Form 10-Q
period 2011-06-30
Bankrate, Inc.
filed 2011-08-15
CIK 1518222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission File No. 1-35206

(Exact name of registrant as specified in its charter)

Delaware	65-0423422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11760 U.S. Highway One, Suite 200 North Palm Beach, Florida	33408
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (561) 630-2400

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the issuer’s common stock as of July 31, 2011 was as follows: 100,000,000 shares of Common Stock, $.01 par value.

Bankrate, Inc.

Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2011

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains “forward-looking statements” which involve risks and uncertainties. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions that relate to our strategy, plans or intentions. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our expectations regarding future industry trends are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are based upon information available to us on the date of this report.

Important factors that could cause actual results to differ materially from our expectations are discussed in detail in Part I, Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Part II, Item 1A. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, and the following sections of our Prospectus filed with the SEC on June 17, 2011 as part of our Registration Statement on Form S-1 (File No. 333-173550) (the “Prospectus”): (a) “Prospectus Summary” in Part I; and (b) “Risk Factors .” All forward-looking information in this prospectus and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:

•	the willingness of our advertisers to advertise on our websites;

•	increased competition and its effect on our website traffic, advertising rates, margins, and market share;

•	our dependence on internet search engines to attract a significant portion of the visitors to our websites;

•	interest rate volatility;

•	technological changes;

•	our ability to manage traffic on our websites and service interruptions;

•	our ability to maintain and develop our brands and content;

•	the fluctuations of our results of operations from period to period;

•	our indebtedness and the effect such indebtedness may have on our business;

•	our need and our ability to incur additional debt or equity financing;

•	our ability to integrate the business and operations of companies that we have acquired, and those we may acquire in the future;

•	the effect of unexpected liabilities we assume from our acquisitions;

•	our ability to attract and retain executive officers and personnel;

•	the impact of resolution of lawsuits to which we are a party;

•	our ability to protect our intellectual property;

•	the effects of facing liability for content on our websites;

•	our ability to establish and maintain distribution arrangements;

•	our ability to maintain good working relationships with our customers and third-party providers and to continue to attract new customers;

•	the effect of our expansion of operations in China and possibly expansion to other international markets, in which we may have limited experience;

•	the willingness of consumers to accept the Internet and our online network as a medium for obtaining financial product information;

•	the strength of the U.S. economy in general;

•	changes in monetary and fiscal policies of the U.S. Government;

•	changes in consumer spending and saving habits;

•	changes in the legal and regulatory environment;

•	changes in accounting principles, policies, practices or guidelines;

•	our ability to manage the risks involved in the foregoing.

We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this prospectus may not in fact occur. Accordingly, investors should not place undue reliance on those statements. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bankrate, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

($ in thousands, except per share data)

	June 30,	December 31,
	2011	2010

Assets
Cash and cash equivalents	$61,285	$115,630
Accounts receivable, net of allowance for doubtful accounts of $861 and $943 at June 30, 2011 and December 31, 2010	61,510	42,731
Deferred income taxes	16,326	16,326
Prepaid expenses and other current assets	21,554	5,489

Total current assets	160,675	180,176

Furniture, fixtures and equipment, net of accumulated depreciation of $4,291 and $2,797 at June 30, 2011 and December 31, 2010	7,380	6,321
Intangible assets, net of accumulated amortization of $61,736 and 42,058 at June 30, 2011 and December 31, 2010	353,839	365,745
Goodwill	573,695	559,168
Other assets	12,588	14,217

Total assets	$1,108,177	$1,125,627

Liabilities and Stockholders’ Equity

Liabilities
Accounts payable	$8,379	$11,565
Accrued expenses	27,126	17,143
Acquisition related payables	2,098	1,735
Deferred revenue and customer deposits	3,526	6,435
Payable to dissenting stockholders	—	56,698
Accrued interest	10,565	16,393
Other current liabilities	44	5,066

Total current liabilities	51,738	115,035

Deferred income taxes	83,546	81,305
Senior secured notes, net of unamortized discount	193,463	297,417
Other liabilities	17,047	5,814

Total liabilities	345,794	499,571

Commitment and contingencies (Note 5)

Stockholders’ equity
Common stock, par value $.01 per share - 300,000,000 shares authorized at June 30, 2011 and December 31, 2010; 99,999,700 and 87,379,865 shares issued and outstanding at June 30, 2011 and December 31, 2010	1,000	874
Additional-paid in capital	827,706	657,095
Accumulated deficit	(65,772)	(31,173)
Accumulated other comprehensive loss	(551)	(740)

Total stockholders’ equity	762,383	626,056

Total liabilities and stockholders’ equity	$1,108,177	$1,125,627

See accompanying notes to condensed consolidated financial statements.

Bankrate, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

($ in thousands, except per share data)

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenue	$98,449	$38,257	$197,527	$72,717
Cost of revenue (excludes depreciation and amortization)	35,236	14,509	73,185	28,694

Gross margin	63,213	23,748	124,342	44,023

Operating expenses:
Sales	3,090	1,960	6,041	3,954
Marketing	19,578	3,232	35,651	5,886
Product development	3,570	1,698	6,957	3,519
General and administrative	7,369	4,565	15,211	9,127
Acquisition, offering and related expenses and related party fees	38,222	2,081	39,695	3,040
Restructuring charges	238	—	238	660
Depreciation and amortization	10,820	7,365	21,666	14,384

	82,887	20,901	125,459	40,570

(Loss) income from operations	(19,674)	2,847	(1,117)	3,453

Interest expense, net	(9,524)	(8,959)	(18,920)	(17,850)
Loss on redemption of senior secured notes	(16,629)	—	(16,629)	—

Loss before income taxes	(45,827)	(6,112)	(36,666)	(14,397)
Income tax benefit	(6,166)	(2,370)	(2,067)	(5,496)

Net loss	$(39,661)	$(3,742)	$(34,599)	$(8,901)

Basic and diluted net loss per share:
Basic and diluted	$(0.44)	$(0.06)	$(0.39)	$(0.15)
Weighted average common shares outstanding:
Basic and diluted	89,302,942	58,692,803	88,346,716	57,802,003

See accompanying notes to condensed consolidated financial statements.

Bankrate, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

($ in thousands)

	Six months ended
	June 30, 2011	June 30, 2010
Cash Flows from operating activities
Net loss	$(34,599)	$(8,901)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	21,666	14,384
Provision for doubtful accounts receivable	1,177	68
Amortization of deferred financing costs and original issue discount	1,241	52
Stock-based compensation	418	—
Loss on redemption of senior secured notes	16,629	—
Change in operating assets and liabilities, net of effect of business acquisitions
Accounts receivable	(19,956)	(4,534)
Prepaid expenses and other assets	(15,809)	8,635
Accounts payable	(3,186)	1,564
Accrued expenses	10,486	1,632
Other liabilities	5,938	13,510
Deferred revenue	(2,909)	(842)

Net cash (used in) provided by operating activities	(18,904)	25,568

Cash flows from investing activities
Purchases of furniture, fixtures and equipment and capitalized website development costs	(3,123)	(1,728)
Cash used in business acquisitions, net	(20,440)	(8,000)
Cash paid for acquisition earnouts and contingent liabilities	(576)	(13,583)
Restricted cash	2	3

Net cash used in investing activities	(24,137)	(23,308)

Cash flows from financing activities
Debt issuance costs	(2,950)	—
Repurchase of senior secured notes	(117,337)	—
Proceeds from issuance of stockholder debt	—	40
Proceeds from issuance of common stock, net of costs	170,319	60
Payments to dissenting stockholders	(61,253)	—

Net cash (used in) provided by financing activities	(11,221)	100

Effect of exchange rate on cash and cash equivalents	(83)	—

Net (decrease) increase in cash	(54,345)	2,360
Cash - beginning of period	115,630	77,690

Cash - end of period	$61,285	$80,050

Supplemental disclosures
Cash paid for interest	$23,473	$4,627
Cash refunded for taxes, net of payments	$(314)	$(14,877)

See accompanying notes to condensed consolidated financial statements.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Bankrate, Inc. and subsidiaries (“Bankrate” or the “Company,” “we,” “us,” “our”) own and operate an Internet-based consumer banking and personal finance network (“Online Network”). Our flagship website, Bankrate.com, is one of the Internet’s leading aggregators of information on more than 300 financial products and fees, including mortgages, deposits, insurance, credit cards, and other personal finance categories. Additionally, we provide financial applications and information to a network of distribution partners and through national and state publications.

The Company was originally organized under the laws of the State of Florida, however, on April 15, 2011, the Company merged with a newly formed Delaware corporation in order to reincorporate from Florida to Delaware. Upon the consummation of the merger, each outstanding common and preferred share of the Company was converted into an equivalent share of the new Delaware corporation which assumed the name Bankrate, Inc.

On July 2, 2009, Ben Holdings, Inc. (“Holdings”), a majority owned subsidiary of Ben Holdings S.à r.l, together with Ben Merger Sub, Inc. a Florida Corporation and a wholly owned subsidiary of Holdings (“Merger Sub”) entered into an agreement and plan of merger (the “Acquisition”) with Bankrate. As a result, the Company became a wholly owned subsidiary of Holdings. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations, the Acquisition was accounted for on August 25, 2009, the date of which Holdings obtained control of the Company.

2011 Recapitalization and Merger

On June 21, 2011, Holdings merged with and into the Company with the Company surviving the merger (“2011 Merger”). In connection with the 2011 Merger, Holdings underwent an internal recapitalization in which all preferred and common shares of Holdings were exchanged for shares a of single series of common stock of Holdings (the “Recapitalization”). As a result of the Recpatilization and 2011 Merger, all preferred and common stock (other than restricted stock) of the Company were cancelled and all shares of common stock of Holdings were converted into common stock of the Company. Immediately following the Recapitalization and 2011 Merger, the Company had 87,500,000 shares of common stock issued and outstanding, including 120,135 shares of restricted stock (“Recapitalization”). The surviving corporation in the 2011 Merger retained the name “Bankrate, Inc.” The 2011 Merger was accounted for as a common control merger and in a manner similar to a pooling of interests. Accordingly, Holdings and Bankrate were consolidated retroactively to the earliest period presented, using the historical cost basis of each entity. In addition, the Recapitalization has been reflected in these consolidated financial statements as a 21.16 for one stock split of the Company’s issued and outstanding common stock. The common stock, per common share, and increase in authorized share amounts in these condensed consolidated financial statements and notes to condensed consolidated financial statements have been presented to retroactively reflect this transaction to the earliest period presented.

In connection with the 2011 Merger and the initial public offering, the Company entered into a Fourth Amended and Restated Stockholders Agreement that provides the Company’s existing direct and indirect stockholders with certain rights, including rights of Ben Holdings S.à r.l., a stockholder of the Company, which is, in turn, controlled by Apax US VII, L.P., and Apax Europe VII-A, L.P., Apax Europe VII-B, L.P. and Apax Europe VII-1, L.P. (the “Apax VII Funds”).

Initial Public Offering

On June 22, 2011, the Company completed its initial public offering (“IPO”) whereby it and certain of its existing stockholders sold 22,994,455 shares of common stock at a public offering price of $15.00 per share, including 2,994,455 shares sold by certain of its existing stockholders upon the exercise of the underwriters’ option to purchase additional shares. The Company’s shares are traded on the New York Stock Exchange (NYSE) under the symbol “RATE.” The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-173550), which was declared effective by the SEC on June 16, 2011. Our portion of the net proceeds from the IPO was approximately $170.3 million after deducting underwriting discounts of $11.3 million and offering costs of $5.9 million. In addition, during the three months ended June 30, 2011, we incurred

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(Unaudited)

costs associated with the IPO and S-4 registration statement in relation to our exchange offer, which included $34.7 million paid to Apax Partners, L.P. for termination of monitoring fees, merger and acquisition advisory services, IPO services for secondary shares, exchange offer advisory services, and other services provided to Bankrate’s management. The payment to APAX has been recorded in the following manner; $30.0 million as a part of acquisition, offering and related expenses and related party fees, $3.8 million netted against IPO proceeds and $917,000 to deferred financing costs. We used approximately $123.0 million of the net proceeds from the offering to repay the principal and accrued interest on our Senior Secured Notes (see Note 7). We intend to use the balance of the net proceeds from the offering for working capital and other general corporate purposes, including financing our growth.

As part of the 22,994,455 shares of common stock sold in the IPO, 10,494,455 shares of common stock were sold by certain existing stockholders at a public offering price of $15.00 per share, including 2,994,455 shares sold by the selling stockholders upon the exercise of the underwriters’ option to purchase additional shares. The Company did not receive any of the proceeds from the sale of such shares by the selling stockholders.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement of our results have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011, for any other interim period or for any other future year.

The condensed consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by GAAP. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Prospectus filed with the Securities and Exchange Commission (“SEC”) on June 17, 2011 pursuant to Rule 424(b) under the Securities Act of 1933.

There have been no significant changes in the Company’s accounting policies from those disclosed in its prospectus filed with the SEC on June 17, 2011.

The accompanying condensed consolidated financial statements include the accounts of Bankrate, Inc., NetQuote Holdings, Inc., NetQuote, Inc., CreditCards.com, Inc., CCRD Operating Company Inc., CreditCards.com Limited (United Kingdom), Freedom Marketing (United Kingdom), and Rate Holding Company (100% owner of Bankrate Information Consulting (Beijing) Co., Ltd.) after elimination of all intercompany accounts and transactions.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We believe that the judgments, estimates and assumptions involved in the accounting for income taxes, share based compensation, the allowance for doubtful accounts receivable, useful lives of intangible assets and intangible asset impairment, goodwill impairment, acquisition accounting, and contingencies have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Actual results could differ from those estimates.

Cash and Cash Equivalents

We consider all highly liquid debt investments purchased with an original maturity of less than three months to be cash and cash equivalents. The carrying value of these investments approximates fair value. As of June 30, 2011, our cash and cash equivalents consisted of approximately $5.1 million of U.S. Treasury securities with 30-day maturities, approximately $1.1 million held in British pound sterling, approximately $54.8 million of operating cash subject to the $250,000 FDIC insured deposit limit, and approximately $291,000 held in Renminbi in China.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(Unaudited)

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to make required payments. We look at historical write-offs and sales growth when determining the adequacy of the allowance. Should the financial condition of our customers deteriorate, resulting in an impairment of their ability to make payments, or if the level of accounts receivable increases, the need for possible additional allowances may be necessary. Any additions to the allowance for doubtful accounts are recorded as bad debt expense and included in general and administrative expenses. During the three months ended June 30, 2011 and 2010, we charged approximately $525,000, and $47,000 to bad debt expense, and wrote off (net of recoveries) $810,000 and $0, respectively, of accounts deemed uncollectible. During the six months ended June 30, 2011 and 2010, we charged approximately $1.2 million, and $68,000 to bad debt expense, and wrote off (net of recoveries) $1.3 million and recovered (net of write offs) $18,000, respectively, of accounts deemed uncollectible.

Intangible Assets

Intangible assets consist primarily of internet domain names and URLs, trademarks, customer relationships, affiliate network relationships and developed technologies acquired in connection with the Acquisition and our subsequent acquisitions in 2011 and 2010 (see Note 8). Intangible assets are being amortized over their estimated useful lives mostly on a straight-line basis.

Intangible asset categories and their estimated useful lives are as follows:

Estimated Useful Life
Trademarks and URLs	2-25 years
Customer relationships	8-15 years
Affiliate network relationships	1-9 years
Developed technologies	3-6 years

Intangible assets subject to amortization and their weighted average amortization periods were as follows as of June 30, 2011:

($ in thousands)	Cost	Accumulated Amortization	Net	Weighted Average Amortization Period Years
Trademarks and URLs	$184,044	$(12,954)	$171,090	20.8
Customer relationships	201,258	(33,440)	167,818	8.8
Affiliate network relationships	12,790	(10,159)	2,631	3.9
Developed technologies	17,483	(5,183)	12,300	4.7

	$415,575	$(61,736)	$353,839	13.8

Amortization expense for the three months ended June 30, 2011 and 2010 was $9.9 million and $7.0 million, respectively. Amortization expense for the six months ended June 30, 2011 and 2010 was $19.8 million and $13.7 million, respectively.

Future amortization expense as of June 30, 2011 is expected to be:

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(Unaudited)

($ in thousands)	Amortization Expense
Remainder of 2011	$18,703
2012	36,742
2013	35,678
2014	34,406
2015	33,861
Thereafter	194,449

Total expected amortization expense of intangible assets	$353,839

Impairment of Long-Lived Assets Including Assets with Finite Lives

ASC 360, Property, Plant and Equipment, requires that long-lived assets including intangible assets with finite lives be amortized over their estimated useful life and reviewed for impairment. We continually monitor events and changes in circumstances that could indicate carrying amounts of our long-lived assets including intangible assets with finite lives may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of such assets by determining whether the carrying value will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of such assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. There was no impairment of long-lived assets including intangible assets with finite lives for the six months ended June 30, 2011 and 2010.

Goodwill

In accordance with ASC 350, Intangibles – Goodwill and Other, we review our goodwill for impairment annually, or more frequently, if facts and circumstances warrant a review, at the reporting unit level. Our annual impairment test is performed as of October 1 of each year. We have determined that we have one segment with one reporting unit. The provisions of ASC 350 require that a two-step test be performed to assess goodwill for impairment. First, the fair value of the reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied value, an impairment loss equal to the difference will be recorded. In determining the fair value of our reporting units, we relied on the Income Approach and the Market Approach. Under the Income Approach, the fair value of a business unit is based on the cash flows it can be expected to generate over its remaining life. The estimated cash flows are converted to their present value equivalent using an appropriate rate of return. The Market Approach utilizes a market comparable method whereby similar publicly traded companies are valued using Market Values of Invested Capital (“MVIC”) multiples (i.e., MVIC to revenue, MVIC to earnings before interest and taxes, MVIC to cash flow, etc.) and then these MVIC multiples are applied to a company’s operating results to arrive at an estimate of value.

Goodwill activity for the six months ended June 30, 2011 and 2010 is shown below:

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(Unaudited)

($ in thousands)
Balance, December 31, 2010	$559,168
Adjustment during the measurement period relating to acquisition of Net Quote Holdings, Inc.	205
Adjustment during the measurement period relating to acquisition of CreditCards.com, Inc.	5,400
Acquisition of Trouve Media, Inc.	8,562
Acquisition of CarInsuranceQuotes.com	360

Balance, June 30, 2011	$573,695

($ in thousands)
Balance, December 31, 2009	$349,749
Acquisition of Bargaineering.com	160
Acquisition of InsuranceQuotes.com	65

Balance, June 30, 2010	$349,974

There have been no triggering events during the six months ended June 30, 2011 and 2010 that would require an impairment test during the periods.

Website Development

We account for our website development costs under ASC 350-50, Intangibles – Goodwill and Other – Website Development Costs. ASC 350-50 provides guidance on the accounting for the costs of development of company websites, dividing the website development costs into five stages: (1) the planning stage, during which the business and/or project plan is formulated and functionalities, necessary hardware and technology are determined, (2) the website application and infrastructure development stage, which involves acquiring or developing hardware and software to operate the website, (3) the graphics development stage, during which the initial graphics and layout of each page are designed and coded, (4) the content development stage, during which the information to be presented on the website, which may be either textual or graphical in nature, is developed, and (5) the operating stage, during which training, administration, maintenance and other costs to operate the existing website are incurred. The costs incurred in the website application and infrastructure stage, the graphics development stage and the content development stage are capitalized; all other costs are expensed as incurred. Website development costs are initially recorded in other assets and then transferred to fixed assets upon the completion of the project. We capitalized website development costs totaling $1.3 million and $736,000 for the six months ended June 30, 2011 and 2010, respectively. These amounts are included in other assets in the accompanying condensed consolidated balance sheet as of June 30, 2011 and December 31, 2010.

Basic and Diluted Loss Per Share

We compute basic loss per share by dividing net loss attributable to common stockholders for the period by the weighted average number of shares outstanding for the period. Diluted loss per share includes the effects of dilutive common stock equivalents, consisting of outstanding stock-based awards, unrecognized compensation expense and tax benefits in accordance with ASC 718, Compensation – Stock Compensation, to the extent the effect is not antidilutive, using the treasury stock method. Since we have a net loss attributable to common stockholders, basic and diluted loss per share are the same for the three months and six months ended June 30, 2011 and 2010.

The following table presents the computation of basic and diluted loss per share:

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(Unaudited)

	Three months ended		Six months ended
($ in thousands, except per share data)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net loss	$(39,661)	$(3,742)	$(34,599)	$(8,901)

Weighted average common shares and equivalents outstanding for basic and diluted loss per share calculation	89,302,942	58,692,803	88,346,716	57,802,003
Basic and diluted loss per share:
Basic and diluted	$(0.44)	$(0.06)	$(0.39)	$(0.15)

Stockholders’ Equity

The activity in stockholders’ equity for the six months ended June 30, 2011 is shown below:

					Accumulated
			Additional		Other	Total
	Common Stock		paid-in	Accumulated	Comprehensive	Stockholders’
($ and shares in thousands)	Shares	Amount	capital	Deficit	Loss	Equity
Balance at December 31, 2010	87,380	$874	$657,095	$(31,173)	$(740)	$626,056
Foreign currency translation, net of taxes	—	—	—	—	189	189
Restricted stock issued	120	1	(1)	—	—	—
Common stock issued	12,500	125	170,194	—	—	170,319
Stock compensation	—	—	418	—	—	418
Net loss	—	—	—	(34,599)	—	(34,599)

Balance at June 30, 2011	100,000	1,000	827,706	(65,772)	(551)	762,383

Deferred Financing Costs

In connection with the issuance of the Intercompany Note in 2009 (Note 6), the Company incurred deferred financing costs of $526,000 related to the issuance of the $222.0 million note payable to Holdings which are amortized to interest expense using a method which approximates the effective interest method over the term of the related debt.

In connection with the issuance of the Senior Secured Notes in 2010 (Note 7), the Company incurred $11.6 million in underwriting fees that have been classified as deferred financing costs related to the issuance of the Senior Secured Notes, which are amortized to interest expense using a method which approximates the effective interest method over the term of the related debt.

In connection with the issuance of the revolving credit facilities in an aggregate amount of $100.0 million in June 2011 (Note 7), the Company incurred $3.0 million in bank and legal fees. These fees have been classified as deferred financing costs and are being amortized to interest expense using a straightline method over the term of the credit facilities.

During the three months ended June 30, 2011 and 2010, we amortized $505,000 and $26,000 respectively in deferred financing costs. During the six months ended June 30, 2011 and 2010, we amortized $1.0 million and $52,000 respectively in deferred financing costs. In addition, the Company expensed approximately $3.5 million of deferred financing cost in June 2011 as a result of the redemption of $105.0 million aggregate principal amount of outstanding Senior Secured Notes, which is included in loss on redemption of senior secured notes on the accompanying condensed consolidated statements of operations. At June 30, 2011, deferred financing costs had a balance of $9.3 million and are included in other assets on the accompanying condensed consolidated balance sheet.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(Unaudited)

Stock Based Compensation

We account for stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation. Under the fair value recognition provisions of ASC 718, stock based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. See Note 2 for further information regarding our stock-based compensation assumptions and expense.

Income Tax Benefit

We account for income taxes in accordance with ASC 740, Income Taxes. Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results, or the ability to implement tax-planning strategies varies, adjustments to the carrying value of the deferred tax assets and liabilities may be required. Valuation allowances are based on the “more likely than not” criteria of ASC 740.

The accounting for uncertain tax positions guidance under ASC 740 requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We recognize interest and penalties on uncertain tax positions as a component of income tax expense.

Foreign Currency Translation

Our foreign operations generally use the local currency as their functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Income statement items are translated at the average exchange rates for the year. The impact of currency fluctuations is recorded in accumulated other comprehensive loss as a currency translation adjustment.

Comprehensive Loss

Comprehensive loss for the three months ended June 30, 2011 is approximately $39.7 million, which includes net loss of approximately $39.7 million and $18,000 loss in foreign currency translation adjustment. Comprehensive loss for the six months ended June 30, 2011 is approximately $34.4 million, which includes net loss of approximately $34.6 million and $189,000 gain in foreign currency translation adjustment. Comprehensive loss is the same as net loss for the three and six months ended June 30, 2010.

Segment Reporting

Through the six months ended June 30, 2011, we operated in one reportable business segment. We evaluate the operating performance of our business as a whole. Our chief operating decision maker (i.e., chief executive officer) reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by type for purposes of allocating resources and evaluating financial performance. There are no business unit managers who are held accountable by our chief operating decision-maker, or anyone else, for operations, operating results, budgeting and strategic planning for levels or components below the consolidated unit level.

Geographic Data

No single country outside of the U.S. accounted for more than 10% of revenue during the three months ended and six months ended June 30, 2011 and 2010. There was one customer that accounted for 13% of net sales during the three months ended June 30, 2011 and no customers accounted for more than 6% of net sales during the three months ended June 30, 2010. There was one customer that accounted for 13% of net sales during the six months ended June 30, 2011 and no customers accounted for more than 7% of net sales during the six months ended June 30, 2010. One customer’s accounts receivable balances constituted 20%, while a second customer’s balance constituted 12%, and a third customer’s balance constituted 10% of the accounts receivable balance as of June 30, 2011. One

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(Unaudited)

customer’s accounts receivable balance constituted 15% while a second customer’s balance constituted 10% of the accounts receivable balance as of December 31, 2010.

Revenue and long-lived assets related to the U.S. and international operations and revenue by type for the three months and six months ended June 30, 2011 and 2010 are as follows:

	Three months ended		Six months ended
($ in thousands)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Revenue:
USA	$96,488	$38,224	$193,358	$72,669
International	1,961	33	4,169	48

	$98,449	$38,257	$197,527	$72,717

Revenue:
Online	$96,432	$36,643	$193,377	$69,443
Print	2,017	1,614	4,150	3,274

	$98,449	$38,257	$197,527	$72,717

	June 30, 2011	December 31, 2010
Long lived assets:
USA	$930,378	$928,411
International	4,536	4,580

Balance, end of period	$934,914	$932,991

Fair Value Measurement

The carrying amounts of cash, accounts receivable, accrued interest, and accounts payable approximate estimated fair value. The U.S. Treasury securities are measured using quoted market prices available on active markets. In measuring the fair value of the Senior Secured Notes, the Company used market information. These estimates require considerable judgment in interpreting market data, and changes in assumptions or estimation methods could significantly affect the fair value estimates.

The following table presents estimated fair value, and related carrying amounts, as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
($ in thousands)	Amount	Fair Value	Amount	Fair Value

Financial Assets:
Cash and cash equivalents	$61,285	$61,285	$115,630	$115,630
Accounts Receivable	$61,510	$61,510	$42,731	$42,731

Financial Liabilities:
Revolving Credit Facility	$—	$—	$—	$—
Senior Secured Notes	$193,463	$223,275	$297,417	$331,500
Accrued Interest	$10,565	$10,565	$16,393	$16,393

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(Unaudited)

Recent Accounting Pronouncements

Recently Adopted Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820)—Fair Value Measurements and Disclosures, to add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3. The new disclosures and clarifications of existing disclosures are effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activity. Those disclosures are effective for fiscal years beginning after December 15, 2010. The implementation of ASU 2010-06 relative to Level 3 investments did not have a material impact on the Company’s condensed consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13 (an update to ASC 605-25), Revenue Recognition: Multiple-Element Arrangements, which is effective for annual periods beginning on or after June 15, 2010; however, early adoption is permitted. In arrangements with multiple deliverables, ASU 2009-13 permits entities to use management’s best estimate of selling price to value individual deliverables when those deliverables have never been sold separately or when third-party evidence is not available. In addition, any discounts provided in multiple-element arrangements will be allocated on the basis of the relative selling price of each deliverable. The adoption of ASU 2009-13 did not have a material impact on the Company’s condensed consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, Intangibles - Goodwill and Other (Topic 350) - When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. ASU 2010-28 modifies Step 1 of the goodwill impairment test so that for those reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not based on an assessment of qualitative indicators that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of ASU 2010-28 did not have a material impact on the Company’s condensed consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations, (ASC Topic 805, “Business Combinations”). The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of ASU 2010-29 did not have a material impact on the Company’s condensed consolidated financial statements.

Accounting Pronouncements to be adopted in the future

In May 2011, the FASB issued ASU 2011-04, Fair value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRS’s. ASU 2011-04 amends Topic 820, Fair Value Measurement to change the wording used to describe the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments include wording changes that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments are effective during interim and annual periods beginning after December 15, 2011. The adoption of ASU 211-04 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 amends Topic 220, Comprehensive Income, to give an entity the option for presenting the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment in this update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. The adoption of ASU 2011-05 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(Unaudited)

NOTE 2 – STOCK BASED COMPENSATION

In June 2011, the Company established a stock based compensation program to grant stock based awards for up to 12,120,000 shares of our common stock. Our stock based program is a long-term retention program that is intended to attract, retain and provide incentives for directors, officers and employees in the form of non-qualified stock options and restricted stock (the “2011 Plan”). Under the 2011 Plan, the Board of Directors or its delegate has the sole authority to determine who receives such grants, the type, size and timing of such grants, and to specify the terms of any non-competition agreements relating to the grants. The purpose of the 2011 Plan is to advance our interests by providing eligible participants in the Plan with the opportunity to receive equity-based or cash incentive awards, thereby aligning their economic interests with those of our stockholders.

The stock based compensation expense for stock options and restricted stock awards recognized in our condensed consolidated statements of operations for the three and six months ended June 30, 2011 is as follows:

	Three Months Ended	Six Months Ended
($ in thousands)	June 30, 2011	June 30, 2011
Income Statement Classifications
Cost of revenue	34	34
Other expenses:
Sales	69	69
Marketing	37	37
Product development	75	75
General and administrative	203	203

Total	$418	$418

Restricted Stock

Bankrate grants restricted stock, which is valued based on the market price of the common stock on the date of grant. Compensation expense arising from restricted stock grants with cliff vesting is recognized using the straight line method over the vesting period. In June 2011, we awarded 120,135 shares of restricted common stock to employees located throughout the United States. The restricted stock awards cliff vest after the first anniversary of the grant date subject to continued employment through the applicable vesting date.

Stock based compensation expense for the three and six months ended June 30, 2011 included approximately $73,000, related to the restricted stock awards. Additionally, as of June 30, 2011, there was approximately $1.7 million of unrecognized compensation costs adjusted for estimated forfeitures, which will be recognized over a weighted average period of approximately 1 year, related to non-vested restricted stock awards.

Stock Options

We currently use the Black-Scholes option pricing model to determine the fair value of our stock options. The determination of the fair value of the awards on the date of grant using an option-pricing model is affected by the price of our common stock, as well as assumptions regarding a number of complex and subjective variables. These variables include the expected term of the options, expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates, expected dividends and the estimated forfeiture rate.

We estimated the expected term using the simplified method for all stock options as the Company does not have sufficient historical exercise data. The volatility assumption is based on the historical stock price volatility of peer group of publicly traded companies. The decision to use a weighted average volatility factor was based upon the relatively short period of availability of data on actively traded stock options on our common stock, and our assessment that implied volatility is more representative of future stock price

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(Unaudited)

trends than historical volatility. We based the risk-free interest rate used in the option pricing model on U.S. Treasury constant maturity issues having remaining terms similar to the expected terms of the stock options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. All share-based payment awards are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period.

If factors change and we employ different assumptions for estimating stock based compensation expense in future periods or if we decide to use a different valuation model, the future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and net income per share.

The following table provides the weighted average fair value of the stock options granted during the three and six-month periods ended June 30, 2011 using the Black-Scholes option pricing model together with a description of the weighted average assumptions used to calculate the fair value. Stock options exercisable into 5,000,000 shares were granted during the three and six months ended June 30, 2011. There were no stock options granted during the three and six months ended June 30, 2010.

	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011
Weighted average fair value	$6.78	$6.78
Expected volatility	53%	53%
Weighted average risk free rate	1.42%	1.42%
Expected lives	4.75 years	4.75 years
Expected dividend yield	0%	0%

Stock based compensation expense for the three and six months ended June 30, 2011 included approximately $345,000, related to the stock option awards. Additionally, as of June 30, 2011, there was approximately $32.8 million of unrecognized compensation costs adjusted for estimated forfeitures, which will be recognized over a weighted average period of approximately 4 years, related to non-vested stock option awards.

The following table sets forth the summary of option activity under our stock option plan for the six months ended June 30, 2011:

	Number of Shares	Price Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance, December 31, 2010	—	$—	$—	$—
Granted	5,000,000	15.00	15.00	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—

Balance, June 30, 2011	5,000,000	$15.00	$15.00	$7,900,000

The aggregate intrinsic value of stock options outstanding as of June 30, 2011 is calculated as the difference between the market value at June 30, 2011 ($16.58) and the exercise price of the stock options.

Additional information with respect to outstanding stock options as of June 30, 2011, is as follows:

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(Unaudited)

Options Outstanding			Options Exercisable
Prices	Number of Shares	Weighted Average Remaining Contractual Term (Years)	Number of Shares	Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
$ 15.00	5,000,000	6.96	—	—	—	$—

NOTE 3 – INCOME TAXES

The difference between income tax expense computed at the statutory rate and the reported income tax expense is primarily due to non-deductible transaction costs incurred and an increase in the liability for unrecognized tax benefits during the six months ended June 30, 2011.

We have approximately $16.7 million and $5.6 million of unrecognized tax benefits as of June 30, 2011 and December 31, 2010, respectively.

We are subject to income taxes in the U.S. federal jurisdiction, various states, and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2007.

We accrued $56,000 and $112,000 for the payment of interest and penalties for the respective three and six months ended June 30, 2011, which was charged to income tax expense during the respective three and six month periods ended June 30, 2011. We accrued $48,000 and $96,000 for the payment of interest and penalties for the respective three and six months ended June 30, 2010, which was charged to income tax expense during the respective three and six month periods ended June 30, 2010.

Our 2009 Federal income tax return is under examination the Internal Revenue Service (“IRS”). We have not received any indication from the IRS as to a conclusion for the audit.

NOTE 4 – RESTRUCTURING CHARGES

In connection with the acquisition of NetQuote and CreditCards, the Company adopted a restructuring plan to achieve cost synergies. During the six months ended June 30, 2011 and June 30, 2010, the Company terminated one and twenty-one employees, respectively, pursuant to such restructuring plan. Accordingly, during the six months ended June 30, 2011 and 2010, we recorded $238,000 and $660,000 expense for severance-related costs for terminated employees. These costs have been included within restructuring charges in the accompanying condensed consolidated statement of operations. Accrued severance related costs were approximately $362,000 at June 30, 2011 and are included within accrued expenses on the accompanying condensed consolidated balance sheet. The restructuring charges and their utilization are summarized as follows:

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(Unaudited)

($ in thousands)	Liability Balance at Beginning of Period	Restructuring Charges	Utilized	Liability Balance at End of Period
Balance at December 31, 2010	$369	$—	$—	$369
One-time termination benefits	—	238	(245)	(7)
Other associated costs	—	—	—	—

Balance at June 30, 2011	$369	$238	$(245)	$362

($ in thousands)	Liability Balance at Beginning of Period	Restructuring Charges	Utilized	Liability Balance at End of Period
Balance at December 31, 2009	$—	$—	$—	$—
One-time termination benefits	—	580	(412)	168
Other associated costs	—	80	(70)	10

Balance at June 30, 2010	$—	$660	$(482)	$178

The Company expects to pay the remaining $362,000 within the next six months.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Lower Fees, Inc. Litigation

On or about November 20, 2008, Lower Fees, Inc. (“LF”) filed in the Circuit Court in and for Palm Beach County, Florida a civil action against the Company, Bankrate’s Chief Executive Officer and Chief Financial Officer, alleging “fraud in the inducement” by the defendants in respect of the Company having entered into an asset purchase agreement with LF dated February 5, 2008 (the “Asset Purchase Agreement”). Pursuant to the Asset Purchase Agreement, the Company purchased certain assets and assumed certain liabilities of LF and made a cash payment of the consideration specified in the agreement. Following a motion by Bankrate to dismiss the complaint as baseless and failing to state a claim, on March 23, 2009, the court dismissed the complaint, and allowed LF 30 days within which to file an amended complaint. LF filed an amended complaint on April 22, 2009 which was dismissed on October 9, 2009. LF filed another amended complaint on November 6, 2009, which sought relief in the form of rescission of the transaction and attorneys’ fees and which was dismissed with prejudice on March 23, 2010. On or about April 21, 2010, LF filed a notice of appeal of the court’s March 23 order (the “Appeal”).

On April 30, 2010, LF sent a letter to us (the “LF Letter”) asking for indemnification under Paragraph 6.3 of the Asset Purchase Agreement for the same alleged “misrepresentations” it had alleged in its prior complaints in the civil action. The amount the LF Letter claims LF will incur as losses is $8.2 million. The LF Letter also asks for payment of $900,000 and $180,000 to Michael Kratzer, one of the owners of LF, in respect of his former employment with us. On May 14, 2010, we responded to the LF Letter denying the allegations in full.

The parties have filed their briefs in the Appeal and the case is awaiting decision by the appellate court. Oral arguments were heard in July 2011. We will continue to vigorously defend the Appeal and the requests of the LF Letter. We cannot presently estimate the amount of loss, if any, that would result from an adverse resolution of this matter.

On March 9, 2011, LF filed a civil action against the Company styled: Lower Fees, Inc., Plaintiff, vs. Bankrate, Inc., Defendant, in the Circuit Court of the Fifteen Judicial Circuit in and for Palm Beach County (the “New LF Lawsuit”). In the New LF Lawsuit, LF alleges that the Company breached a duty of good faith to operate a website transferred under the Asset Purchase Agreement to generate revenues that would have resulted in the Company having to pay LF certain earn-out payments under the Asset Purchase Agreement. The New LF Lawsuit is in its very early stages. LF seeks relief in the form of unspecified damages suffered, pre-judgment interest, attorneys’ fees, and costs. The Company will vigorously defend the New Lawsuit and currently intends to file a motion to

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(Unaudited)

dismiss the New LF Lawsuit. We cannot presently estimate the amount of loss, if any, that would result from an adverse resolution of this matter.

BanxCorp Litigation

On or about July 20, 2007, BanxCorp, an online publisher of rate information provided by financial institutions with respect to various financial products, filed suit against the Company in the United States District Court for the District of New Jersey alleging violations of Federal and New Jersey State antitrust laws, including the Sherman Act and the Clayton Act on the basis of illegal predatory pricing, vendor lock-in, exclusionary product and distribution bundling and tie-in arrangements, anticompetitive acquisitions and market division agreements. In the complaint, BanxCorp seeks injunctive relief, treble damages in an unspecified amount, and attorneys’ fees and costs. In response to motions by the Company to dismiss for failure to state a claim, the court has three times permitted Banxcorp to file amended complaints, in which Banxcorp has added new causes of action under the Sherman Act, including an allegation that the Company conspired with some 90 online media outlets to fix prices in connection with the publication of certain rate information tables. Following the latest amendment in March 2011, the Company intends to again move to dismiss the amended complaint. We cannot presently estimate the amount of loss, if any, that would result from an adverse resolution of this matter.

Mortgage Grader Lawsuit

In October 2010, an action was commenced in the United States District Court for the Central District of California entitled Mortgage Grader, Inc. v. Lenderfi, Inc., et al., in which Bankrate is one of nine defendants. The complaint alleges that the plaintiff is the owner of a patent relating to “a computer-implemented system for enabling borrowers to anonymously shop for loan packages offered by a plurality of lenders” and that the patent is being infringed by each of the defendants. The complaint seeks relief in the form of an adjudication of patent infringement, unspecified treble damages together with pre-judgment and post-judgment interest, an injunction prohibiting further infringement, and reasonable attorneys’ fees and costs. Bankrate has answered the complaint and asserted counterclaims alleging that the patent in question should be invalidated. An initial investigation on the merits of the action has been undertaken and Bankrate denies any liability. Settlement discussions have been initiated between the parties and are ongoing. We cannot presently estimate the amount of loss, if any, that would result from an adverse resolution of this matter.

Bankrate, Inc. Shareholder Litigations

In connection with the announcement of the Bankrate Acquisition, certain persons who were then stockholders of the Company filed a number of lawsuits alleging breach of fiduciary duties and/or seeking appraisal of the fair value of their shares of the Company stock. The lawsuits alleging breach of fiduciary duties were consolidated and, on November 8, 2010, certified as a mandatory, non-opt-out class action (with the exception of one of the parties seeking appraisal, who was ruled not to be part of the class) and settled based on an award of plaintiffs’ counsel attorneys’ fees and expenses in the amount of $2.0 million, which was paid on December 8, 2010. One of the appraisal claims was resolved in September 2010 and the remaining claims were resolved in February 2011, on the basis of a per-share valuation equal to that offered in the Bankrate Acquisition. All of these claims are now resolved.

Other Commitments

We have executed employment agreements with 17 senior executives, including Bankrate’s President and Chief Executive Officer. Three of the executives’ employment contracts were modified as a result of the Acquisition. Each employment agreement provides for a minimum annual base salary, an annual bonus contingent on our achieving certain performance criteria, and severance provisions ranging from six months to one year’s annual base salary. Under the terms of the employment agreements, the individuals are entitled to receive minimum severance amounts of $3.2 million in the aggregate.

NOTE 6 – NOTE PAYABLE TO RELATED PARTIES, EQUITY TRANSACTIONS and 2011 MERGER

At December 31, 2009, long-term debt consisted of $222.0 million of an inter-company note payable to Holdings (“Intercompany Note”). The Intercompany Note had a maturity date of August 24, 2014. Interest on the Intercompany Note accrued daily on the outstanding principal amount at 14.15% and was payable semi-annually on June 30 and December 31 in cash interest, payment-in-kind (“PIK”) interest (which is added to the loan principal balance) or in any combination of cash interest and PIK interest, at the

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(Unaudited)

option of the Company. Interest expense was $0 during the three and six months ended June 30, 2011. Interest expense was approximately $8.0 million and $16.2 million during the three and six months ended June 30, 2010.

In addition, Holdings had a long-term debt of $222.0 million to the equity owners of Ben Holding S.à r.l., the majority owner of Holdings, and certain members of the Company’s management, which was borrowed to provide funding for the Acquisition (“Shareholder Notes”). The notes payable to the Apax VII Funds were issued on August 24, 2009, and the notes payable to certain senior executives and former board members of Bankrate were issued on September 25, 2009. The Shareholder Notes had maturity dates of August 24, 2014. Interest on the Shareholder Notes accrued daily on the outstanding principal amount at 11.75% and are payable semi-annually on June 30 and December 31 in cash. Additional interest on these notes accrued daily on the outstanding principal amount at 2.25% and was payable semi-annually on June 30 and December 31 as cash interest, payments-in-kind (“PIK”) interest or in any combination of cash interest or PIK interest. Interest expense was $0 for the three and six months ended June 30, 2011, respectively. Interest expense was approximately $7.8 million and $16.0 million for the three and six months ended June 30, 2010, respectively.

In connection with the acquisitions of NetQuote and CreditCards (see Note 8) and the issuance of the Senior Secured Notes, on July 13, 2010 (see Note 7), the parties converted the Shareholder Note and the Intercompany Note into preferred shares of Holdings and of the Company, respectively, by the following steps (the “Recapitalization”): (i) the Company made a payment to Holdings of unpaid accrued interest on the Intercompany Note of approximately $20.5 million, (ii) Holdings paid such amount to the holders of the Shareholder Notes in satisfaction of all unpaid accrued interest on the Shareholder Notes (the “Note Holder Interest”), (iii) the equity owner of Ben Holding S.à r.l. contributed their Shareholder Notes plus the Note Holder Interest they received from Holdings to Ben Holding S.à r.l. in exchange for additional equity in Ben Holding S.à r.l., (iv) Ben Holding S.à r.l., together with the members of Company management that hold Shareholder Notes, contributed all of the Shareholders Notes plus all (or 30% in the case of Company management), of the Note Holder Interest to Holdings in exchange for a principal amount of approximately $244.3 million of newly-issued preferred stock of Holdings (the “Holdings Preferred Stock”), and (v) Holdings contributed the Intercompany Note, together with the cash received in respect of Note Holder Interest by Holdings in step (iv), to the Company in exchange for newly-issued preferred stock of the Company (the “Company Preferred Stock”). The Company Preferred Stock has a principal amount of approximately $244.7 million (representing the sum of the principal amount of and accrued but unpaid interest on the Intercompany Note plus the amount of recontributed Note Holder Interest), had no fixed maturity date, was non-voting, yielded 15.15% per annum, compounded semi-annually, and was entitled, on a preferred basis in relation to the Company’s common stock, to receive distributions from the Company or the principal amount thereof plus accrued and unpaid yield thereon (and certain additional amounts in the event of a repayment of the principal amount thereof before August 25, 2013). The Holdings Preferred Stock had terms consistent with the Company Preferred Stock, with the exception that the yield is 15% per annum. For the preferred stock issued, the Company received a return of cash of $19.7 million of the $20.5 million of cash it paid in (i) above.

In connection with the issuance of the Senior Secured Notes (see Note 7), Apax Partners, L.P. and Company management contributed $73.0 million and $6.7 million, respectively, to the capital of BEN Holdings, Inc. in exchange for additional Holdings Preferred Stock with the terms described above and Holdings in turn contributed such amounts to the capital of the Company in exchange for Company common stock.

On June 21, 2011, Holdings merged with and into the Company with the Company surviving the merger and emerging with a new capital structure (2011 Merger). In connection with the 2011 Merger, the Company had an internal recapitalization whereby the Company’s 244,706 shares of preferred stock, 4,129,611 shares of common stock and 7,202 shares of restricted stock outstanding were cancelled (other than the restricted stock) and 87,500,000 shares of common stock issued and outstanding including 120,135 shares of restricted stock resulting from the conversion of restricted stock outstanding immediately prior the 2011 Merger. The surviving corporation in the Merger retained the name “Bankrate, Inc.” The 2011 Merger was accounted for as a common control merger and in a manner similar to a pooling of interests. Accordingly, Holdings and Bankrate were consolidated retroactively to the earliest period presented, using the historical cost basis of each entity. In addition, the Recapitalization has been reflected in these consolidated financial statements as a 21.16 for one stock split of the Company’s issued and outstanding common stock. The common stock, per common share, and increase in authorized share amounts in these condensed consolidated financial statements and notes to condensed consolidated financial statements have been presented to retroactively reflect this transaction to the earliest period presented.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(Unaudited)

NOTE 7 – DEBT

Senior Secured Notes

On July 13, 2010, the Company issued $300.0 million aggregate principal amount of 11  3/4 % Senior Secured Notes (“Senior Secured Notes”) due July 15, 2015 at an offering price of 99.077% with an original issue discount of $2.8 million. Interest on the Senior Secured Notes accrued daily on the outstanding principal amount at 11  3/4 % and is payable semi-annually, in arrears, on July 15 and January 15, beginning on January 15, 2011, in cash. The net proceeds of approximately $286.9 million were used to fund the acquisitions of NetQuote and CreditCards, pay related fees and expenses and for general corporate purposes. On or after July 15, 2013, the Company may redeem some or all of the Senior Secured Notes at a premium that will decrease over time as set forth in our Indenture, dated as of July 13, 2010, governing its 11  3/4 % Senior Secured Notes due 2015 (the “Indenture”). Additionally, if the Company experiences a change of control, the holders of the Senior Secured Notes have the right to require the Company to purchase the Senior Secured Notes at a price in cash equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of purchase. The Indenture governing the Senior Secured Notes contains other restrictions and limitations. The Senior Secured Notes are collateralized by all of the Company’s assets subject to certain excluded properties.

On June 30, 2011, in accordance with the terms of the Indenture governing the Senior Secured Notes, the Company used approximately $123.0 million of the proceeds from the Initial Public Offering to redeem $105.0 million aggregate principal amount of the outstanding Senior Secured Notes (the “Notes Redemption”) and to pay interest accrued in the amount of $5.7 million on the portion of the outstanding Senior Secured Notes up to but not including the date of redemption. As a result of the Notes Redemption, the Company incurred charges of approximately $16.6 million in the second quarter of 2011, including charges of approximately $828,000 and $3.5 million for the write-off of unamortized original issue discount and deferred financing cost, respectively, and $12.3 million for the redemption fee. These charges are recorded within loss on redemption of senior secured notes on the accompanying unaudited condensed consolidated statements of operations. The Company had a balance of approximately $193.5 million in Senior Secured Notes, net of amortization as of June 30, 2011 recorded on the accompanying unaudited condensed consolidated balance sheet.

From time to time, depending upon market, pricing and other conditions, as well as on our cash balances and liquidity, we or our affiliates may seek to acquire Senior Secured Notes or other indebtedness of the Company through open market purchases, privately negotiated transactions, tender offers, redemption or otherwise, upon such terms and at such prices as we or our affiliates may determine (or as may be provided for in the Indentures governing the notes), for cash or other consideration. In addition, we have considered and will continue to evaluate potential transactions to reduce net debt, such as debt for debt exchanges and other transactions. There can be no assurance as to which, if any, of these alternatives or combinations thereof we or our affiliates may choose to pursue in the future as the pursuit of any alternative will depend upon numerous factors such as market conditions, our financial performance and the limitations applicable to such transactions under our financing documents.

During the three and six months ended June 30, 2011, the Company amortized $109,000 and $215,000 of original issue discount. At June 30, 2011, the Company had approximately $1.5 million in original issue discounts remaining to be amortized.

For the three and six months ended June 30, 2011, interest expense related to the Senior Secured Notes was $9.5 million and $18.9 million, respectively.

Revolving Credit Facilities

On June 10, 2011, we entered into revolving credit facilities in an aggregate amount of $100.0 million, consisting of two tranches, tranche A for $30.0 million which matures on July 15, 2015 and tranche B for $70.0 million which matures on April 15, 2015. Our obligations under the revolving credit facilities are guaranteed by each direct and indirect, existing and future, domestic restricted subsidiary that guarantees our obligations under the Senior Secured Notes. The obligations under such credit facilities are equally and ratably secured by liens on the same collateral that secures our Senior Secured Notes (it being understood that upon any enforcement of remedies resulting in the realization of proceeds from such collateral, up to $30.0 million of revolving tranche A loans under the tranche A facility would be paid in full first before applying any such amount to pay the Notes and the tranche B revolving loans under the tranche B credit facility on a pari passu basis). The agreements governing such credit facilities contain terms generally commensurate with issuers of the same debt rating, and our ability to draw down any such credit facilities is subject to certain limitations, including that at the time of and immediately after giving effect to such drawing and the application proceeds thereof the Consolidated Secured Debt Ratio (as defined in the revolving credit facilities) on a pro forma basis shall not exceed 3.50:1.00.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(Unaudited)

At our election, the interest rate per annum applicable to the loans under the revolving credit facilities is based on a fluctuating rate of interest determined by reference to either (i) a base rate determined by reference to the higher of (a) the prime rate quoted in the print edition of The Wall Street Journal, Money Rates Section as the prime rate and (b) the federal funds effective rate plus 0.50%, plus an applicable margin equal to 2.00%, or (ii) a Eurodollar rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin equal to 3.00%; provided, however, that at any time less than $20,000,000 in aggregate principal amount of loans are drawn under the tranche A credit facility, the applicable margin with respect to loans under the tranche B credit facility at the base rate will be 2.25% and the applicable margin with respect to loans under the tranche B credit facility at the Eurodollar rate will be 3.25%.

Interest accrues daily and is payable in arrears for both base rate and Eurodollar loans. For base rate loans, interest is payable on the last business day of March, June, September and December. For Eurodollar loans interest is payable on electable periods of one, two, three or six months (or, if each affected lender so agrees, nine or twelve months). There were no amounts outstanding under the revolving credit facilities as of June 30, 2011, nor did the Company incur any interest during the three months ended June 30, 2011.

The Revolving Credit Facilities agreement contains customary financial and other covenants, including maximum consolidated leverage ratio of 4.50:1.00 and in certain instances 4.25:1.00. The company will begin their test of compliance with the maximum consolidated leverage ratio for the period ending September 30, 2011. In addition, the Company is subject to covenants limiting incurrence of debt, liens on properties, investments, loans and advances, mergers and consolidations, asset sales, dividends and transactions with affiliates.

NOTE 8 – ACQUISITIONS

Fiscal Year 2011

Acquisition of Trouvé

On January 1, 2011, the Company completed the acquisition of certain assets and liabilities from Trouvé Media Inc., a California corporation, and Scott Schnuck for $12.5 million. This acquisition was made to complement the online publishing business. The Company paid $11.0 million on January 3, 2011 and $1.0 million was placed in escrow to satisfy certain indemnification obligations of Trouvé’s shareholders. The Company will pay an additional $500,000 on January 3, 2012. The acquisition is accounted for under the acquisition method of accounting and the results of operations of Trouvé are included in the Company’s consolidated results from the acquisition date.

The acquisition was accounted for as a purchase and the results of operations of Trouvé are included in the Company’s condensed consolidated results from the acquisition date. We recorded approximately $8.6 million in goodwill, which reflects the adjustments necessary to allocate the purchase price to the fair value of the assets acquired and the liabilities assumed. The goodwill of approximately $8.6 million represents the value that is expected from combining Trouvé with Bankrate to provide buyer-specific synergies to leverage the Bankrate platform to increase revenue, reduce expenses, ultimately leading to increased profits. This type of synergy is not readily available to marketplace participants. We expect goodwill to be amortizable and deductible for income tax purposes. Approximately $3.9 million was recorded as intangible assets consisting of agent relationships for $2.3 million, developed technologies for $1.4 million, and internet domain name for $230,000.

The estimated fair value of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date. Measurement period adjustments could reflect new information obtained about facts and circumstances that existed as of the acquisition date. Such changes could be significant. We expect to finalize the valuation and complete the purchase price allocation no later than one-year from the acquisition date.

We determined the fair value of the intangible assets and the resulting goodwill in the purchase price allocations for the acquisitions. These valuations principally use the discounted cash flow methodology and were made concurrent with the effective date of the acquisition. The weighted average amortization periods for intangible assets recorded in the acquisition are as follows:

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(Unaudited)

Years
Trademarks and URLs	5.0
Non-compete agreement	3.0
Affiliate network relationships	9.0
Developed technologies	5.0

Acquisition of CarInsuranceQuotes.com

On May 13, 2011, the Company completed the acquisition of certain assets and liabilities of CarInsuranceQuotes.com, LLC, a Delaware limited liability company, for $7.0 million with an additional $1.0 million in potential cash earn-out payments based on achieving certain performance metrics over the period commencing May 13, 2011 and ending May 12, 2012. The fair value of the earn-out arrangement associated with the CarInsuranceQuotes.com acquisition was estimated at $860,000. This acquisition was made to complement the online publishing business. The Company paid $7.0 million on May 13, 2011. The acquisition is accounted for under the acquisition method of accounting and the results of operations of CarInsuranceQuotes.com are included in the Company’s consolidated results from the acquisition date.

The acquisition was accounted for as a purchase and the results of operations of CarInsuranceQuotes.com are included in the Company’s condensed consolidated results from the acquisition date. We recorded approximately $360,000 in goodwill, which reflects the adjustments necessary to allocate the purchase price to the fair value of the assets acquired and the liabilities assumed. The fair value of the earn-out arrangement associated with the CarInsuranceQuotes.com, acquisition was estimated at $860,000 using the income approach incorporating significant inputs not observable in the market (Level 3 inputs under ASC 820). Key assumptions include probability of visitor projections and the use of the risk-free rate as a discount factor, as the risk is reflected in the visitor probability assessment. The range of potential undiscounted payments that the Company could be required to make under the earn-out arrangement was estimated to be between $0 and maximum amount of $1 million. We measured the contingent consideration liability as of June 30, 2011 using currently available facts and circumstances. We expect goodwill to be amortizable and deductible for income tax purposes. Approximately $7.5 million was recorded as intangible asset, all of which, was for the domain name.

The estimated fair value of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date. Measurement period adjustments could reflect new information obtained about facts and circumstances that existed as of the acquisition date. Such changes could be significant. We expect to finalize the valuation and complete the purchase price allocation no later than one-year from the acquisition date.

We determined the fair value of the intangible asset and the resulting goodwill in the purchase price allocation for the acquisition. These valuations principally use the discounted cash flow methodology and were made concurrent with the effective date of the acquisition. The amortization period for the domain name is 25 years.

Fiscal Year 2010

Acquisition of Bargaineering.com

On January 29, 2010, the Company completed the acquisition of the website www.Bargaineering.com from Jim Wang Enterprises, LLC, a Maryland limited liability company, (“Bargaineering”), for $3.0 million in cash with an additional $500,000 in potential cash earn-out payments based on achieving certain performance metrics over the period commencing January 29, 2012 and ending January 29, 2013. Bargaineering, based in Columbia, Maryland, operates a blog site that educates consumers about personal finance in the areas of mortgages, banking products and credit cards. This acquisition was made to expand the product lines offered in the online publishing business. The Company paid $2.0 million on February 29, 2010, $500,000 on January 29, 2011 and will pay an additional $500,000 on January 29, 2012. Additional earn out payments of up to $500,000 may be payable as described above.

Results of operations of Bargaineering are included in the Company’s consolidated results from the acquisition date. Except for intangible assets, no other assets or liabilities were assumed. Thus, we recorded approximately $290,000 in goodwill, which reflects the adjustments necessary to allocate the purchase price net of intangible assets acquired. We expect goodwill to be amortizable and deductible for income tax purposes. Approximately $2.8 million was recorded as finite-lived intangible assets consisting of Internet

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(Unaudited)

domain name for $2.7 million and non-compete agreement for $140,000.

The fair value of the earn-out arrangement associated with the Bargaineering acquisition was estimated at $130,000 using the income approach incorporating significant inputs not observable in the market (Level 3 inputs under ASC 820). Key assumptions include probability of visitor projections and the use of the risk-free rate as a discount factor, as the risk is reflected in the visitor probability assessment. The range of potential undiscounted payments that the Company could be required to make under the earn-out arrangement was estimated to be between $0 and maximum amount of $500,000. We remeasured the contingent consideration liability as of June 30, 2011 using currently available facts and circumstances including Bargaineering’s 2011 first and second quarter performances, resulting in no increase in the contingent consideration liability.

We determined the fair value of the intangible assets and the resulting goodwill in the purchase price allocations for the acquisitions. These valuations principally use the discounted cash flow methodology and were made concurrent with the effective date of the acquisition. The weighted average amortization periods for intangible assets recorded in the acquisition are as follows:

Years
Trademarks and URLs	7.0
Non-compete agreement	5.0

Acquisition of InsuranceQuotes.com

On March 31, 2010, the Company acquired certain intangible assets of InsuranceQuotes.com Development, LLC, a Delaware limited liability company (“InsuranceQuotes”), for $6.0 million in cash. InsuranceQuotes, based in Newton, Massachusetts, operates a website that offer consumers competitive insurance rates for auto, home, life, and health. This acquisition was made to complement the online publishing business. The Company paid $5.3 million on March 31, 2010, and $750,000 was placed in escrow to satisfy certain indemnification obligations of InsuranceQuote’s shareholders. As of June 30, 2011, no escrow payments have been made.

The results of operations of InsuranceQuotes are included in the Company’s consolidated results from the acquisition date. Except for intangible assets, no other assets or liabilities were assumed. We recorded approximately $65,000 in goodwill, which reflects the adjustments necessary to allocate the purchase price to the fair value of the intangible assets acquired. We expect goodwill to be amortizable and deductible for income tax purposes. Approximately $5.9 million was recorded as intangible assets consisting of Internet domain name for $5.9 million, non-compete agreement for $20,000 and Internet content for $15,000.

We determined the fair value of the intangible assets and the resulting goodwill in the purchase price allocations for the acquisitions. These valuations principally use the discounted cash flow methodology and were made concurrent with the effective date of the acquisition. The weighted average amortization periods for intangible assets recorded in the acquisition are as follows:

Years
Trademarks and URLs	20.0
Non-compete agreement	3.0
Content	2.0

Acquisition of NetQuote.com

On July 13, 2010, the Company completed the stock acquisition of NetQuote Holdings, Inc. (“NetQuote”), a Delaware corporation, for $202.8 million in cash, net of cash acquired and net of NetQuote’s debt and transaction costs. NetQuote, based in Denver, Colorado, operates websites that offer consumers competitive insurance rates for auto, home, life, and health. The Company paid $191.8 million, net of cash acquired, and $11 million was placed in escrow to satisfy certain indemnification obligations of NetQuote’s shareholders. As of June 30, 2011, no escrow payments have been made.

This acquisition was made to complement the online publishing business. The results of operations of NetQuote is included in the Company’s consolidated results from the acquisition date. We recorded approximately $133.4 million in goodwill, which reflects the adjustments necessary to allocate the purchase price to the fair value of the assets acquired and the liabilities assumed. We expect

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(Unaudited)

goodwill will not be deductible for income tax purposes. Approximately $92.0 million was recorded as intangible assets consisting of Internet domain name for $40.9 million, customer relationships for $46.0 million, and developed technology for $5.1 million.

The following table presents the January 1, 2011 estimated fair value of assets acquired and liabilities assumed at acquisition date, measurement period adjustments during the six months ended June 30, 2011 and the final adjusted acquisition date fair values as of June 30, 2011.

( $ in thousands)	Acquisition Date Estimated Fair Value	Measurement Period Adjustments	Adjusted Acquisition Date Estimated Fair Value
Current assets, net of cash acquired	$9,323	$—	$9,323
Property and equipment, net	3,070	—	3,070
Intangible assets	92,000	—	92,000
Goodwill	133,184	205	133,389
Other noncurrent assets	82	—	82
Current liabilities	(10,386)	445	(9,941)
Deferred tax liability	(18,294)	(650)	(18,944)
Other noncurrent liabilities	(6,184)	—	(6,184)

Preliminary purchase price	$202,795	$—	$202,795

The measurement period adjustments relate to current assets, goodwill and other noncurrent liabilities and are due to a change in the valuation of receivables and deferred tax liabilities.

The Company has adjusted the provisional amounts at December 31, 2010 that were recognized at the acquisition dates to reflect new information obtained about facts and circumstances that existed as of the acquisition dates that, if known, would have affected the measurement of the amounts recognized as of those dates. Such adjustments resulted in a net increase of $205,000 in goodwill, a decrease of $445,000 to accrued expenses and an increase to deferred income tax liability of $650,000. These amounts were not retrospectively adjusted as of December 31, 2010 as the amounts were not deemed material. The fair values of assets acquired and liabilities assumed have been finalized as of June 30, 2011.

The valuations used to determine the estimated fair value of the intangible assets and the resulting goodwill in the purchase price allocation principally use the discounted cash flow methodology and were made concurrent with the effective date of the acquisition. The weighted average amortization periods for intangible assets recorded in the acquisition are as follows:

Years
Trademarks and URLs	15.0
Customer relationships	8.3
Developed technologies	3.0

Acquisition of CreditCards.com

On August 6, 2010, the Company completed the stock acquisition of CreditCards.com, Inc. (“CreditCards”), a Delaware corporation, for $143.1 million in cash, net of cash acquired and net of CreditCards’ debt and transaction costs. CreditCards, based in Austin, Texas, operates websites that offer consumers information on credit cards. The Company paid $135.8 million, net of cash acquired, and $7.3 million was placed in escrow to satisfy certain indemnification obligations of CreditCards’ shareholders. As of June 30, 2011, no escrow payments have been made.

This acquisition was made to complement the online publishing business. The results of operations of CreditCards is included in the Company’s consolidated results from the acquisition date. We recorded approximately $81.2 million in goodwill, which reflects the adjustments necessary to allocate the purchase price to the fair value of the assets acquired and the liabilities assumed. We expect goodwill will not be deductible for income tax purposes. The goodwill of approximately $81.2 million represents the value that is expected from combining CreditCards with Bankrate to provide buyer-specific synergies to leverage the Bankrate platform to increase revenue, reduce expenses, ultimately leading to increased profits. This type of synergy is not readily available to marketplace participants. Approximately $67.8 million was recorded as finite-lived intangible assets consisting of Internet domain name for $26.5 million, customer relationships for $39.4 million, and developed technology for $1.9 million.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(Unaudited)

The following table presents the January 1, 2011 estimated fair value of assets acquired and liabilities assumed at acquisition date, measurement period adjustments during the six months ended June 30, 2011 and the final adjusted acquisition date fair values as of June 30, 2011.

	Acquisition Date	Measurement	Adjusted Acquisition Date
( $ in thousands)	Estimated Fair Value	Period Adjustments	Estimated Fair Value
Current assets, net of cash acquired	$10,445	$—	$10,445
Property and equipment, net	571	—	571
Intangible assets	71,900	(4,100)	67,800
Goodwill	75,795	5,400	81,195
Other noncurrent assets	59	—	59
Current liabilities	(7,676)	292	(7,384)
Deferred tax liability	(6,584)	(1,592)	(8,176)
Other noncurrent liabilities	(1,446)	—	(1,446)

Preliminary purchase price	$143,064	$—	$143,064

The measurement period adjustments relate to goodwill and intangible assets, other noncurrent assets and current liabilities and are due to changes in working capital and changes in the valuation of deferred tax liabilities.

The Company has adjusted the provisional amounts at December 31, 2010 that were recognized at the acquisition dates to reflect new information obtained about facts and circumstances that existed as of the acquisition dates that, if known, would have affected the measurement of the amounts recognized as of those dates. Such adjustments resulted in a decrease of $4.1 million to intangible assets, an increase of $5.4 million in goodwill, a decrease of $292,000 to accrued expenses and an increase to deferred income tax liability of $1.6 million. These amounts were not retrospectively adjusted as of December 31, 2010 as the amounts were not deemed material. The fair values of assets acquired and liabilities assumed have been finalized as of June 30, 2011.

The valuations used to determine the estimated fair value of the intangible assets and the resulting goodwill in the purchase price allocation principally use the discounted cash flow methodology and were made concurrent with the effective date of the acquisition. The weighted average amortization periods for intangible assets recorded in the acquisition are as follows:

Years
Trademarks and URLs	20.0
Customer relationships	8.0
Developed technologies	3.0

Acquisition of InfoTrak

On September 30, 2010, the Company acquired certain assets and liabilities of Infotrak National Data Services, a Massachusetts corporation (“Infotrak”), for $1.6 million in cash. Infotrak, based in Boston, Massachusetts, operates a print publication business with major newspapers in the United States. This acquisition was made to expand the product lines offered in the print publishing business. The Company paid $1.45 million on September 30, 2010, and $150,000 was placed in escrow to satisfy certain indemnification obligations of Infotrak National Data Services, Inc.’s shareholders. As of June 30, 2011, no escrow payments have been made.

The results of operations of Infotrak are included in the Company’s consolidated results from the acquisition date. Except for intangible assets, no other assets or liabilities were assumed. Thus, we recorded approximately $285,000 in goodwill, which reflects the adjustments necessary to allocate the purchase price net of intangible assets acquired. We expect goodwill will be deductible for income tax purposes. Approximately $1.3 million was recorded as finite-lived intangible assets consisting of Customer relationships for $680,000, non-compete agreement for $625,000 and trademark for $10,000. The fair value of assets acquired and liabilities assumed have been finalized.

We determined the fair value of the intangible assets and the resulting goodwill in the purchase price allocations for the acquisitions. These valuations principally use the discounted cash flow methodology and were made concurrent with the effective date of the acquisition. The weighted average amortization periods for intangible assets recorded in the acquisition are as follows:

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(Unaudited)

Years
Customer relationships	13.7
Developed technologies	5.0

Acquisition of CD.com

On October 15, 2010, the Company completed the acquisition of the internet domain name CD.com from Rick Latona Auctions, LLC, a Georgia Limited Liability Company for $500,000. This acquisition was made to complement the online publishing business. The results of operations of CD.com are included in the Company’s consolidated results from the acquisition date. The purchase price allocation resulting in the recording of $500,000 to internet domain name has been finalized.

Acquisition of CreditCards.ca

On November 23, 2010, the Company completed the acquisition of internet domain name CreditCards.ca from an Enterprise Analyticals Modeling and Process, LLC, for $650,000. This acquisition was made to complement the online publishing business. The results of operations of CreditCards.ca are included in the Company’s consolidated results from the acquisition date. The purchase price allocation resulting in the recording of $650,000 to internet domain name has been finalized.

Pro Forma Data

The following unaudited pro forma data summarizes the results of operations for the periods presented as if the acquisitions of NetQuote and CreditCards had been completed on January 1, 2010. The pro forma data give effect to the actual operating results prior to the acquisitions and adjustments to revenue of $1.7 million, cost of revenue of $1.7 million, depreciation and intangible assets amortization of $1.8 million, interest expense of $913,000, and income taxes of $316,000 for the three months ended June 30, 2010. The pro forma data give effect to the actual operating results prior to the acquisitions and adjustments to revenue of $3.6 million, cost of revenue of $3.6 million, depreciation and intangible assets amortization of $3.4 million, interest expense of $1.7 million, and income taxes of $635,000 for the six months ended June 30, 2010. The pro forma data does not give effect to transaction costs related to the acquisitions. These pro forma amounts are not intended to be indicative of the results that would have been actually reported if the acquisitions of NetQuote and CreditCards had occurred on January 1, 2010 or that may be reported in the future.

	Three months ended	Six months ended
($ in thousands )	June 30, 2010	June 30, 2010

Total revenue	$75,366	$144,869

Income from operations	$6,116	$10,170

Net loss	$(1,507)	$(4,914)

Basic and diluted net loss per share:
Basic and diluted	$(0.03)	$(0.09)

NOTE 9 – RELATED PARTY TRANSACTIONS

We previously were party to a material event investment advisory agreement with Apax Partners, L.P. At the closing of the Acquisition on September 25, 2009, we paid a one-time $15.3 million fee to Apax Partners, L.P. In addition, there is a 30 basis point material event investment advisory services fee in an annual amount equal to the equity investment amount payable to Apax Partners, L.P. which were $438,000 and $397,000 for the three months ended June 30, 2011 and 2010, respectively, $883,000 and $844,000 for the six months ended June 30, 2011 and 2010, respectively and have been recorded in acquisition, offering and related costs and related party fees. In addition, as a part of the material event investment advisory agreement, during the three months ended June 30, 2011, we incurred costs associated with the IPO and S-4 registration statement in relation to our exchange offer, which included $34.7 million to Apax Partners, L.P. for termination of monitoring fees, merger and acquisition advisory services, IPO services for secondary shares, exchange offer advisory services, and other services provided to Bankrate’s management. The payment to APAX has been recorded in the following manner; $30 million as a part of acquisition, offering and related expenses and related party fees, $3.8 million netted against IPO proceeds and $917,000 to deferred loan fees.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(Unaudited)

We also paid $27,000 and $32,000 to certain senior executives and certain current and former board members of Bankrate during the three months ended June 30, 2011 and 2010, respectively, and $63,000 and $1.4 million during the six months ended June 30, 2011 and 2010 respectively, which were recorded in acquisition, offering and related expenses and related party fees. In addition, during the three months ended June 30, 2011, the Company paid approximately $3.1 million to certain senior executives and certain current and former board members of Bankrate as a result of the consummation of the IPO. This amount is also recorded in acquisition, offering and related expenses and related party fees on the accompanying condensed consolidated statement of operations.

In connection with its corporate insurance the Company used HUB International, a subsidiary of Apax Partners, L.P. We paid HUB International approximately $120,000 and $126,000 in insurance brokerage fees during the three and six months ended June 30, 2011, respectively, and $0 and $12,000 during the three and six months ended June 30, 2010, respectively.

During the year ended December 31, 2010, the Company leased office space in Memphis, Tennessee from Robert Langdon, a former employee and Scott Langdon, a current employee. The lease terminated on December 31, 2010. During the three and six months ended June 30, 2010, the Company incurred $32,000 and $63,000, respectively in rent expense.

NOTE 10 – SUBSEQUENT EVENTS

On August 1, 2011, the Company completed an exchange offer pursuant to which all of the Senior Secured Notes, which were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), were exchanged for a new issue of substantially identical notes registered under the Securities Act.

NOTE 11 – CONDENSED CONSOLIDATING FINANCIAL STATEMENT INFORMATION

On July 13, 2010, the Company completed an offering of $300 million of 11 3/4 % Senior Secured Notes due on July 15, 2015 at an Offering Price of 99.077%. The Senior Secured Notes were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act or to non-U.S. buyers in accordance with Regulation S under the Securities Act. In connection with the sale of the Senior Secured Notes, the Company entered into a Registration Rights Agreement with the initial purchasers of the Original Notes party thereto, pursuant to which the Company and its Subsidiary Guarantors (as defined below) agreed to file a registration statement with respect to an offer to exchange the Senior Secured Notes for a new issue of substantially identical notes registered under the Securities Act (the “Exchange Notes”). On June 30, 2011, the Company’s Form S-4 Registration Statement for the Exchange Notes filed with the Securities and Exchange Commission became effective, and all of the Original Notes were exchanged for Exchange Notes on August 1, 2011. The Exchange Notes are fully and unconditionally guaranteed on a joint and several senior secured basis by the Company and certain of its wholly-owned domestic subsidiaries (the “Subsidiary Guarantors”).

The following condensed consolidating financial information, which has been prepared in accordance with the requirements for presentation of Rule 3-10(d) of Regulation S-X promulgated under the Securities Act, presents the condensed consolidating financial information separately for:

(i)	Bankrate, Inc., as the issuer of the Senior Secured Notes;

(ii)	The Subsidiary Guarantors, on a combined basis, which are 100% owned by Bankrate, Inc., and which are guarantors of the Senior Secured Notes;

(iii)	The Company’s other subsidiaries on a combined basis, which are not guarantors of the Senior Secured Notes (the “Subsidiary Non-Guarantors”);

(iv)	Consolidating entries and eliminations representing adjustments to:

a.	Eliminate intercompany transactions between or among the Company, the Subsidiary Guarantors and the Subsidiary Non-Guarantors and

b.	Eliminate the investments in the Company’s subsidiaries;

(v)	The Company and its subsidiaries on a consolidated basis.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(Unaudited)

As the Senior Secured Notes were issued during July 2010, prior periods are not presented. As the Subsidiary Guarantors have guaranteed the Senior Secured Notes and have pledged their assets as collateral, the Company has “pushed down” the recording of the Senior Secured Notes and related interest expense to the Subsidiary Guarantors balance sheet and statement of operations as a non-cash transaction.

Bankrate, Inc. and Subsidiaries

Condensed Consolidating Balance Sheets

As of June 30, 2011

($ in thousands)	Bankrate, Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Cash and cash equivalents	$55,615	$4,272	$1,398	$—	$61,285
Accounts receivable, net of allowance for doubtful accounts	35,083	30,226	1,890	(5,689)	61,510
Deferred income taxes	14,768	1,554	4	—	16,326
Prepaid expenses and other current assets	20,643	884	27	—	21,554

Total current assets	126,109	36,936	3,319	(5,689)	160,675

Furniture, fixtures and equipment, net of accumulated depreciation	3,745	3,225	410	—	7,380
Intangible assets, net of accumulated amortization	209,417	139,679	4,743	—	353,839
Goodwill	359,110	214,585	—	—	573,695
Other assets	2,625	9,963	—	—	12,588
Investment in subsidiary	159,804	285,599	—	(445,403)	—

Total assets	$810,810	$689,987	$8,472	$(451,092)	$1,108,177

Liabilities and Stockholders’ Equity

Liabilities
Accounts payable	$4,483	$7,874	$612	$(4,590)	$8,379
Accrued expenses	23,404	4,689	132	(1,099)	27,126
Acquisition related payables	2,098	—	—	—	2,098
Deferred revenue and customer deposits	1,544	1,932	50	—	3,526
Accrued interest	—	10,565	—	—	10,565
Other current liabilities	37	—	7	—	44

Total current liabilities	31,566	25,060	801	(5,689)	51,738

Deferred income taxes	49,860	32,420	1,266	—	83,546
Senior Secured Notes, net of unamoritzed discount	—	193,463	—	—	193,463
Other liabilities	17,001	46	—	—	17,047

Total liabilities	98,427	250,989	2,067	(5,689)	345,794
Total stockholders’ equity	762,383	438,998	6,405	(445,403)	762,383

Total liabilities and stockholders’ equity	$810,810	$689,987	$8,472	$(451,092)	$1,108,177

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(Unaudited)

Bankrate, Inc. and Subsidiaries

Condensed Consolidating Statements of Operations

For the six months ended June 30, 2011

($ in thousands)	Bankrate, Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiary	Eliminations	Consolidated
Revenue	$121,150	$93,894	$4,169	$(21,686)	$197,527
Cost of revenue (excludes depreciation and amortization)	57,484	37,347	40	(21,686)	73,185

Gross margin	63,666	56,547	4,129	—	124,342

Operating expenses:
Sales	3,203	2,824	14	—	6,041
Marketing	15,879	16,204	3,568	—	35,651
Product development	3,005	3,941	11	—	6,957
General and administrative	8,467	6,043	701	—	15,211
Acquisition, offering and related costs and related party fees	39,695	—	—	—	39,695
Restructuring charges	—	238	—	—	238
Depreciation and amortization	12,080	9,587	(1)	—	21,666

	82,329	38,837	4,293	—	125,459

(Loss) income from operations	(18,663)	17,710	(164)	—	(1,117)

Interest expense, net	(3)	(18,580)	(337)	—	(18,920)
Loss on redemption of senior secured notes	—	(16,629)	—		(16,629)
(Loss) earnings in equity investments, net of tax	(11,154)	(55)	—	11,209	—

Other (expenses) income	(11,157)	(35,264)	(337)	11,209	(35,549)

(Loss) income before income taxes	(29,820)	(17,554)	(501)	11,209	(36,666)
Income tax expense (benefit)	4,779	(6,846)	—	—	(2,067)

Net (loss) income	$(34,599)	$(10,708)	$(501)	$11,209	$(34,599)

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(Unaudited)

Bankrate, Inc. and Subsidiaries

Condensed Consolidating Statements of Operations

For the three months ended June 30, 2011

($ in thousands)	Bankrate, Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiary	Eliminations	Consolidated
Revenue	$62,075	$46,308	$1,961	$(11,895)	$98,449
Cost of revenue (excludes depreciation and amortization)	29,325	17,793	13	(11,895)	35,236

Gross margin	32,750	28,515	1,948	—	63,213

Operating expenses:
Sales	1,590	1,486	14	—	3,090
Marketing	9,147	8,767	1,664	—	19,578
Product development	1,561	2,006	3	—	3,570
General and administrative	4,363	2,677	329	—	7,369
Acquisition, offering and related costs and related party fees	38,222	—	—	—	38,222
Restructuring charges	—	238	—	—	238
Depreciation and amortization	6,036	4,587	197	—	10,820

	60,919	19,761	2,207	—	82,887

(Loss) income from operations	(28,169)	8,754	(259)	—	(19,674)

Interest expense, net	(36)	(9,316)	(172)	—	(9,524)
Loss on redemption of senior secured notes	—	(16,629)	—	—	(16,629)
(Loss) earnings in equity investments, net of tax	(10,907)	(245)	—	11,152	—

Other (expenses) income	(10,943)	(26,190)	(172)	11,152	(26,153)

(Loss) income before income taxes	(39,112)	(17,436)	(431)	11,152	(45,827)
Income tax expense (benefit)	549	(6,715)	—	—	(6,166)

Net (loss) income	$(39,661)	$(10,721)	$(431)	$11,152	$(39,661)

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(Unaudited)

Bankrate Inc., and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the six months ended June 30, 2011

($ in thousands)	Bankrate, Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiary	Consolidated
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(19,809)	$580	$325	$(18,904)
Cash flows from investing activities
Purchases of furniture, fixtures and equipment and capitalized website development costs	(1,664)	(1,322)	(137)	(3,123)
Cash used in business acquisitions, net	(20,440)	—	—	(20,440)
Restricted cash	2	—	—	2
Cash paid for acquisition earnouts	(576)	—	—	(576)

Net cash used in investing activities	(22,678)	(1,322)	(137)	(24,137)
Cash flows from financing activities
Debt issuance cost	(2,950)	—	—	(2,950)
Repurchase of senior secured notes	(117,337)	—	—	(117,337)
Proceeds from issuance of preferred and common stock, net of costs	170,319	—	—	170,319
Payments to dissenting stockholders	(61,253)	—	—	(61,253)

Net cash used in financing activities	(11,221)	—	—	(11,221)

Effect of exchange rate on cash and cash equivalents	—	—	(83)	(83)

Net (decrease) increase in cash	(53,708)	(742)	105	(54,345)
Cash - beginning of period	109,323	5,014	1,293	115,630

Cash - end of period	$55,615	$4,272	$1,398	$61,285

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our results of operations and financial condition with the financial statements and related notes included elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs, and that involve numerous risks and uncertainties, including, but not limited to, those described in the “Cautionary Statement Concerning Forward-Looking Statements” section of this quarterly report and in the materials referenced therein. Actual results may differ materially from those contained in any forward-looking statements. See “Cautionary Statement Concerning Forward-Looking Statements.”

Introduction

Our Company

We are a leading publisher, aggregator and distributor of personal finance content on the Internet. We provide consumers with proprietary, fully researched, comprehensive, independent and objective personal finance editorial content across multiple vertical categories including mortgages, deposits, insurance, credit cards, and other personal finance categories.

Our sources of revenue include display advertising, performance-based advertising, lead generation, distribution arrangements and traditional media avenues, such as syndication of editorial content and subscriptions.

We generate revenue through the sale of leads in the mortgage, credit card and insurance vertical categories. Through Bankrate Select we sell leads to mortgage lenders. Through Nationwide Card Services, CreditCardGuide.com, and CreditCards.com, we sell leads to credit card issuers. Through InsureMe.com and NetQuote, we sell leads to insurance agents and insurance carriers. We generate revenue on a per-lead basis based on the actual number of qualified insurance leads generated, and on a per-action basis for credit card applications (i.e., upon approval or completion of an application). Leads are generated not only organically within the Bankrate network of websites, but also through our various affiliate networks, via co-brands, and through display advertisements. We sell to advertisers targeting a specific audience in a city or state and also to national advertisers targeting the entire country.

Advertisers that are listed in our mortgage and deposit rate tables have the opportunity to hyperlink their listings. Additionally, advertisers can buy hyperlinked placement within our qualified insurance listings. By clicking on the hyperlink, users are taken to the advertiser’s website. We typically sell our hyperlinks on a per-click pricing model. Under this arrangement, advertisers pay Bankrate a specific, pre-determined cost each time a consumer clicks on that advertiser’s hyperlink or phone icon (usually found under the advertiser’s name in the rate or insurance table listings). All clicks are screened for fraudulent characteristics by an independent third party vendor and then charged to the advertiser’s account.

We provide a variety of digital display formats. Our most common digital display advertisement sizes are leader boards and banners, which are prominently displayed at the top or bottom of a page, as well as skyscrapers, islands, and posters. We charge for these advertisements based on the number of times the advertisement is displayed or based on a fixed amount for a campaign. Advertising rates may vary depending upon the product areas targeted, geo-targeting, the quantity of advertisements purchased by an advertiser, and the length of time an advertiser runs an advertisement on our online network. We sell to advertisers targeting a specific audience in a city or state and also to national advertisers targeting the entire country.

Lead generation, display advertisements and hyperlink listings, which we refer to as online revenue, represented approximately 98% and 97% of our revenue for the six months ended June 30, 2011 and the year ended December 31, 2010, respectively. We also derive revenue through the sale of print advertisements and the distribution (or syndication) of our editorial content, which we refer to as print publishing and licensing revenue.

Significant Developments

2011 Acquisitions

On January 1, 2011, the Company completed the acquisition of certain assets and liabilities from Trouvé Media, Inc., a California Corporation, and Scott Schnuck for $12.5 million. This acquisition was made to complement the online publishing business. The acquisition is accounted for under the acquisition method of accounting and the results of operations of Trouvé are included in the Company’s consolidated results from the acquisition date.

On May 13, 2011, the Company completed the acquisition of certain assets and liabilities of CarInsuranceQuotes.com, LLC, a Delaware limited liability company, for $7.0 million with an additional $1.0 million in potential cash earn-out payments based on achieving certain performance metrics over the period commencing May 13, 2011 and ending May 12, 2012. The fair value of the earn-out arrangement associated with the CarInsuranceQuotes.com acquisition was estimated at $860,000. This acquisition was made to complement the online publishing business. The acquisition is accounted for under the acquisition method of accounting and the results of operations of CarInsuranceQuotes.com are included in the Company’s consolidated results from the acquisition date.

Revolving Credit Facilities

On June 10, 2011, we entered into revolving credit facilities in an aggregate amount of $100.0 million, consisting of two tranches, tranche A for $30.0 million which matures on July 15, 2015 and Tranche B for $70.0 million which matures on April 15, 2015. Our obligations under the revolving credit facilities are guaranteed by each direct and indirect, existing and future, domestic restricted subsidiary that guarantees our obligations under the Senior Secured Notes. The obligations under such credit facilities are equally and ratably secured by liens on the same collateral that secures our Senior Secured Notes (it being understood that upon any enforcement of remedies resulting in the realization of proceeds from such collateral, up to $30.0 million of revolving tranche A loans under the tranche A credit facility would be paid in full first before applying any such amount to pay the Notes and the tranche B revolving loans under the tranche B credit facility on a pari passu basis). The agreements governing such credit facilities contain terms generally commensurate with issuers of the same debt rating, and our ability to draw down any such credit facilities is subject to certain limitations, including that at the time of and immediately after giving effect to such drawing and the application proceeds thereof the Consolidated Secured Debt Ratio (as defined in the revolving credit facilities) on a pro forma basis shall not exceed 3.50:1.00.

At our election, the interest rate per annum applicable to the loans under the revolving credit facilities is based on a fluctuating rate of interest determined by reference to either (i) a base rate determined by reference to the higher of (a) the prime rate quoted in the print edition of The Wall Street Journal, Money Rates Section as the prime rate and (b) the federal funds effective rate plus 0.50%, plus an applicable margin equal to 2.00%, or (ii) a Eurodollar rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin equal to 3.00%; provided, however, that at any time less than $20,000,000 in aggregate principal amount of loans are drawn under the tranche A credit facility, the applicable margin with respect to loans under the tranche B credit facility at the base rate will be 2.25% and the applicable margin with respect to loans under the tranche B credit facility at the Eurodollar rate will be 3.25%.

Interest accrues daily and is payable in arrears for both base rate and Eurodollar loans. For base rate loans, interest is payable on the last business day of March, June, September and December. For Eurodollar loans interest is payable on electable periods of one, two, three or six months (or, if each affected lender so agrees, nine or twelve months). There were no amounts outstanding under the revolving credit facilities as of June 30, 2011, nor did the Company incur any interest during the three months ended June 30, 2011.

The Revolving Credit Facilities agreement contains customary financial and other covenants, including maximum consolidated leverage ratio of 4.50:1.00 and in certain instances 4.25:1.00. The company will begin their test of compliance with the maximum consolidated leverage ratio for the period ending September 30, 2011. In addition, the Company is subject to covenants limiting incurrence of debt, liens on properties, investments, loans and advances, mergers and consolidations, asset sales, dividends and transactions with affiliates.

Initial Public Offering

On June 22, 2011, the Company completed its initial public offering (“IPO”) whereby it and certain of its existing stockholders sold 22,994,455 shares of common stock at a public offering price of $15.00 per share, including 2,994,455 shares sold by certain of its existing stockholders upon the exercise of the underwriters’ option to purchase additional shares. The Company’s shares are traded on the New York Stock Exchange (NYSE) under the symbol “RATE.” The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-173550), which was declared effective by the SEC on June 16, 2011. Our portion of the net proceeds from the IPO was approximately $170.3 million after deducting underwriting discounts of $11.3 million and offering costs of $5.9 million. In addition, during the three months ended June 30, 2011, we incurred costs associated with the IPO and S-4 registration statement in relation to our exchange offer, which included $34.7 million to Apax Partners, L.P. for termination of monitoring fees, merger and acquisition advisory services, IPO services for secondary shares, exchange offer advisory services, and other services provided to Bankrate’s management. The payment to APAX has been recorded in the following manner; $30 million as a part of acquisition, offering and related expenses and related party fees, $3.8 million netted against IPO proceeds and $917,000 to deferred loan fees.

We used approximately $123.0 million of the net proceeds from the offering to repay the principal and accrued interest on our Senior Secured Notes (see Note 7). We intend to use the balance of the net proceeds from the offering for working capital and other general corporate purposes, including financing our growth.

As part of the 22,994,455 shares of common stock sold in the IPO, 10,494,455 shares of common stock were sold by certain existing stockholders at a public offering price of $15.00 per share, including 2,994,455 shares sold by the selling stockholders upon the exercise of the underwriters’ option to purchase additional shares. The Company did not receive any of the proceeds from the sale of such shares by the selling stockholders.

2011 Recapitalization and Merger

On June 21, 2011, Holdings merged with and into the Company with the Company surviving the merger (“2011 Merger”). In connection with the 2011 Merger, Holdings underwent an internal recapitalization in which all preferred and common shares of Holdings were exchanged for shares a of single series of common stock of Holdings (the “Recapitalization”). As a result of the Recpatilization and 2011 Merger, all preferred and common shares (other than restricted shares) of the Company were cancelled and all shares of common stock of Holdings were converted into common shares of the Company. Immediately following the Recapitalization and 2011 Merger, the Company had 87,500,000 shares of common stock issued and outstanding, including 120,135 shares of restricted stock (“Recapitalization”). The surviving corporation in the 2011 Merger retained the name “Bankrate, Inc.” The 2011 Merger was accounted for as a common control merger and in a manner similar to a pooling of interests. Accordingly, Holdings and Bankrate were consolidated retroactively to the earliest period presented, using the historical cost basis of each entity. In addition, the Recapitalization has been reflected in these consolidated financial statements as a 21.16 for one stock split of the Company’s issued and outstanding common stock. The common stock, per common share, and increase in authorized share amounts in these condensed consolidated financial statements and notes to condensed consolidated financial statements have been presented to retroactively reflect this transaction to the earliest period presented.

In connection with the 2011 Merger and the IPO, the Company entered into a Fourth Amended and Restated Stockholders Agreement that provides the Company’s existing direct and indirect stockholders with certain rights, including rights of Ben Holdings S.à r.l., a stockholder of the Company, which is, in turn, controlled by Apax US VII, L.P., and Apax Europe VII-A, L.P., Apax Europe VII-B, L.P. and Apax Europe VII-1, L.P. (the “Apax VII Funds”). The Apax VII Funds, to nominate board members and to cause the subsequent registration of additional shares of common stock.

Paydown of Senior Secured Notes

On June 30, 2011, in accordance with the terms of the Indenture, the Company used approximately $123.0 million of the proceeds from the Initial Public Offering to redeem $105.0 million aggregate principal amount of the outstanding Senior Secured Notes (the “Notes Redemption”) and to pay interest accrued in the amount of $5.7 million on the portion of the outstanding Senior Secured Notes up to but not including the date of redemption. As a result of the Notes Redemption, the Company incurred charges of approximately $16.6 million in the second quarter of 2011, including charges of approximately $828,000 and $3.5 million for the write-off of unamortized original issue discount and deferred financing cost, respectively, and $12.3 million for the redemption fee. These charges are recorded within loss on redemption of senior secured notes on the accompanying unaudited condensed consolidated statements of operations. The Company had a balance of approximately $193.5 million in Senior Secured Notes, net of amortization as of June 30, 2011 recorded on the accompanying unaudited condensed consolidated balance sheet.

During the three and six months ended June 30, 2011, the Company amortized $109,000 and $215,000 of original issue discount. At June 30, 2011, the Company had approximately $1.5 million in original issue discounts remaining to be amortized.

Stock Based Compensation

In June 2011, the Company established a stock based compensation program to grant share based awards for up to 12,120,000 shares of our common stock. Our stock option program is a long-term retention program that is intended to attract, retain and provide incentives for directors, officers and employees in the form of non-qualified stock options and restricted stock (the “2011 Plan”). Under the 2011 Plan, the Compensation Committee of the Board of Directors or its delegate has the sole authority to determine who receives such grants, the type, size and timing of such grants, and to specify the terms of any non-competition agreements relating to the grants. The purpose of the 2011 Plan is to advance our interests by providing eligible participants in the Plan with the opportunity to receive equity-based or cash incentive awards, thereby aligning their economic interests with those of our stockholders.

We account for stock based compensation in accordance with ASC 718 Compensation – Stock Compensation (“ASC 718”). Under the fair value recognition provisions of ASC 718, stock based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. See Note 2 in the Notes to Condensed Consolidated Financial Statements for further information regarding our stock based compensation assumptions and expense.

Restricted Stock

Bankrate grants restricted stock, which is valued based on the market price of the common stock on the date of grant. Compensation expense arising from restricted stock grants with graded vesting is recognized using the ratable method (an accelerated method of expense recognition) over the vesting period. Those shares issued with cliff vesting are amortized on a straight line basis over the vesting period. In June 2011, we awarded 120,135 shares of restricted common stock to employees located throughout the United States. The awards have a seven year term and vest over a one year period.

Stock Options

We currently use the Black-Scholes option pricing model to determine the fair value of our stock options. The determination of the fair value of the awards on the date of grant using an option-pricing model is affected by the price of our common stock, as well as assumptions regarding a number of complex and subjective variables. These variables include the expected term of the options, expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates, expected dividends and the estimated forfeiture rate.

We estimated the expected term using the simplified method for all options as the Company does not have sufficient historical exercise data. The volatility assumption is based on implied and historical stock price volatility of a peer group of publicly traded companies. The decision to use a weighted average volatility factor was based upon the relatively short period of availability of data on actively traded options on our common stock, and our assessment that implied volatility is more representative of future stock price trends than historical volatility. We based the risk-free interest rate used in the option pricing model on U.S. Treasury constant maturity issues having remaining terms similar to the expected terms of the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. All share-based payment awards are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period.

If factors change and we employ different assumptions for estimating stock based compensation expense in future periods or if we decide to use a different valuation model, the future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and net income per share.

Certain Trends Influencing Our Business

The key drivers of our business include the number of ready-to-transact consumers visiting our online network, including the number of page views they generate, and the demand of our online network advertisers, both of which are correlated to general macroeconomic conditions in the United States.

From 2008 through mid-2010, our business was negatively affected by market turmoil and tightening of credit which led to an increased level of consumer and commercial credit delinquencies, low interest rates, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. As housing activity, interest rates or general consumer financial activity increases, we anticipate that our business levels will continue to increase.

Since demand for financial services is generally correlated to the growth of the economy, financial institutions’ online and traditional marketing spend is expected to increase as a result. In the recent recession, uncertainty for our financial services advertisers caused their advertising budgets to decline. Beginning in mid-2010, we began to experience initial signs of increased activity by consumers in the form of increased visits to our websites and page views, as well as more demand for our advertising products by our advertising customers. For example, in 2010, major credit card companies increased advertising and lead generation spending after significantly cutting their budgets in 2008 and 2009. We believe our end markets are well positioned to experience healthy growth in the coming years given the anticipated economic rebound and improving macroeconomic trends.

Key Initiatives

We are focused on several key initiatives to drive our business:

•	increasing the visitor traffic to our online network of websites;

•	optimizing the revenue of our cost-per-thousand-impressions and cost-per-click models on our online network including the integration of the new acquisitions;

•	revenue optimization associated with the new look, design and functionality of our mortgage and deposit cost-per-click rate tables;

•	enhancing search engine marketing and keyword buying to drive targeted impressions into our online network;

•	expanding our co-brand and affiliate footprint;

•	broadening the breadth and depth of the personal finance content and products that we offer on our online network;

•	containing our costs and expenses; and

•	continuing to integrate our recent acquisitions to maximize synergies and efficiencies.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement of our results have been included. Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011, for any other interim period or for any other future year.

The condensed consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by GAAP. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Prospectus filed with the Securities and Exchange Commission (“SEC”) on June 17, 2011 pursuant to Rule 424(b) under the Securities Act of 1933.

There have been no significant changes in the Company’s accounting policies from those disclosed in its prospectus filed with the SEC on June 17, 2011.

The accompanying condensed consolidated financial statements include the accounts of Bankrate, Inc., NetQuote Holdings, Inc., NetQuote, Inc., CreditCards.com, Inc., CCRD Operating Company Inc., CreditCards.com Limited (United Kingdom), Freedom Marketing (United Kingdom), and Rate Holding Company (100% owner of Bankrate Information Consulting (Beijing) Co., Ltd.) after elimination of all intercompany accounts and transactions.

Revenue

Display Advertising Revenue

We sell display advertisements on our online network consisting primarily of leaderboards, banners, badges, islands, posters, and skyscraper advertisements. We typically charge for these advertisements based on the number of times the advertisement is displayed.

Hyperlink Revenue

We also sell hyperlinks (e.g., in our interest rate or insurance table listings) on our online network on a cost-per-click basis. Advertisers pay us each time a visitor to our online network clicks on a hyperlink in a rate or insurance table listing, net of invalid clicks. We also sell text links on our rate pages to advertisers on a cost-per-click basis. Advertisers enter an auction bidding process on a third-party website for placement of their text link based on the amount they are willing to pay for each click through to their website.

Lead Generation Revenue

We also generate revenue by delivering measurable online marketing results to our clients in the credit card, personal insurance and mortgage vertical categories. These results are typically in the form of qualified leads or clicks, the outcomes of customers submitting an application for a credit card or mortgage, or customers being contacted regarding a quote for a personal insurance product. These qualified leads are generated from our marketing activities on our websites or on third party websites with whom we have relationships.

Print Publishing and Licensing Revenue

Print publishing and licensing revenue represent advertising revenue from the sale of advertising in our Mortgage Guide (formerly called the Consumer Mortgage Guide and CD & Deposit Guide), rate tables, newsletter subscriptions, and licensing of research information.

We also earn fees from distributing editorial rate tables that are published in newspapers and magazines across the United States, from paid subscriptions to three newsletters, and from providing rate surveys to institutions and government agencies. In addition, we license research data under agreements that permit the use of rate information we develop to advertise the licensee’s products in print, radio, television, and website promotions.

Cost of Revenue (excludes depreciation and amortization)

Cost of revenue represents expenses directly associated with the creation of revenue. These costs include contractual revenue sharing obligations resulting from our distribution arrangements (“distribution payments”), salaries, editorial costs, market analysis and research costs, stock-based compensation expense, and allocated overhead. Distribution payments are made to website operators for visitors directed to our online network as well as to affiliates for leads directed to our online network and lead generation websites. These costs increase proportionately with gains related to revenue from our online network and lead generation websites. Editorial costs relate to writers and editors who create original content for our online publications and associates who build web pages. These costs have increased as we have added online publications and co-branded versions of Bankrate.com under distribution arrangements. These websites must be maintained on a daily basis. Research costs include expenses related to gathering data on banking and credit products and consist primarily of compensation and benefits along with allocated overhead.

We are also involved in revenue sharing arrangements with our online partners where the consumer uses co-branded websites to which we provide web services. Revenue is effectively allocated to each partner based on the revenue earned from each website. The allocated revenue is shared according to distribution agreements.

Operating Expenses

Sales

Sales costs represent direct selling expenses, principally for online advertising, and include compensation and benefits, sales commissions, allocated overhead, and stock-based compensation expense.

Marketing

Marketing expenses represent expenses associated with expanding brand awareness of our products and services to consumers and include SEM expense, print and Internet advertising, marketing and promotion costs, and stock-based compensation expense.

Product Development

Product development costs represent compensation and benefits related to site development, network systems and telecommunications infrastructure support, programming, new product design and development, other technology costs, and stock-based compensation expense.

General and Administrative

General and administrative expenses represent compensation and benefits for executive, finance and administrative personnel, professional fees, stock-based compensation expense, non-allocated overhead and other general corporate expenses.

Acquisition, Offering and Related Expenses and Related Party Fees

Acquisition, offering and related expenses and related party fees represent direct expenses incurred as a result of the IPO, S-4 registration statement exchange offer, Bankrate Acquisition and the acquisitions of Bargaineering.com, InsuranceQuotes.com, NetQuote, CreditCards and CarInsuranceQuotes.com. Related party fees are described in note 9 of the Notes to Condensed Consolidated Financial Statements.

Restructuring Costs

Restructuring costs represent costs incurred as a result of terminating or relocating employees and closing office locations.

Depreciation and Amortization

Depreciation and amortization expense includes the cost of capital asset acquisitions spread over their expected useful lives. These expenses are spread over 1 to 25 years and are calculated mostly on a straight-line basis. Depreciation and amortization also includes the amortization of intangible assets, consisting primarily of trademarks and URLs, software licenses, customer relationships, agent/vendor relationships, developed technologies and non-compete agreements, all of which were either acquired separately or as part of business combinations recorded under the acquisition method of accounting. The amortization periods for intangible assets are as follows:

Estimated
Useful Life
Trademarks and URLs	2-25 years
Customer relationships	8-15 years
Affiliate network relationships	1-9 years
Developed technologies	3-6 years

Interest Income (Expense), Net

Interest income (expense), net, primarily consists of expenses associated with our long-term debt, amortization of the debt issuance costs and interest income earned on cash and cash equivalents.

Loss on Redemption of Senior Secured Notes

Loss on redemption of senior secured notes represent additional cost incurred as a result of the redemption of a portion of the Senior Secured Notes.

Income Taxes

Income taxes consists of federal and state income taxes in the United States and taxes in certain foreign jurisdictions.

Critical Accounting Policies

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenue and expenses during the period. We base our judgments, estimates and assumptions on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. We evaluate our judgments, estimates and assumptions on a regular basis and make changes accordingly. We believe that the judgments, estimates and assumptions involved in the accounting for revenue recognition, income taxes, the allowance for doubtful accounts receivable, useful lives of intangible assets and intangible asset impairment, goodwill impairment, acquisition accounting, and contingencies have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. There have been no significant changes in our critical accounting policies or estimates during the six months ended June 30, 2011 as compared to the critical accounting policies and estimates disclosed in management’s discussion and analysis of financial condition and results of operations included in our final prospectus dated June 17, 2011 and filed with the SEC.

Recent Accounting Pronouncements

See Note 1 in Notes to Condensed Consolidated Financial Statements.

Results of Operations

The following is our analysis of the results of operations for the periods covered by our interim condensed consolidated financial statements, including a discussion of the accounting policies and practices that we believe are critical to an understanding of our condensed consolidated results of operations and to making the estimates and judgments underlying our financial statements. This analysis should be read in conjunction with our annual financial statements, including the related notes to the annual financial statements included within our final prospectus dated June 17, 2011 and filed with the SEC.

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Statement of Operation Data

Revenue	100%	100%	100%	100%
Cost of revenue	36%	38%	37%	39%
Gross margin	64%	62%	63%	61%

Operating expenses:
Sales	3%	5%	3%	5%
Marketing	20%	8%	18%	8%
Product development	4%	4%	4%	5%
General and administrative	7%	12%	8%	13%
Stock based compensation	0%	0%	0%	0%
Acquisition, offering and related expenses and related party fees	39%	5%	20%	4%
Restructuring charges	0%	0%	0%	1%
Depreciation and amortization	11%	19%	11%	20%

	84%	55%	64%	56%

(Loss) income from operations	-20%	7%	-1%	5%
Interest expense, net	-10%	-23%	-10%	-25%
Loss on redemption of senior secured notes	-17%	0%	-8%	0%

Income before income taxes	-47%	-16%	-19%	-20%
Income tax benefit	-6%	-6%	-1%	-8%

Net loss	-40%	-10%	-18%	-12%

Revenue

	Three months ended		Six months ended
($ in thousands)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Online(1)	$96,432	$36,643	$193,377	$69,443
Print publishing	2,017	1,614	4,150	3,274

Total revenue	$98,449	$38,257	$197,527	$72,717

(1)	Consists of display advertising, hyperlink, and lead generation.

Cost of Revenue (excludes depreciation and amortization) and Gross Margin

	Three months ended		Six months ended
($ in thousands)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenue	$98,449	$38,257	$197,527	$72,717
Cost of revenue	$35,236	$14,509	$73,185	$28,694

Gross margin	$63,213	$23,748	$124,342	$44,023

Gross margin as a percentage of revenue	64%	62%	63%	61%

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Revenue

Total revenue was $98.5 million and $38.3 million for the three months ended June 30, 2011 and June 30, 2010, respectively, representing an increase of 157%, primarily due to the reasons set forth below:

Hyperlink advertising revenue increased by $3.1 million for the three months ended June 30, 2011 compared to the same period in 2010 as a result of the Company launching new products in mortgage, deposits, and insurance.

Per approved lead and per application lead generation revenue increased by $57.3 million for the three months ended June 30, 2011 compared to the same period in 2010 as a result of incremental organic lead volume combined with the acquisitions of NetQuote and CreditCards.com.

Cost of Revenue (excludes depreciation and amortization) and Gross Margin

Cost of revenue for the three months ended June 30, 2011 of $35.2 million was $20.7 million higher than the same period in 2010. Acquisitions completed after June 30, 2010 resulted in higher distribution payments to our online partners and affiliates of $12.6 million. The Company also incurred an additional $8.1 million in distribution payments to our online partners and affiliates as a result of higher online revenue. Our gross margin for the three months ended June 30, 2011 was 64.2%, compared to 62.1% for the same period in 2010, increasing primarily due to the increase in per approved lead generation revenue, which has a higher gross profit margin

Operating Expenses

Sales

Sales expenses for the three months ended June 30, 2011 of $3.1 million were $1.1 million higher than the same period in 2010. Acquisitions completed after June 30, 2010 resulted in additional compensation expense of $1.2 million as compared to the same period in 2010, partially offset by $86,000 reduction in sales commission expense.

Marketing

Marketing expenses for the three months ended June 30, 2011 of $19.6 million were $16.3 million higher than the same period in 2010. Acquisitions completed after June 30, 2010 resulted in higher SEM and marketing expenses of $13.9 million. The Company also incurred an additional $2.2 million in SEM and marketing expenses to drive higher online revenue during the three months ended June 30, 2011 as compared to the same period in 2010.

Product Development

Product development costs for the three months ended June 30, 2011 of $3.6 million were $1.9 million higher than the same period in 2010. The increase was primarily driven by product development costs associated with the acquisitions completed after June 30, 2010 resulting in higher compensation expense of $1.2 million and IT expenses of $600,000.

General and Administrative

General and administrative expenses for the three months ended June 30, 2011 of $7.4 million were $2.8 million higher than the same period in 2010. Acquisitions completed after June 30, 2010 resulted in increased compensation expense of $857,000, bonus expense of $627,000, bad debt expense of $500,000, bank fees of $325,000 and rent expense of $305,000.

Acquisition, Offering and Related Expenses and Related Party Fees

Acquisition, offering and related expenses and related party fees for the three months ended June 30, 2011 was $38.2 million as compared to $2.1 million for the same period in 2010. Acquisition, offering and related expenses and related party fees for the three months ended June 30, 2011 were primarily related to costs associated with the IPO and S-4 registration statement in relation to our exchange offer, which included $34.7 million to Apax Partners, L.P. for termination of monitoring fees, merger and acquisition advisory services, IPO services for secondary shares, exchange offer advisory services, and other services provided to Bankrate’s management. The payment to APAX has been recorded in the following manner; $30.0 million as a part of acquisition, offering and related expenses and related party fees, $3.8 million netted against IPO proceeds and $917,000 to deferred loan fees. The acquisition, offering and related expenses and related party fees for the same period in 2010 was $2.1 million primarily due to $1.0 million relating to the acquisitions of NetQuote and Creditcards and the Senior Secured Notes offering transactions which closed during July and August 2010.

Restructuring Costs

We incurred $238,000 and $0 in restructuring costs during the three months ended June 30, 2011 and 2010, respectively, pursuant to our restructuring plan adopted in connection with the acquisition of NetQuote and CreditCards. Restructuring costs represent costs incurred as a result of terminating one employee from Bankrate during the three month period ended June 30, 2011 to achieve cost synergies.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2011 of $10.8 million was $3.5 million higher than the same period in 2010 due to the full period impact of the acquisitions completed after June 30, 2010, which resulted in significantly higher intangible asset balances and related amortization expense.

Interest Expense, net

Interest expense, net for the three months ended June 30, 2011 primarily consists of expenses associated with the Notes, partially offset by de minimis interest earned on cash and cash equivalents. Interest expense, net for the three months ended June 30, 2011 was $9.5 million.

Interest expense, net for the three months ended June 30, 2010 primarily consists of expenses associated with the $222.0 million loan from Holdings to Apax Funds through July 13, 2010 and $56.7 million payable to dissenting stockholders, partially offset by de minimis interest earned on cash and cash equivalents. Interest expense, net for the three months ended June 30, 2010 was $9.0 million, which primarily consisted of $8.0 million for the loan from Holdings to Apax Funds and $930,000 for dissenting stockholders.

Loss on Redemption of Senior Secured Notes

The Company incurred a loss on redemption of senior secured notes of approximately $16.6 million and $0 for the three months ended June 30, 2011 and June 30, 2010, respectively. The loss was as a result of the Company’s redemption of $105.0 million aggregate principal amount of the outstanding Senior Secured Notes and consisted of approximately $828,000 and $3.5 million for the write-off of unamortized original issue discount and deferred financing cost, respectively, and $12.3 million for the redemption fee.

Income Tax Benefit

Our income tax benefit for the three months ended June 30, 2011 of $6.2 million was $3.8 million higher than our income tax benefit of $2.4 million for the three months ended June 30, 2010. Our effective tax rate changed from approximately 39% during the three months ended June 30, 2010 to approximately 13% in the same period in 2011 due to non-deductible costs incurred.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Revenue

Total revenue was $197.5 million and $72.7 million for the six months ended June 30, 2011 and June 30, 2010, respectively, representing an increase of 172% primarily due to the reasons set forth below:

Hyperlink advertising revenue increased by $1.1 million for the six months ended June 30, 2011 compared to the same period in 2010 as a result of the Company launching new products in mortgage, deposits, and insurance.

Per approved lead and per application lead generation revenue increased by $123.1 million for the six months ended June 30, 2011 compared to the same period in 2010 as a result of incremental organic lead volume combined with the acquisitions of NetQuote and CreditCards.com.

Cost of Revenue (excludes depreciation and amortization) and Gross Margin

Cost of revenue for the six months ended June 30, 2011 of $73.2 million was $44.5 million higher than the same period in 2010. Acquisitions completed after June 30, 2010 resulted in higher distribution payments to our online partners and affiliates of $28.1 million and additional compensation of $1.1 million. The Company also incurred an additional $14.7 million in distribution payments to our online partners and affiliates as a result of higher online revenue. Our gross margin for the six months ended June 30, 2011 was 63%, compared to 60.5% for the same period in 2010, increasing primarily due to the increase in per approved lead generation revenue, which has a higher gross profit margin

Operating Expenses

Sales

Sales expenses for the six months ended June 30, 2011 of $6.0 million were $2.1 million higher than the same period in 2010. Acquisitions completed after June 30, 2010 resulted in additional compensation expense of $1.7 million and additional sales commission expenses of $417,000 as compared to the same period in 2010.

Marketing

Marketing expenses for the six months ended June 30, 2011 of $35.7 million were $29.8 million higher than the same period in 2010. Acquisitions completed after June 30, 2010 resulted in higher SEM and marketing expenses of $25.3 million and additional compensation expense of $1 million. The Company also incurred an additional $3.8 million in SEM and marketing expense to drive higher online revenue during the six months ended June 30, 2011 as compared to the same period in 2010.

Product Development

Product development costs for the six months ended June 30, 2011 of $7.0 million were $3.4 million higher than the same period in 2010. The increase was primarily driven by product development costs associated with the acquisitions completed after June 30, 2010 resulting in higher compensation expense of $1.8 million and IT expenses of $1.5 million.

General and Administrative

General and administrative expenses for the six months ended June 30, 2011 of $15.2 million were $6.1 million higher than the same period in 2010. Acquisitions completed after June 30, 2010 resulted in increased compensation expense of $2.2 million, bonus expense of $1.8 million, bad debt expense of $1.1 million, bank fees of $630,000 and rent expense of $603,000.

Acquisition, Offering and Related Expenses and Related Party Fees

Acquisition, offering and related expenses and related party fees for the six months ended June 30, 2011 was $39.7 million as compared to $3.0 million for the same period in 2010. Acquisition, offering and related expenses and related party fees for the six months ended June 30, 2011 were primarily related to the costs associated with the IPO, S-4 registration statement in relation to our exchange offer, legal fees associated with settlement of the shareholder appraisal rights lawsuits, and fees associated with the IRS audit of fiscal 2009, which are directly attributable to our take private transaction. The $39.7 million acquisition, offering and related expenses and related party fees include approximately $34.7 million to Apax Partners, L.P. for termination of monitoring fees, merger and acquisition advisory services, IPO services for secondary shares, exchange offer advisory services, and other services provided to Bankrate’s management. The payment to APAX has been recorded in the following manner; $30 million as a part of acquisition, offering and related expenses and related party fees, $3.8 million netted against IPO proceeds and $917,000 to deferred loan fees. The company also incurred $3.1 million in change of control fees paid to the certain senior management and current Board members. The Company also incurred $1.5 million of fees for advisory fees to shareholders, legal fees associated with the settlement of the shareholder appraisal rights lawsuits, and accounting and legal fees associated with the IRS audit of fiscal 2009. The acquisition, offering and related expenses and related party fees for the same period in 2010 were related to the acquisitions of NetQuote and Creditcards, investment fees to Apax Partners L.P. and legal fees.

Restructuring Costs

During the six months ended June 30, 2011 and 2010 the Company incurred $238,000 and $660,000 respectively, pursuant to our restructuring plan adopted in connection with the acquisition of NetQuote and CreditCards. Restructuring costs represent severance-related costs incurred as a result of terminating one and twenty one employees from Bankrate during the six month period ended June 30, 2011 and June 30, 2010, respectively, to achieve cost synergies.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended June 30, 2011 of $21.7 million was $7.3 million higher than the same period in 2010 due to the full period impact of the acquisitions completed after June 30, 2010, which resulted in significantly higher intangible asset balances and related amortization expense.

Interest Expense, net

Interest expense, net for the six months ended June 30, 2011 primarily consists of expenses associated with the Senior Secured Notes, partially offset by de minimis interest earned on cash and cash equivalents. Interest expense, net for the six months ended June 30, 2011 was $18.9 million.

Interest expense, net for the six months ended June 30, 2010 primarily consists of expenses associated with the $222.0 million loan from Holdings to the Apax VII Funds through July 13, 2010 and $56.7 million payable to dissenting stockholders partially offset by de minimis interest earned on cash and cash equivalents. Interest expense, net for the six months ended June 30, 2010 was $17.9 million, which primarily consisted of $16.0 million for the loan from Holdings to the Apax VII Funds and $1.9 million for dissenting stockholders.

Loss on Redemption of Senior Secured Notes

The Company incurred a loss on redemption of senior secured notes of approximately $16.6 million and $0 for the six months ended June 30, 2011 and June 30, 2010, respectively. The loss was as a result of the Company’s redemption of $105.0 million aggregate principal amount of the outstanding Senior Secured Notes and consisted of approximately $828,000 and $3.5 million for the write-off of unamortized original issue discount and deferred financing cost, respectively, and $12.3 million for the redemption fee.

Income Tax Benefit

Our income tax benefit for the six months ended June 30, 2011 of $2.1 million was $3.4 million lower than our income tax benefit of $5.5 million for the six months ended June 30, 2010. Our effective tax rate changed from approximately 39.0% during the six months ended June 30, 2010 to approximately 5.6% in the same period in 2011 due to non-deductible costs incurred related to acquisition, offering and related expenses and related party fees.

Liquidity and Capital Resources

($ in thousands)	June 30, 2011	December 31, 2010	Change

Cash and cash equivalents	$61,285	$115,630	$(54,345)
Working capital	$108,937	$65,141	$43,796
Stockholders’ equity	$762,383	$626,056	$136,327

Our principal ongoing source of operating liquidity is the cash generated by our business operations. We consider all highly liquid debt investments purchased with an original maturity of less than three months to be cash equivalents.

On June 17, 2011, we completed our initial public offering of common stock. We received net proceeds of approximately $170.3 million after deducting the underwriting discounts and our offering expenses. We used approximately $123.0 million of the proceeds from the IPO to to redeem $105.0 million aggregate principal amount of the outstanding Senior Secured Notes and to pay interest accrued in the amount of $5.7 million on the portion of the outstanding Senior Secured Notes up to but not including the date of redemption. We intend to use the remaining proceeds for general corporate purposes.

Our primary uses of cash have been to fund our working capital and capital expenditure needs, fund acquisitions, and service our debt obligations. We believe that we can generate sufficient cash flows from operations to fund our operating and capital expenditure requirements, as well as to service our debt obligations, for fiscal year 2011. In the event we experience a significant adverse change in our business operations, we would likely need to secure additional sources of financing.

As of June 30, 2011, we had working capital of $108.9 million and our primary commitments were normal working capital requirements and $10.6 million in accrued interest for the Notes.

As of December 31, 2010, we had working capital of $65.1 million and our primary commitments were normal working capital requirements, $61.3 million in payables to dissenting stockholders and its related accrued interest payable included in other current liabilities and $16.4 million in accrued interest for the Notes.

We assess acquisition opportunities as they arise. Financing may be required if we decide to make additional acquisitions or if we are required to make any earn-out payments to which the former owners of our acquired businesses may be entitled. There can be no assurance, however, that any such opportunities may arise, or that any such acquisitions may be consummated. Additional financing may not be available on satisfactory terms or at all when required.

Debt Financing

Revolving Credit Facilities

On June 10, 2011, we entered into revolving credit facilities in an aggregate amount of $100.0 million, consisting of two tranches, tranche A for $30.0 million which matures on July 15, 2015 and Tranche B for $70.0 million which matures on April 15, 2015. Our obligations under the revolving credit facilities are guaranteed by each direct and indirect, existing and future, domestic restricted subsidiary that guarantees our obligations under the Senior Secured Notes. The obligations under such credit facilities are equally and ratably secured by liens on the same collateral that secures our Senior Secured Notes (it being understood that upon any enforcement of remedies resulting in the realization of proceeds from such collateral, up to $30.0 million of revolving tranche A loans under the tranche A credit facility would be paid in full first before applying any such amount to pay the Notes and the tranche B revolving loans under the tranche B credit facility on a pari passu basis). The agreements governing such credit facilities contain terms generally commensurate with issuers of the same debt rating, and our ability to draw down any such credit facilities is subject to certain limitations, including that at the time of and immediately after giving effect to such drawing and the application proceeds thereof the Consolidated Secured Debt Ratio (as defined in the revolving credit facilities) on a pro forma basis shall not exceed 3.50:1.00.

At our election, the interest rate per annum applicable to the loans under the revolving credit facilities is based on a fluctuating rate of interest determined by reference to either (i) a base rate determined by reference to the higher of (a) the prime rate quoted in the print edition of The Wall Street Journal, Money Rates Section as the prime rate and (b) the federal funds effective rate plus 0.50%, plus an applicable margin equal to 2.00%, or (ii) a Eurodollar rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin equal to 3.00%; provided, however, that at any time less than $20,000,000 in aggregate principal amount of loans are drawn under the tranche A credit facility, the applicable margin with respect to loans under the tranche B credit facility at the base rate will be 2.25% and the applicable margin with respect to loans under the tranche B credit facility at the Eurodollar rate will be 3.25%.

Interest accrues daily and is payable in arrears for both base rate and Eurodollar loans. For base rate loans, interest is payable on the last business day of March, June, September and December. For Eurodollar loans interest is payable on electable periods of one, two, three or six months (or, if each affected lender so agrees, nine or twelve months). There were no amounts outstanding under the revolving credit facilities as of June 30, 2011, nor did the Company incur any interest during the three months ended June 30, 2011.

The Revolving Credit Facilities agreement contains customary financial and other covenants, including maximum consolidated leverage ratio of 4.50:1.00 and in certain instances 4.25:1.00. The company will begin their test of compliance with the maximum consolidated leverage ratio for the period ending September 30, 2011. In addition, the Company is subject to covenants limiting incurrence of debt, liens on properties, investments, loans and advances, mergers and consolidations, asset sales, dividends and transactions with affiliates.

Senior Secured Notes

As of June 30, 2011, we had approximately $193.5 million in Senior Secured Notes outstanding for which interest is accrued daily on the outstanding principal amount at 11  3/4 % and is payable semi-annually, in arrears, on July 15 and January 15, beginning on January 15, 2011, in cash. The Senior Secured Notes are due July 15, 2015. Accrued interest on the Senior Secured Notes as of June 30, 2011 is approximately $10.6 million. Refer to note 7 in the Notes to Condensed Consolidated Financial Statements for a further description of the Senior Secured Notes.

Operating Activities

During the six months ended June 30, 2011, we used $18.9 million of cash in operating activities, including $23.5 million in interest payments on the Notes, $36.2 million in acquisition, offering and related expenses and related party fees related to the 2010 Acquisitions, IPO, merger and recapitalization of the Company. Our net loss of $34.6 million was adjusted for depreciation and amortization of $21.7 million, bad debt expense of $1.2 million, amortization of deferred financing costs and original issue discount of $1.2 million, stock based compensation expense of $418,000, loss on redemption of senior secured notes of $16.6 million and a net negative change in the components of operating assets and liabilities of $25.4 million. This negative change in operating assets and liabilities resulted in part from a $15.8 million increase in prepaid expenses and other assets, a $10.5 million increase in accrued expenses, a $20.0 million increase in accounts receivable, a $2.9 million decrease in deferred revenue, and a $2.8 million increase in accounts payable and other liabilities primarily due to interest accrued less interest paid on the Notes.

During the six months ended June 30, 2010, we generated $25.6 million of net cash from operating activities. Our net loss of $9.0 million was adjusted for depreciation and amortization of $14.4 million; bad debt expense of $68,000, amortization of deferred financing costs and original issue discount of $52,000 and a net positive change in the components of operating assets and liabilities of $20.0 million. Of this positive change in operating assets and liabilities, $8.6 million resulted from a decrease in prepaid expenses and other assets; $1.6 million from an increase in accrued expenses; $4.5 million from an increase in accounts receivable; $842,000 from a decrease in deferred revenue; and $15.1 million from an increase in accounts payable and other liabilities.

Investing Activities

For the six months ended June 30, 2011, cash flows used in investing activities was $24.1 million and includes $20.4 million of cash used for business acquisitions, $3.1 million for purchases of furniture, fixtures, equipment and capitalized website development costs and $576,000 for acquisition earnouts and contingent liabilities.

For the six months ended June 30, 2010, cash flows used in investing activities was $23.3 million and include $8.0 million of cash used for the acquisitions of Bargaineering and InsuranceQuotes; $13.6 million in earn out payments made and $1.7 million for purchases of furniture, fixtures, equipment and capitalized website development costs.

Financing Activities

For the six months ended June 30, 2011, cash flows used in financing activities was $11.2 million, which consisted primarily of $61.3 million in payments to dissenting stockholders of the Bankrate Acquisition, $117.3 million for the repurchase of a portion of the Senior Securd Notes, partially offset by $170.3 million in proceds from the issuance of common stock.

For the six months ended June 30, 2010, cash flows from financing activities was $100,000, which consisted of proceeds from issuance of common stock and debt.

OFF-BALANCE SHEET ARRANGEMENTS

Off-balance sheet arrangements include the following four categories: obligations under certain guarantees or contracts; retained or contingent interests in assets transferred to an unconsolidated entity or similar arrangements; obligations under certain derivative arrangements; and obligations under material variable interests.

Besides the offering of the Senior Secured Notes (as defined herein), we have not entered into any material arrangements which would fall under any of these four categories and which would be reasonably likely to have a current or future material effect on our results of operations, liquidity or financial condition.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The primary objective of our investment strategy is to preserve principal while maximizing the income we receive from investments without significantly increasing risk. To minimize this risk, to date we have maintained our portfolio of cash equivalents in short-term and overnight investments that are not subject to market risk, as the interest paid on such investments fluctuates with the prevailing interest rates. As of June 30, 2011, all of our cash equivalents mature in less than three months.

None of our outstanding debt as of June 30, 2011 was subject to variable interest rates as we did not have an outstanding balance for borrowed money under our Credit Facilities as of June 30, 2011. Interest under the Credit Facilities accrue interest at variable rates based, at our option, on the agent bank’s base rate (as defined in the Credit Facility) plus a margin of between 2% and 2.25%, or at the LIBOR rate plus a margin of between 3.25% and 3.25%, depending on certain criteria. As of June 30, 2011, the margin over LIBOR was 2.25% and the margin over the base rate was 1.25%.

Our fixed interest rate debt includes $193 million in 11.75% senior notes.

Exchange Rate Sensitivity

Our exposure to exchange rate risk is primarily that of a net receiver of currencies other than the US dollar. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, will negatively affect the Company’s net sales and gross margins as expressed in U.S. dollars. Additionally, we have not engaged in any derivative or hedging transactions to date.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify the Company’s financial reports and to other members of senior management and the board of directors.

Based on their evaluation as of June 30, 2011, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management, including our chief executive officer and chief financial officer, does not expect our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Controls over Financial Reporting

There has not been any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the quarter ended June 30, 2011.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information with respect to legal proceedings is incorporated by reference from Note 4 of our Consolidated Financial Statements included herein.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed “Risk Factors” included within our final prospectus dated June 16, 2011 and filed with the SEC on June 17, 2011 under Rule 424(b)(1) and as part of our Registration Statement on Form S-1. The risks described in the prospectus are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes in our risk factors from those disclosed in the prospectus referred to above.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

On June 22, 2011, the Company completed its initial public offering (“IPO”) commenced on June 6, 2011, whereby it and certain of its existing stockholders sold 22,994,455 shares of common stock at a public offering price of $15.00 per share and an aggregate offering price of $344.9 million, including 2,994,455 shares sold by certain of its existing stockholders upon the exercise of the underwriters’ option to purchase additional shares. The Company’s shares are traded on the New York Stock Exchange (NYSE) under the symbol “RATE.” Goldman, Sachs & Co. and BOFA Merrill Lynch were the joint bookrunning managers and representatives of the offering. The offer and sale of all of the shares in the IPO, including 12,500,000 shares to be sold by the Company, 7,500,000 shares to be sold by the selling stockholders, and 3,000,000 shares to be sold by the selling stockholders upon the exercise of the underwriters’ option to purchase additional shares, for an aggregate offering price of $345.0 million, were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-173550), which was declared effective by the SEC on June 16, 2011. Our portion of the net proceeds from the IPO was approximately $170.3 million after deducting underwriting discounts of $11.3 million and offering costs of $5.9 million.

We used approximately $123.0 million of the net proceeds from the offering to repay the principal and accrued interest on our Senior Secured Notes (see Note 7). We intend to use the balance of the net proceeds from the offering for working capital and other general corporate purposes, including financing our growth.

As part of the 22,994,455 shares of common stock sold in the IPO, 10,494,455 shares of common stock were sold by certain existing stockholders at a public offering price of $15.00 per share, including 2,994,455 shares sold by the selling stockholders upon the exercise of the underwriters’ option to purchase additional shares. The Company did not receive any of the proceeds from the sale of such shares by the selling stockholders.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

10.1*	Form of Stock Option Grant Agreement for Awards under the 2011 Equity Compensation Plan

10.2*	Form of Restricted Stock Agreement for Awards under the 2011 Equity Compensation Plan

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sabanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sabanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*   Filed herewith

** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability

Signatures