Form 10-Q
period 2011-09-30
Bankrate, Inc.
filed 2011-11-10
CIK 1518222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

The number of outstanding shares of the issuer’s common stock as of October 31, 2011 was as follows: 99,994,600 shares of Common Stock, $.01 par value.

Bankrate, Inc.

Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2011

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

Important factors that could cause actual results to differ materially from our expectations are discussed in detail in Part I, Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Part II, Item 1A. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, and the following sections of our Prospectus filed with the SEC on June 17, 2011 as part of our Registration Statement on Form S-1 (File No. 333-173550) (the “Prospectus”): (a) “Prospectus Summary” in Part I; and (b) “Risk Factors.” All forward-looking information in this prospectus and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bankrate, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

($ in thousands, except share and per share data)

	September 30, 2011	December 31, 2010

Assets
Cash and cash equivalents	$64,489	$115,630
Accounts receivable, net of allowance for doubtful accounts of $860 and $943 at September 30, 2011 and December 31, 2010	69,205	42,731
Deferred income taxes	16,326	16,326
Prepaid expenses and other current assets	10,921	5,489

Total current assets	160,941	180,176

Furniture, fixtures and equipment, net of accumulated depreciation of $5,445 and $2,797 at September 30, 2011 and December 31, 2010	9,321	6,321
Intangible assets, net of accumulated amortization of $71,473 and $42,058 at September 30, 2011 and December 31, 2010	352,299	365,745
Goodwill	573,745	559,168
Other assets	10,691	14,217

Total assets	$1,106,997	$1,125,627

Liabilities and Stockholders’ Equity

Liabilities
Accounts payable	$7,936	$11,565
Accrued expenses	20,139	17,143
Deferred revenue and customer deposits	2,662	6,435
Payable to dissenting stockholders	—	56,698
Accrued interest	4,859	16,393
Other current liabilities	3,477	6,801

Total current liabilities	39,073	115,035

Deferred income taxes	83,546	81,305
Senior secured notes, net of unamortized discount	193,537	297,417
Other liabilities	18,949	5,814

Total liabilities	335,105	499,571

Commitment and contingencies (Note 5)

Stockholders’ equity
Common stock, par value $.01 per share - 300,000,000 shares authorized at September 30, 2011 and December 31, 2010; 99,994,600 and 87,379,865 shares issued and outstanding at September 30, 2011 and December 31, 2010	1,000	874
Additional-paid in capital	830,215	657,095
Accumulated deficit	(58,640)	(31,173)
Accumulated other comprehensive loss	(683)	(740)

Total stockholders’ equity	771,892	626,056

Total liabilities and stockholders’ equity	$1,106,997	$1,125,627

See accompanying notes to condensed consolidated financial statements.

Bankrate, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

($ in thousands, except share and per share data)

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Revenue	$112,904	$70,616	$310,431	$143,333
Cost of revenue (excludes depreciation and amortization)	38,044	27,813	111,229	56,507

Gross margin	74,860	42,803	199,202	86,826

Operating expenses:
Sales	3,660	2,301	9,701	6,255
Marketing	23,966	7,897	59,617	13,783
Product development	3,608	2,761	10,565	6,280
General and administrative	10,106	6,544	25,317	15,671
Legal settlement	—	141	—	141
Acquisition, offering and related expenses and related party fees	1,163	13,099	40,857	16,139
Restructuring charges	—	2,698	238	3,358
Depreciation and amortization	10,899	11,190	32,566	25,574

	53,402	46,631	178,861	87,201

Income (loss) from operations	21,458	(3,828)	20,341	(375)

Interest expense, net	(6,519)	(10,392)	(25,439)	(28,242)
Loss on redemption of senior secured notes	—	—	(16,629)	—

Income (loss) before income taxes	14,939	(14,220)	(21,727)	(28,617)
Income tax expense (benefit)	7,807	(6,478)	5,740	(11,974)

Net income (loss)	$7,132	$(7,742)	$(27,467)	$(16,643)

Basic and diluted net income (loss) per share:
Basic	$0.07	$(0.09)	$(0.30)	$(0.25)
Diluted	$0.07	$(0.09)	$(0.30)	$(0.25)
Weighted average common shares outstanding:
Basic	99,879,865	82,839,063	92,233,345	66,239,400
Diluted	100,427,391	82,839,063	92,233,345	66,239,400

See accompanying notes to condensed consolidated financial statements.

Bankrate, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

($ in thousands)

	Nine months ended
	September 30, 2011	September 30, 2010
Cash flows from operating activities
Net loss	(27,467)	$(16,643)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	32,566	25,574
Provision for doubtful accounts receivable	1,738	487
Amortization of deferred financing costs and original issue discount	1,812	884
Stock-based compensation	2,927	—
Loss on disposal of assets	188	159
Loss on redemption of senior secured notes	16,629	—
Change in operating assets and liabilities, net of effect of business acquisitions	—	—
Accounts receivable	(28,672)	(9,906)
Prepaid expenses and other assets	(5,145)	447
Accounts payable	(3,629)	1,769
Accrued expenses	3,959	(1,974)
Other liabilities	1,119	2,368
Deferred revenue	(3,773)	(878)

Net cash (used in) provided by operating activities	(7,748)	2,287

Cash flows from investing activities
Purchases of furniture, fixtures and equipment and capitalized website development costs	(4,992)	(3,477)
Cash used in business acquisitions, net	(26,440)	(352,141)
Cash paid for acquisition earnouts and contingent liabilities	(576)	(13,583)
Restricted cash	2	2

Net cash used in investing activities	(32,006)	(369,199)

Cash flows from financing activities
Proceeds from issuance of preferred and common stock, net of costs	170,319	99,471
Repurchase of senior secured notes	(117,337)	—
Payments to dissenting stockholders	(61,253)	—
Proceeds from issuance of senior secured notes	—	297,231
Deferred financing costs	(2,950)	(11,578)
Proceeds from issuance of stockholder debt	—	40

Net cash (used in) provided by financing activities	(11,221)	385,164

Effect of exchange rate on cash and cash equivalents	(166)	(215)

Net (decrease) increase in cash	(51,141)	18,037
Cash - beginning of period	115,630	77,690

Cash - end of period	$64,489	$95,727

Supplemental disclosures
Cash paid for interest	$35,060	$25,485
Cash refunded for taxes, net of payments	$(317)	$(14,792)

See accompanying notes to condensed consolidated financial statements.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

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

2011 Recapitalization and Merger

On June 21, 2011, Holdings merged with and into the Company with the Company surviving the merger (“2011 Merger”). In connection with the 2011 Merger, Holdings underwent an internal recapitalization in which all preferred and common shares of Holdings were exchanged for shares of a single series of common stock of Holdings (the “Recapitalization”). As a result of the Recapitalization and 2011 Merger, all preferred and common stock (other than restricted stock) of the Company were cancelled and all shares of common stock of Holdings were converted into common stock of the Company. Immediately following the Recapitalization and 2011 Merger, the Company had 87,500,000 shares of common stock issued and outstanding, including 120,135 shares of restricted stock. The surviving corporation in the 2011 Merger retained the name “Bankrate, Inc.” The 2011 Merger was accounted for as a common control merger and in a manner similar to a pooling of interests. Accordingly, Holdings and Bankrate were consolidated retroactively to the earliest period presented, using the historical cost basis of each entity. In addition, the Recapitalization has been reflected in these consolidated financial statements as a 21.16 for 1.00 stock split of the Company’s issued and outstanding common stock. The common stock, per common share, and increase in authorized share amounts in these condensed consolidated financial statements and notes to condensed consolidated financial statements have been presented to retroactively reflect this transaction to the earliest period presented.

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

Initial Public Offering

On June 22, 2011, the Company completed its initial public offering (“IPO”) whereby it and certain of its existing stockholders sold 22,994,455 shares of common stock at a public offering price of $15.00 per share, including 2,994,455 shares sold by certain of its existing stockholders upon the exercise of the underwriters’ option to purchase additional shares. The Company’s shares are traded on the New York Stock Exchange (NYSE) under the symbol “RATE.” The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-173550), which was declared effective by the SEC on June 16, 2011. Our portion of the net proceeds from the IPO was approximately $170.3 million after deducting underwriting discounts of $11.3 million and offering costs of $5.9 million. In addition, during the nine months ended September 30, 2011, we incurred costs associated with the IPO and S-4 registration statement in relation to our exchange offer, which included $34.7 million paid to Apax Partners, L.P. for termination of monitoring fees, merger and acquisition advisory services, IPO services for secondary shares, exchange offer advisory services, and other services provided to Bankrate’s management. The payment to APAX has been

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(Unaudited)

recorded in the following manner based on our best estimate of the time incurred and the value attributable to each transaction: $30.0 million as a part of acquisition, offering and related expenses and related party fees, $3.8 million netted against IPO proceeds and $917,000 to deferred financing costs. We used approximately $123.0 million of the net proceeds from the offering to repay the principal and accrued interest on our Senior Secured Notes (see Note 7). We intend to use the balance of the net proceeds from the offering for working capital and other general corporate purposes, including financing our growth.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement of our results have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011, for any other interim period or for any other future year.

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

The accompanying condensed consolidated financial statements include the accounts of Bankrate, Inc., NetQuote Holdings, Inc., NetQuote, Inc., CreditCards.com , Inc., CCRD Operating Company Inc., CreditCards.com Limited (United Kingdom), Freedom Marketing (United Kingdom), and Rate Holding Company (100% owner of Bankrate Information Consulting (Beijing) Co., Ltd.) after elimination of all intercompany accounts and transactions.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We believe that the judgments, estimates and assumptions involved in the accounting for income taxes, stock based compensation, the allowance for doubtful accounts receivable, useful lives of intangible assets and intangible asset impairment, goodwill impairment, acquisition accounting, and contingencies have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Actual results could differ from those estimates.

Cash and Cash Equivalents

We consider all highly liquid debt investments purchased with a maturity at date of purchase of less than three months to be cash and cash equivalents. The carrying value of these investments approximates fair value. As of September 30, 2011, our cash and cash equivalents consisted of approximately $5.1 million of U.S. Treasury securities with 30-day maturities, approximately $1.2 million held in British pound sterling, approximately $57.6 million of operating cash subject to the $250,000 FDIC insured deposit limit, and approximately $573,000 held in Renminbi in China.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(Unaudited)

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to make required payments. We look at historical write-offs and sales growth when determining the adequacy of the allowance. Should the financial condition of our customers deteriorate, resulting in an impairment of their ability to make payments, or if the level of accounts receivable increases, the need for possible additional allowances may be necessary. Any additions to the allowance for doubtful accounts receivable are recorded as bad debt expense and included in general and administrative expenses. During the three months ended September 30, 2011 and 2010, we charged approximately $561,000 and $419,000 to bad debt expense, and wrote off (net of recoveries) $562,000 and $388,000, respectively, of accounts deemed uncollectible. During the nine months ended September 30, 2011 and 2010, we charged approximately $1.7 million, and $487,000 to bad debt expense, and wrote off (net of recoveries) $1.8 million and recovered (net of write offs) $373,000, respectively, of accounts deemed uncollectible.

Intangible Assets

Intangible assets consist primarily of internet domain names and URLs, trademarks, customer relationships, affiliate network relationships and developed technologies acquired in connection with the Acquisition and our subsequent acquisitions in 2011 and 2010 (see Note 8). Intangible assets are being amortized over their estimated useful lives primarily on a straight-line basis.

Intangible asset categories and their estimated useful lives are as follows:

Estimated Useful Life
Trademarks, domain names and URLs	2-25 years
Customer relationships	8-15 years
Affiliate network relationships	1-9 years
Developed technologies	3-6 years

Intangible assets subject to amortization and their weighted average amortization periods were as follows as of September 30, 2011:

($ in thousands)	Cost	Accumulated Amortization	Net	Weighted Average Amortization Period Years
Trademarks and URLs	$192,573	$(15,495)	$177,078	20.1
Customer relationships	200,939	(39,254)	$161,685	8.8
Affiliate network relationships	12,790	(10,533)	$2,257	3.9
Developed technologies	17,470	(6,191)	11,279	4.7

	$423,772	$(71,473)	$352,299	13.6

Intangible assets subject to amortization and their weighted average amortization periods were as follows as of December 31, 2010:

(In thousands)	Cost	Accumulated Amortization	Net	Weighted Average Amortization Period Years
Trademarks and URLs	$178,823	$(8,289)	$170,534	20.6
Customer relationships	202,390	(21,728)	180,662	8.8
Affiliate network relationships	10,490	(8,944)	1,546	1.5
Developed technologies	16,100	(3,097)	13,003	4.7

	$407,803	$(42,058)	$365,745	13.6

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(Unaudited)

Amortization expense for the three months ended September 30, 2011 and 2010 was $9.8 million and $10.4 million, respectively. Amortization expense for the nine months ended September 30, 2011 and 2010 was $29.6 million and $24.0 million, respectively.

Future amortization expense as of September 30, 2011 is expected to be:

($ in thousands)	Amortization Expense
Remainder of 2011	$9,217
2012	38,099
2013	37,053
2014	35,762
2015	34,984
Thereafter	197,184

Total expected amortization expense of intangible assets	$352,299

Impairment of Long-Lived Assets Including Assets with Finite Lives

ASC 360, Property, Plant and Equipment, requires that long-lived assets including intangible assets with finite lives be amortized over their estimated useful life and reviewed for impairment. We continually monitor events and changes in circumstances that could indicate carrying amounts of our long-lived assets including intangible assets with finite lives may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of such assets by determining whether the carrying value will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of such assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. There was no impairment of long-lived assets including intangible assets with finite lives for the nine months ended September 30, 2011 and 2010.

Goodwill

In accordance with ASC 350, Intangibles – Goodwill and Other, we review our goodwill for impairment annually, or more frequently, if facts and circumstances warrant a review, at the reporting unit level. Our annual impairment test is performed as of October 1 of each year. We have determined that we have one segment with one reporting unit. The provisions of ASC 350 require that a two-step test be performed to assess goodwill for impairment. First, the fair value of the reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied value, an impairment loss equal to the difference will be recorded. In determining the fair value of our reporting units, we rely on the Income Approach and the Market Approach. Under the Income Approach, the fair value of a business unit is based on the cash flows it can be expected to generate over its remaining life. The estimated cash flows are converted to their present value equivalent using an appropriate rate of return. The Market Approach utilizes a market comparable method whereby similar publicly traded companies are valued using Market Values of Invested Capital (“MVIC”) multiples (i.e., MVIC to revenue, MVIC to earnings before interest and taxes, MVIC to cash flow, etc.) and then these MVIC multiples are applied to a company’s operating results to arrive at an estimate of value.

Goodwill activity for the nine months ended September 30, 2011 is shown below:

($ in thousands)
Balance, December 31, 2010	$559,168
Adjustment during the measurement period relating to acquisition of NetQuote Holdings, Inc.	205
Adjustment during the measurement period relating to acquisition of CreditCards.com, Inc.	5,400
Other acquisitions	8,972

Balance, September 30, 2011	$573,745

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(Unaudited)

There have been no triggering events during the nine months ended September 30, 2011 and 2010 that would require an impairment test during the periods.

Website Development

We account for our website development costs under ASC 350-50, Intangibles – Goodwill and Other – Website Development Costs. ASC 350-50 provides guidance on the accounting for the costs of development of company websites into five stages: (1) the planning stage, during which the business and/or project plan is formulated and functionalities, necessary hardware and technology are determined, (2) the website application and infrastructure development stage, which involves acquiring or developing hardware and software to operate the website, (3) the graphics development stage, during which the initial graphics and layout of each page are designed and coded, (4) the content development stage, during which the information to be presented on the website, which may be either textual or graphical in nature, is developed, and (5) the operating stage, during which training, administration, maintenance and other costs to operate the existing website are incurred. The costs incurred in the website application and infrastructure stage, the graphics development stage and the content development stage are capitalized; all other costs are expensed as incurred. Website development costs are initially recorded in other assets and then transferred to fixed assets upon the completion of the project. We capitalized website development costs totaling $2.1 million and $1.4 million for the nine months ended September 30, 2011 and 2010, respectively. These amounts are included in furniture, fixtures and equipment or other assets in the accompanying condensed consolidated balance sheets, depending upon whether or not the project has been completed.

Basic and Diluted Income (Loss) Per Share

We compute basic income (loss) per share by dividing net income (loss) attributable to common stockholders for the period by the weighted average number of shares outstanding for the period. Diluted income (loss) per share includes the effects of dilutive common stock equivalents, consisting of outstanding stock-based awards, unrecognized compensation expense and tax benefits in accordance with ASC 718, Compensation – Stock Compensation, to the extent the effect is not antidilutive, using the treasury stock method. Since we have a net loss attributable to common stockholders, basic and diluted loss per share are the same for the nine months ended September 30, 2011 and the three and nine months ended September 30, 2010.

The following table presents the computation of basic and diluted loss per share:

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(Unaudited)

	Three months ended		Nine months ended
($ in thousands, except per share data)	September 30, 2011	September 30, 2010	September 30, 2011		September 30, 2010
Net income (loss)	$7,132	$(7,742)	$(27,467	) $	(16,643)

Weighted average common shares and equivalents outstanding for basic income (loss) per share calculation	99,879,865	82,839,063	92,233,345		66,239,400
Additional dilutive shares related to share-based awards	547,526	—	—		—

Weighted average common shares and equivalents outstanding for diluted loss per share calculation	100,427,391	82,839,063	92,233,345		66,239,400
Basic and diluted income (loss) per share:
Basic	$0.07	$(0.09)	$(0.30	) $	(0.25)
Diluted	$0.07	$(0.09)	$(0.30	) $	(0.25)
Options to purchase shares of common stock and other share-based awards outstanding which are not included in the calculation of diluted income (loss) per share because their impact is anti-dilutive	—	—	517,510		—

Stockholders’ Equity

The activity in stockholders’ equity for the nine months ended September 30, 2011 is shown below:

	Common Stock		Additional paid-in capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
($ and shares in thousands)	Shares	Amount
Balance at December 31, 2010	87,380	$874	$657,095	$(31,173)	$(740)	$626,056
Foreign currency translation, net of taxes	—	—	—	—	57	57
Restricted stock issued, net of forfeitures	115	1	(1)	—	—	—
Common stock issued	12,500	125	170,194	—	—	170,319
Stock compensation	—	—	2,927	—	—	2,927
Net loss	—	—	—	(27,467)	—	(27,467)

Balance at September 30, 2011	99,995	1,000	830,215	(58,640)	(683)	771,892

Deferred Financing Costs

In connection with the issuance of the Intercompany Note in 2009 (Note 6), the Company incurred deferred financing costs of $526,000 related to the issuance of the $222.0 million note payable to Holdings which were amortized to interest expense using a method which approximates the effective interest method over the term of the related debt.

In connection with the issuance of the Notes in 2010 (Note 7), the Company incurred $11.6 million in underwriting fees that have been classified as deferred financing costs related to the issuance of the Senior Secured Notes, which are amortized to interest expense using a method which approximates the effective interest method over the term of the related debt.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(Unaudited)

In connection with the issuance of the revolving credit facilities in an aggregate amount of $100.0 million in June 2011 (Note 7), the Company incurred $3.0 million in bank and legal fees. These fees have been classified as deferred financing costs and are being amortized to interest expense using a straightline method over the term of the revolving credit facilities.

At September 30, 2011 and December 31, 2010, deferred financing costs had a balance of $8.8 million and $10.9 million, respectively and are included in other assets on the accompanying condensed consolidated balance sheet.

During the three months ended September 30, 2011 and 2010, we amortized $497,000 and $745,000 respectively in deferred financing costs. During the nine months ended September 30, 2011 and 2010, we amortized $1.5 million and $798,000 respectively in deferred financing costs. In addition, the Company expensed approximately $3.5 million of deferred financing cost in June 2011 as a result of the redemption of $105.0 million aggregate principal amount of outstanding Notes, which is included in loss on redemption of Notes on the accompanying condensed consolidated statements of operations.

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

Income Tax Benefit

We calculate our income tax (expense) benefit for interim periods based on the estimate of the annual effective tax rate. We account for income taxes in accordance with ASC 740, Income Taxes. Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results, or the ability to implement tax-planning strategies varies, adjustments to the carrying value of the deferred tax assets and liabilities may be required. Valuation allowances are based on the “more likely than not” criteria of ASC 740.

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

Comprehensive Income (Loss)

Comprehensive income for three months ended September 30, 2011 is approximately $7.0 million, which includes net income of approximately $7.1 million and approximately $132,000 loss in foreign currency translation adjustment. Comprehensive loss for the nine months ended September 30, 2011 is approximately $27.4 million, which includes net loss of approximately $27.5 million and $57,000 gain in foreign currency translation adjustment. Comprehensive loss for the three and nine months ended September 30, 2010 is $8.0 million and $16.9 million, respectively, due to $215,000 loss in foreign currency translation adjustment.

Segment Reporting

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(Unaudited)

Through the nine months ended September 30, 2011, we operated in one reportable business segment. We evaluate the operating performance of our business as a whole. Our chief operating decision maker (i.e., chief executive officer) reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by type for purposes of allocating resources and evaluating financial performance. There are no business unit managers who are held accountable by our chief operating decision-maker, or anyone else, for operations, operating results, budgeting and strategic planning for levels or components below the consolidated unit level.

Geographic Data and Concentrations

The Company has approximately $57.6 million of operating cash subject to the $250,000 FDIC insured deposit limit as of September 30, 2011. No single country outside of the U.S. accounted for more than 10% of revenue during the three and nine months ended September 30, 2011 and 2010. There was one customer that accounted for 12% of net sales during the three months ended September 30, 2011 and no customers accounted for more than 10% of net sales during the three months ended September 30, 2010. There was one customer that accounted for 12% of net sales during the nine months ended September 30, 2011 and no customers accounted for more than 10% of net sales during the nine months ended September 30, 2010. One customer’s accounts receivable balances constituted 18%, while a second customer’s balance constituted 15% of the accounts receivable balance as of September 30, 2011. One customer’s accounts receivable balance constituted 15% while a second customer’s balance constituted 10% of the accounts receivable balance as of December 31, 2010.

Revenue and long-lived assets related to the U.S. and international operations and revenue by type for the three months and nine months ended September 30, 2011 and 2010 are as follows:

	Three months ended		Nine months ended
($ in thousands)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Revenue:
USA	$110,774	$69,215	$304,132	$141,884
International	2,130	1,401	6,299	1,449

	$112,904	$70,616	$310,431	$143,333

Revenue:
Online	$110,937	$69,028	$304,313	$138,470
Print	$1,967	$1,588	$6,118	$4,863

	$112,904	$70,616	$310,431	$143,333

	September 30, 2011	December 31, 2010
Long lived assets:
USA	$931,025	$928,411
International	$4,340	$4,580

Balance, end of period	$935,365	$932,991

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

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(Unaudited)

The following table presents estimated fair value, and related carrying amounts, as of September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
($ in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial Assets:
Cash and cash equivalents	$64,489	$64,489	$115,630	$115,630
Accounts receivable	$69,205	$69,205	$42,731	$42,731

Financial Liabilities:
Revolving credit facility	$—	$—	$—	$—
Senior Secured notes	$193,537	$218,400	$297,417	$331,500
Accrued interest	$4,859	$4,859	$16,393	$16,393

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

In October 2009, the FASB issued ASU 2009-13 (an update to ASC 605-25), Revenue Recognition: Multiple-Element Arrangements which is effective for annual periods beginning on or after June 15, 2010; however, early adoption is permitted. In arrangements with multiple deliverables, ASU 2009-13 permits entities to use management’s best estimate of selling price to value individual deliverables when those deliverables have never been sold separately or when third-party evidence is not available. In addition, any discounts provided in multiple-element arrangements will be allocated on the basis of the relative selling price of each deliverable. The adoption of ASU 2009-13 did not have a material impact on the Company’s condensed consolidated financial statements.

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

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (ASC Topic 805, “Business Combinations”). The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(Unaudited)

beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of ASU 2010-29 did not have a material impact on the Company’s condensed consolidated financial statements.

Accounting Pronouncements to be adopted in the future

In September 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-08, Intangibles—Goodwill and others (Topic 350)—Testing Goodwill for Impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. As permitted under ASU 2011-08, the Company intends to early adopt this ASU as of October 1, 2011. The adoption of ASU 2011-08 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRS’s. ASU 2011-04 amends Topic 820, Fair Value Measurement to change the wording used to describe the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments include wording changes that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments are effective during interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

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

The stock based compensation expense for stock options and restricted stock awards recognized in our condensed consolidated statements of operations for the three and nine months ended September 30, 2011 is as follows:

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(Unaudited)

	Three Months Ended	Nine Months Ended
($ in thousands)	September 30, 2011	September 30, 2011
Income Statement Classifications
Cost of revenue	203	237
Operating expenses:
Sales	415	484
Marketing	222	259
Product development	448	523
General and administrative	1,221	1,424

Total	$2,509	$2,927

Restricted Stock

Bankrate grants restricted stock, which is valued based on the market price of the common stock on the date of grant. Compensation expense arising from restricted stock grants with cliff vesting is recognized using the straight line method over the vesting period. In June 2011, we awarded 120,135 shares of restricted common stock to employees located throughout the United States. The restricted stock awards cliff vest after the first anniversary of the grant date subject to continued employment through the applicable vesting date. As of September 30, 2011, there were 114,735 restricted stock grants outstanding due to forfeitures of 5,400 restricted stock grants.

Stock based compensation expense for the three and nine months ended September 30, 2011 included approximately $440,000 and $513,000, respectively, related to the restricted stock awards. Additionally, as of September 30, 2011, there was approximately $1.2 million of unrecognized compensation costs adjusted for estimated forfeitures, which will be recognized over a weighted average period of approximately 1 year, related to non-vested restricted stock awards.

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

We estimated the expected term using the simplified method for all stock options as the Company does not have sufficient historical exercise data. The volatility assumption is based on implied stock price volatility of a peer group of publicly traded companies. The decision to use a weighted average volatility factor was based upon the relatively short period of availability of data on actively traded stock options on our common stock, and our assessment that implied volatility is more representative of future stock price trends than historical volatility. We based the risk-free interest rate used in the option pricing model on U.S. Treasury constant maturity issues having remaining terms similar to the expected terms of the stock options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. All share-based payment awards are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period.

If factors change and we employ different assumptions for estimating stock based compensation expense in future periods or if we decide to use a different valuation model, the future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income (loss), net income (loss) and net income (loss) per share.

There were no stock options granted during the three months ended September 30, 2011 and stock options exercisable into 5.0 million shares were granted during the nine months ended September 30, 2011. The stock options granted have an exercise price of $15.00 per option and a contractual term of seven years. There were no stock options granted during the three and nine months ended September 30, 2010. The following table provides the weighted average fair value of the stock options granted during the nine month periods

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(Unaudited)

ended September 30, 2011 using the Black-Scholes option pricing model together with a description of the weighted average assumptions used to calculate the fair value.

Nine Months Ended
September 30, 2011
Weighted average fair value	$6.78
Expected volatility	53%
Weighted average risk free rate	1.42%
Expected lives	4.75 years
Expected dividend yield	0.00%

Stock-based compensation expense for the three and nine months ended September 30, 2011 included approximately $2.1 million and $2.4 million, respectively, related to the stock option awards. Additionally, as of September 30, 2011, there was approximately $30.7 million of unrecognized compensation costs adjusted for estimated forfeitures, which will be recognized over a weighted average period of approximately 3.7 years, related to non-vested stock option awards.

The following table sets forth the summary of option activity under our stock option plan for the nine months ended September 30, 2011:

	Number of Shares	Price Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance, December 31, 2010	—			$—
Granted	5,000,000	$15.00	$15.00	$—
Exercised	—	$—	$—	$—
Forfeited	160,000	$15.00	$15.00	$—
Expired	—	$—	$—	$—

Balance, September 30, 2011	4,840,000			$1,016,400

The aggregate intrinsic value of stock options outstanding as of September 30, 2011 is calculated as the difference between the market value at September 30, 2011 ($15.21) and the exercise price of the stock options.

Additional information with respect to outstanding stock options as of September 30, 2011, is as follows:

Options Outstanding			Options Exercisable
Prices	Number of Shares	Weighted Average Remaining Contractual Term (Years)	Number of Shares	Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
$ 15.00	4,840,000	6.71	—	—	—	$—

NOTE 3 – INCOME TAXES

We calculate our income tax provision (benefit) for interim periods based on the estimate of the annual effective tax rate. The difference between income tax expense computed at the statutory rate and the reported income tax expense is primarily due to non-deductible transaction costs incurred and an increase in the liability for unrecognized tax benefits during the nine months ended September 30, 2011.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(Unaudited)

We have approximately $18.6 million and $5.6 million of unrecognized tax benefits as of September 30, 2011 and December 31, 2010, respectively.

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

We accrued $56,000 and $168,000 for the payment of interest and penalties for the respective three and nine months ended September 30, 2011, which was charged to income tax expense during the respective three and nine month periods ended September 30, 2011. We accrued $48,000 and $144,000 for the payment of interest and penalties for the respective three and nine months ended September 30, 2010, which was charged to income tax expense during the respective three month and nine month periods ended September 30, 2010.

Our 2009 Federal income tax return is under examination the Internal Revenue Service (“IRS”). We have not received any indication from the IRS as to a conclusion for the audit.

NOTE 4 – RESTRUCTURING CHARGES

In connection with the acquisition of NetQuote and CreditCards, the Company adopted a restructuring plan to achieve cost synergies. During the nine months ended September 30, 2011 and September 30, 2010, the Company terminated one and fifty-six employees, respectively, pursuant to such restructuring plan. Accordingly, during the nine months ended September 30, 2011 and 2010, we recorded $238,000 and $3.4 million expense for severance-related costs for terminated employees. These costs have been included within restructuring charges in the accompanying condensed consolidated statement of operations. Accrued severance related costs were approximately $134,000 at September 30, 2011 and are included within accrued expenses on the accompanying condensed consolidated balance sheet.

The restructuring charges and their utilization are summarized as follows:

($ in thousands)	Liability Balance at Beginning of Period	Restructuring Charges	Utilized	Liability Balance at End of Period
Balance at December 31, 2010	$369	$—	$—	$369
One-time termination benefits	—	238	(473)	(235)
Other associated costs	—	—	—	—

Balance at September 30, 2011	$369	$238	$(473)	$134

($ in thousands)	Liability Balance at Beginning of Period	Restructuring Charges	Utilized	Liability Balance at End of Period
Balance at December 31, 2009	$—	$—	$—	$—
One-time termination benefits	—	2,353	(961)	1,392
Other associated costs	—	1,005	(314)	691

Balance at September 30, 2010	$—	$3,358	$(1,275)	$2,083

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(Unaudited)

The Company expects to pay the remaining $134,000 within the next six months.

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

The parties have filed their briefs in the Appeal and the case is awaiting decision by the appellate court. Oral arguments were heard in July 2011. On October 19, 2011 the fourth District Court of Appeals reversed the trial court’s dismissal of the complaint and directed the trial court to proceed with the case. Bankrate has 15 days to file a motion for rehearing. We will continue to vigorously defend the Appeal and the requests of the LF Letter. We cannot presently estimate the amount of loss, if any, that would result from an adverse resolution of this matter.

On March 9, 2011, LF filed a civil action against the Company styled: Lower Fees, Inc., Plaintiff, vs. Bankrate, Inc., Defendant, in the Circuit Court of the Fifteen Judicial Circuit in and for Palm Beach County (the “New LF Lawsuit”). In the New LF Lawsuit, LF alleges that the Company breached a duty of good faith to operate a website transferred under the Asset Purchase Agreement to generate revenues that would have resulted in the Company having to pay LF certain earn-out payments under the Asset Purchase Agreement. The New LF Lawsuit is in its very early stages. LF seeks relief in the form of unspecified damages suffered, pre-judgment interest, attorneys’ fees, and costs. The Company will vigorously defend the New Lawsuit and currently intends to file a motion to dismiss the New LF Lawsuit. The motion for summary judgment was heard in July 2011 and the Company is awaiting a ruling from the court. We cannot presently estimate the amount of loss, if any, that would result from an adverse resolution of this matter.

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

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(Unaudited)

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

Trouve Lawsuit

On June 24, 2011, a civil action against Trouve Media, Inc. (“Trouve”) was filed in the Superior Court of California. The lawsuit alleges that Trouve sent unlawful unsolicited commercial email messages in violation of California business and professional code. The lawsuit is in its very early stages and Bankrate intends to vigorously defend the lawsuit. The Company cannot presently estimate the amount of loss, if any, that would result from an adverse resolution of this matter.

Other Commitments

We have executed employment agreements with 16 senior executives, including Bankrate’s President and Chief Executive Officer. Three of the executives’ employment contracts were modified as a result of the Acquisition. Each employment agreement provides for a minimum annual base salary, an annual bonus contingent on our achieving certain performance criteria, and severance provisions ranging from six months to one year’s annual base salary. Under the terms of the employment agreements, the individuals are entitled to receive minimum severance amounts of $3.1 million in the aggregate.

NOTE 6 – NOTE PAYABLE TO RELATED PARTIES, EQUITY TRANSACTIONS and 2011 MERGER

At December 31, 2009, long-term debt consisted of $222.0 million of an inter-company note payable to Holdings (“Intercompany Note”). The Intercompany Note had a maturity date of August 24, 2014. Interest on the Intercompany Note accrued daily on the outstanding principal amount at 14.15% and was payable semi-annually on June 30 and December 31 in cash interest, payment-in-kind (“PIK”) interest (which is added to the loan principal balance) or in any combination of cash interest and PIK interest, at the option of the Company. There was no interest expense for the three and nine months ended September 30, 2011. Interest expense was approximately $1.1 million and $17.3 million during the three and nine months ended September 30, 2010.

In addition, Holdings had a long-term debt of $222.0 million to the equity owners of Ben Holding S.à r.l., the majority owner of Holdings, and certain members of the Company’s management, which was borrowed to provide funding for the Acquisition (“Shareholder Notes”). The notes payable to the Apax VII Funds were issued on August 24, 2009, and the notes payable to certain senior executives and former board members of Bankrate were issued on September 25, 2009. The Shareholder Notes had maturity dates of August 24, 2014. Interest on the Shareholder Notes accrued daily on the outstanding principal amount at 11.75% and are

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(Unaudited)

payable semi-annually on June 30 and December 31 in cash. Additional interest on these notes accrued daily on the outstanding principal amount at 2.25% and was payable semi-annually on June 30 and December 31 as cash interest, payments-in-kind (“PIK”) interest or in any combination of cash interest or PIK interest. There was no interest expense for the three and nine months ended September 30, 2011. Interest expense was approximately $1.2 million and $17.2 million for the three and nine months ended September 30, 2010, respectively.

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

On June 21, 2011, Holdings merged with and into the Company with the Company surviving the merger and emerging with a new capital structure (“2011 Merger”). In connection with the 2011 Merger, the Company had an internal recapitalization whereby the Company’s 244,706 shares of preferred stock, 4,129,611 shares of common stock and 7,202 shares of restricted stock outstanding were cancelled (other than the restricted stock) and 87,500,000 shares of common stock issued and outstanding including 120,135 shares of restricted stock resulting from the conversion of restricted stock outstanding immediately prior the 2011 Merger. The surviving corporation in the Merger retained the name “Bankrate, Inc.” The 2011 Merger was accounted for as a common control merger and in a manner similar to a pooling of interests. Accordingly, Holdings and Bankrate were consolidated retroactively to the earliest period presented, using the historical cost basis of each entity. In addition, the Recapitalization has been reflected in these consolidated financial statements as a 21.16 for 1.00 stock split of the Company’s issued and outstanding common stock. The common stock, per common share, and increase in authorized share amounts in these condensed consolidated financial statements and notes to condensed consolidated financial statements have been presented to retroactively reflect this transaction to the earliest period presented.

NOTE 7 – DEBT

Senior Secured Notes

On July 13, 2010, the Company issued $300.0 million aggregate principal amount of 11  3/4% Senior Secured Notes (“Senior Secured Notes”) due July 15, 2015 at an offering price of 99.077% with an original issue discount of $2.8 million. Interest on the Senior Secured Notes accrue daily on the outstanding principal amount at 11  3/4 % and is payable semi-annually, in arrears, on July 15 and January 15, beginning on January 15, 2011, in cash. The net proceeds of approximately $286.9 million were used to fund the acquisitions of NetQuote and CreditCards, pay related fees and expenses and for general corporate purposes. On or after July 15, 2013, the Company may redeem some or all of the Senior Secured Notes at a premium that will decrease over time as set forth in our Indenture, dated as of July 13, 2010, governing its 11  3/4% Senior Secured Notes due 2015 (the “Indenture”). Additionally, if the

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(Unaudited)

Company experiences a change of control, the holders of the Senior Secured Notes have the right to require the Company to purchase the Senior Secured Notes at a price in cash equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of purchase. The indenture governing the Senior Secured Notes contains other restrictions and limitations. The Senior Secured Notes are collateralized by all of the Company’s assets subject to certain excluded properties and have no financial covenant requirements.

On June 30, 2011, in accordance with the terms of the Indenture, the Company used approximately $123.0 million of the proceeds from the Initial Public Offering to redeem $105.0 million aggregate principal amount of the outstanding Senior Secured Notes (the “Notes Redemption”) and to pay interest accrued in the amount of $5.7 million on the portion of the outstanding Senior Secured Notes up to but not including the date of redemption plus the redemption premium. As a result of the Notes Redemption, the Company incurred charges of approximately $16.6 million, including charges of approximately $828,000 and $3.5 million for the write-off of unamortized original issue discount and deferred financing cost, respectively, and $12.3 million for the redemption fee. These charges are recorded within loss on redemption of Notes for the nine months ended September 30, 2011 on the accompanying unaudited condensed consolidated statements of operations.

On August 1, 2011, the Company completed an exchange offer pursuant to which all of the Senior Secured Notes, which were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), were exchanged for a new issue of substantially identical notes registered under the Securities Act.

The Company had a balance of approximately $193.5 million and $297.4 million in Senior Secured Notes, net of amortization, as of September 30, 2011 and December 31, 2010, respectively recorded on the accompanying unaudited condensed consolidated balance sheet.

During the three and nine months ended September 30, 2011, the Company amortized $74,000 and $289,000 of original issue discount which is included within interest expense on the accompanying condensed consolidated statement of operations. At September 30, 2011, the Company had approximately $1.5 million in original issue discounts remaining to be amortized.

For the three months ended September 30, 2011 and 2010, interest expense related to the Senior Secured Notes was $6.1 million and $8.1 million, respectively. For the nine months ended September 30, 2011 and 2010, interest expense related to the Senior Secured Notes was $25.4 million and $8.1 million, respectively.

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

At the Company’s election, the interest rate per annum applicable to the loans under the revolving credit facilities is based on a fluctuating rate of interest determined by reference to either (i) a base rate determined by reference to the higher of (a) the prime rate quoted in the print edition of The Wall Street Journal, Money Rates Section as the prime rate and (b) the federal funds effective rate plus 0.50%, plus an applicable margin equal to 2.00%, or (ii) a Eurodollar rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin equal to 3.00%; provided, however, that at any time less than $20,000,000 in aggregate principal amount of loans are drawn under the tranche A credit facility, the applicable margin with respect to loans under the tranche B credit facility at the base rate will be 2.25% and the applicable margin with respect to loans under the tranche B credit facility at the Eurodollar rate will be 3.25%.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(Unaudited)

Interest accrues daily and is payable in arrears for both base rate and Eurodollar loans. For base rate loans, interest is payable on the last business day of March, June, September and December. For Eurodollar loans interest is payable on electable periods of one, two, three or six months (or, if each affected lender so agrees, nine or twelve months). As of September 30, 2011, the Company had $100.0 million available for borrowing under the revolving credit facilities and there were no amounts outstanding, nor did the Company incur any interest during the three or nine months ended September 30, 2011.

The Revolving Credit Facilities agreement contains customary financial and other covenants, including maximum consolidated leverage ratio of 4.50:1.00 and in certain instances 4.25:1.00. In addition, the Company is subject to covenants limiting incurrence of debt, liens on properties, investments, loans and advances, mergers and consolidations, asset sales, dividends and transactions with affiliates. The Company was in compliance with all required covenants as of September 30, 2011.

NOTE 8 – ACQUISITIONS

Fiscal Year 2011

During the nine months ended September 30, 2011, the Company acquired certain entities for an aggregate purchase price of $25.5 million in cash. Additionally, the Company paid $576,000 in relation to contingent consideration for previously acquired entities. These entities are individually and in the aggregate immaterial to the Company’s net assets and operations, were accounted for as purchases and are included in the Company’s condensed consolidated results from the acquisition date.

The Company recorded $9.0 million in goodwill and $19.7 million in intangible assets related to these acquisitions consisting of agent relationships for $2.3 million, developed technologies for $1.4 million and internet domain names for $16.0 million. We expect goodwill will be deductible for income tax purposes.

Fiscal Year 2010

Acquisition of NetQuote.com

On July 13, 2010, the Company completed the stock acquisition of NetQuote Holdings, Inc. (“NetQuote”), a Delaware corporation, for $202.8 million in cash, net of cash acquired and net of NetQuote’s debt and transaction costs. NetQuote, based in Denver, Colorado, operates websites that offer consumers competitive insurance rates for auto, home, life, and health. The Company paid $191.8 million, net of cash acquired, and $11 million was placed in escrow to satisfy certain indemnification obligations of NetQuote’s shareholders. As of September 30, 2011, no escrow payments have been made.

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

The following table presents the January 1, 2011 estimated fair value of assets acquired and liabilities assumed at acquisition date, measurement period adjustments during the nine months ended September 30, 2011 and the final adjusted acquisition date fair values as of September 30, 2011.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(Unaudited)

($ in thousands)	Acquisition Date Estimated Fair Value	Measurement Period Adjustments	Adjusted Acquisition Date Estimated Fair Value
Current assets, net of cash acquired	$9,323	$—	$9,323
Property and equipment, net	3,070	—	3,070
Intangible assets	92,000	—	92,000
Goodwill	133,184	205	133,389
Other noncurrent assets	82	—	82
Current liabilities	(10,386)	445	(9,941)
Deferred tax liability	(18,294)	(650)	(18,944)
Other noncurrent liabilities	(6,184)	—	(6,184)

Preliminary purchase price	$202,795	$—	$202,795

The measurement period adjustments relate to current liabilities, goodwill and other noncurrent liabilities and are due to a change in the valuation of receivables and deferred tax liabilities.

The Company has adjusted the provisional amounts at December 31, 2010 that were recognized at the acquisition dates to reflect new information obtained about facts and circumstances that existed as of the acquisition dates that, if known, would have affected the measurement of the amounts recognized as of those dates. Such adjustments resulted in a net increase of $205,000 in goodwill, a decrease of $445,000 to accrued expenses and an increase to deferred income tax liability of $650,000. These amounts were not retrospectively adjusted as of December 31, 2010 as the amounts were not deemed material. The fair values of assets acquired and liabilities assumed were finalized as of June 30, 2011.

The valuations used to determine the fair value of the intangible assets and the resulting goodwill in the purchase price allocation principally use the discounted cash flow methodology and were made concurrent with the effective date of the acquisition. The weighted average amortization periods for intangible assets recorded in the acquisition are as follows:

Years
Trademarks and URLs	15.0
Customer relationships	8.3
Developed technologies	3.0

Acquisition of CreditCards.com

On August 6, 2010, the Company completed the stock acquisition of CreditCards.com, Inc. (“CreditCards”), a Delaware corporation, for $143.1 million in cash, net of cash acquired and net of CreditCards’ debt and transaction costs. CreditCards, based in Austin, Texas, operates websites that offer consumers information on credit cards. The Company paid $135.8 million, net of cash acquired, and $7.3 million was placed in escrow to satisfy certain indemnification obligations of CreditCards’ shareholders. As of September 30, 2011, no escrow payments have been made.

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

The following table presents the January 1, 2011 estimated fair value of assets acquired and liabilities assumed at acquisition date, measurement period adjustments and the final adjusted acquisition date fair values.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(Unaudited)

($ in thousands)	Acquisition Date Estimated Fair Value	Measurement Period Adjustments	Adjusted Acquisition Date Estimated Fair Value
Current assets, net of cash acquired	$10,445	$—	$10,445
Property and equipment, net	571	—	571
Intangible assets	71,900	(4,100)	67,800
Goodwill	75,795	5,400	81,195
Other noncurrent assets	59	—	59
Current liabilities	(7,676)	292	(7,384)
Deferred tax liability	(6,584)	(1,592)	(8,176)
Other noncurrent liabilities	(1,446)	—	(1,446)

Preliminary purchase price	$143,064	$—	$143,064

The measurement period adjustments relate to goodwill and intangible assets, other noncurrent assets and current liabilities and are due to changes in working capital and changes in the valuation of deferred tax liabilities.

The Company has adjusted the provisional amounts at December 31, 2010 that were recognized at the acquisition dates to reflect new information obtained about facts and circumstances that existed as of the acquisition dates that, if known, would have affected the measurement of the amounts recognized as of those dates. Such adjustments resulted in a decrease of $4.1 million to intangible assets, an increase of $5.4 million in goodwill, a decrease of $292,000 to accrued expenses and an increase to deferred income tax liability of $1.6 million. These amounts were not retrospectively adjusted as of December 31, 2010 as the amounts were not deemed material. The fair values of assets acquired and liabilities assumed were finalized as of June 30, 2011.

The valuations used to determine the fair value of the intangible assets and the resulting goodwill in the purchase price allocation principally use the discounted cash flow methodology and were made concurrent with the effective date of the acquisition. The weighted average amortization periods for intangible assets recorded in the acquisition are as follows:

Years
Trademarks and URLs	20.0
Customer relationships	8.0
Developed technologies	3.0

Other Acquisitions

During the year ended December 31, 2010, the Company acquired certain entities for an aggregate purchase price of $11.8 million in cash. These entities are individually and in the aggregate immaterial to the Company’s net assets and operations, were accounted for as purchases and are included in the Company’s condensed consolidated results from the acquisition date.

The Company recorded $640,000 in goodwill and $11.2 million in intangible assets related to the acqusitions consisting of domain names for $10.5 million, customer relationships for $590,000 and affiliate network relationship for $90,000. We expect goodwill will be deductible for income tax purposes.

Pro Forma Data

The following unaudited pro forma data summarizes the results of operations for the periods presented as if the acquisitions of NetQuote and CreditCards had been completed on January 1, 2010. The pro forma data give effect to the actual operating results prior to the acquisitions and adjustments to revenue of $323,000, cost of revenue of $323,000, stock based compensation expense of $2.2 million, depreciation and intangible assets amortization of $4.4 million, interest expense of $666,000, and income taxes of $1.4 million for the three months ended September 30, 2010. The pro forma data give effect to the actual operating results prior to the acquisitions and adjustments to revenue of $4.0 million, cost of revenue of $4.0 million, depreciation and intangible assets amortization of $8.6 million, interest expense of $2.6 million, and income taxes of $2.3 million for the nine months ended September 30, 2010. The pro forma data does not give effect to transaction costs related to the acquisitions. These pro forma amounts are not

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(Unaudited)

intended to be indicative of the results that would have been actually reported if the acquisitions of NetQuote and CreditCards had occurred on January 1, 2010 or that may be reported in the future.

	Three months ended	Nine months ended
(In thousands )	September 30, 2010	September 30, 2010

Total revenue	$78,690	$223,524

Loss from operations	$(10,602)	$(712)

Net loss	$(13,572)	$(18,820)

Basic and diluted net loss per share:
Basic and Diluted	$(.10)	$(.29)

NOTE 9 – RELATED PARTY TRANSACTIONS

We previously were party to a material event investment advisory agreement with Apax Partners, L.P. At the closing of the Acquisition on September 25, 2009, we paid a one-time $15.3 million fee to Apax Partners, L.P. In addition, there is a 30 basis point material event investment advisory services fee (“Advisory Fee”) in an annual amount equal to the equity investment amount payable to Apax Partners, L.P. There was no Advisory Fee for the three months ended September 30, 2011. The Advisory Fee was $389,000 for the three months ended September 30, 2010, $883,000 and $1.2 million for the nine months ended September 30, 2011 and 2010, respectively and have been recorded in acquisition, offering and related costs and related party fees. In addition, as a part of the material event investment advisory agreement, during the nine months ended September 30, 2011, we incurred costs associated with the IPO and S-4 registration statement in relation to our exchange offer, which included $34.7 million to Apax Partners, L.P. for termination of monitoring fees, merger and acquisition advisory services, IPO services for secondary shares, exchange offer advisory services, and other services provided to Bankrate’s management. The payment to APAX has been recorded in the following manner: $30.0 million as a part of acquisition, offering and related expenses and related party fees, $3.8 million netted against IPO proceeds and $917,000 to deferred loan fees.

We also paid no amount to certain senior executives and certain current and former board members of Bankrate during the three months ended September 30, 2011 but paid $418,000 for the three months ended September 30, 2010, respectively, and $63,000 and $1.8 million during the nine months ended September 30, 2011 and 2010 respectively, which were recorded in acquisition, offering and related expenses and related party fees. In addition, during the nine months ended September 30, 2011, the Company paid approximately $3.1 million to certain senior executives and certain current and former board members of Bankrate as a result of the consummation of the IPO. This amount is also recorded in acquisition, offering and related expenses and related party fees on the accompanying condensed consolidated statement of operations.

In connection with its corporate insurance the Company used HUB International, a portfolio company of funds advised by Apax Partners L.P. We paid HUB International approximately $15,000 and $141,000 in insurance brokerage fees during the three and nine months ended September 30, 2011, respectively, and $16,000 and $28,000 during the three and nine months ended September 30, 2010, respectively.

During the year ended December 31, 2010, the Company leased office space in Memphis, Tennessee from Robert Langdon, a former employee and Scott Langdon, a current employee. The lease terminated on December 31, 2010. During the three and nine months ended September 30, 2010, the Company incurred $32,000 and $95,000, respectively in rent expense.

NOTE 10 – SUBSEQUENT EVENTS

On October 10, 2011, the Company entered into an Asset Purchase Agreement (“APA”) with InsWeb Corporation (“InsWeb”) that provides for the purchase of substantially all of the assets relating to the insurance lead generation and marketing business (“Assets”).

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(Unaudited)

Under the terms of the Asset Purchase Agreement, Bankrate has agreed to pay $65.0 million in cash for the Assets, subject to certain adjustments, and to assume certain liabilities of InsWeb. The transaction is expected to close by the end of 2011. The APA includes customary termination provisions, including that either Bankrate or InsWeb may terminate the APA if the other party has materially breached any representation, warranty or covenant contained in the Asset Purchase Agreement and failed to cure such breach, if our stockholders do not approve the transaction, or if the closing has not occurred within six months from the signing. If the APA is terminated under certain circumstances, InsWeb will be required to pay a termination fee of $2.5 million to Bankrate. The transaction is subject to various closing conditions, including the receipt of regulatory approvals and the approval of InsWeb’s stockholders. The transaction is not subject to a financing condition.

NOTE 11 – CONDENSED CONSOLIDATING FINANCIAL STATEMENT INFORMATION

On July 13, 2010, the Company completed an offering of $300 million of 11 3/4% Senior Secured Notes due on July 15, 2015 at an offering price of 99.077%. The Senior Secured Notes were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act or to non-U.S. buyers in accordance with Regulation S under the Securities Act. In connection with the sale of the Senior Secured Notes, the Company entered into a Registration Rights Agreement with the initial purchasers of the Original Notes party thereto, pursuant to which the Company and its Subsidiary Guarantors (as defined below) agreed to file a registration statement with respect to an offer to exchange the Senior Secured Notes for a new issue of substantially identical notes registered under the Securities Act (the “Exchange Notes”). On June 30, 2011, the Company’s Form S-4 Registration Statement for the Exchange Notes filed with the Securities and Exchange Commission became effective, and all of the Original Notes were exchanged for Exchange Notes on August 1, 2011. The Exchange Notes are fully and unconditionally guaranteed on a joint and several senior secured basis by the Company and certain of its wholly-owned domestic subsidiaries (the “Subsidiary Guarantors”).

The following condensed consolidating financial information, which has been prepared in accordance with the requirements for presentation of Rule 3-10(f) of Regulation S-X promulgated under the Securities Act, presents the condensed consolidating financial information separately for:

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

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(Unaudited)

Bankrate, Inc. and Subsidiaries

Condensed Consolidating Balance Sheets

As of September 30, 2011

($ In thousands)

	Bankrate, Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Cash and cash equivalents	$57,526	$5,207	$1,756	$—	$64,489
Accounts receivable, net of allowance for doubtful accounts	33,448	33,849	1,908	—	69,205
Deferred income taxes	14,768	1,554	4	—	16,326
Prepaid expenses and other current assets	10,192	709	20	—	10,921

Total current assets	115,934	41,319	3,688	—	160,941

Furniture, fixtures and equipment, net of accumulated depreciation	5,592	3,312	417	—	9,321
Intangible assets, net of accumulated amortization	212,174	135,602	4,523	—	352,299
Goodwill	359,160	214,585	—	—	573,745
Other assets	1,440	9,251	—	—	10,691
Investment in subsidiary and inter-company	172,501	195,314	—	(367,815)	—

Total assets	$866,801	$599,383	$8,628	$(367,815)	$1,106,997

Liabilities and Stockholders’ Equity

Liabilities
Accounts payable	$4,713	$3,159	$64	$—	$7,936
Accrued expenses	16,047	3,451	641	—	20,139
Deferred revenue and customer deposits	1,917	702	43	—	2,662
Accrued interest	—	4,859	—	—	4,859
Other current liabilities	3,465	—	12	—	3,477

Total current liabilities	26,142	12,171	760	—	39,073

Deferred income taxes	49,860	32,420	1,266	—	83,546
Senior secured notes, net of unamoritzed discount	—	193,537	—	—	193,537
Other liabilities	18,907	42	—	—	18,949

Total liabilities	94,909	238,170	2,026	—	335,105

Commitment and contingencies (Note 5)

Stockholders’ equity
Total stockholders’ equity	771,892	361,213	6,602	(367,815)	771,892

Total liabilities and stockholders’ equity	$866,801	$599,383	$8,628	$(367,815)	$1,106,997

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(Unaudited)

Bankrate, Inc. and Subsidiaries

Condensed Consolidating Balance Sheets

As of December 31, 2010

($ In thousands)

	Bankrate, Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Cash and cash equivalents	$109,323	$5,014	$1,293	$—	$115,630
Accounts receivable, net of allowance for doubtful accounts	20,872	22,535	1,734	(2,410)	42,731
Deferred income taxes	14,768	1,554	4	—	16,326
Prepaid expenses and other current assets	(10,073)	20,507	(4,945)	—	5,489

Total current assets	134,890	49,610	(1,914)	(2,410)	180,176

Furniture, fixtures and equipment, net of accumulated depreciation	2,991	2,967	363	—	6,321
Intangible assets, net of accumulated amortization	209,844	152,723	3,178	—	365,745
Goodwill	350,189	208,979	—	—	559,168
Other assets	2,424	11,793	—	—	14,217
Investment in subsidiary	66,151	285,653	—	(351,804)	—

Total assets	$766,489	$711,725	$1,627	$(354,214)	$1,125,627

Liabilities and Stockholders’ Equity

Liabilities
Accounts payable	$6,678	$6,877	$420	$(2,410)	$11,565
Accrued expenses	10,889	5,946	308	—	17,143
Deferred revenue and customer deposits	3,773	2,519	143	—	6,435
Payable to dissenting stockholders	56,698	—	—	—	56,698
Accrued interest	—	16,393	—	—	16,393
Other current liabilities	6,790	—	11	—	6,801

Total current liabilities	84,828	31,735	882	(2,410)	115,035

Deferred income taxes	49,860	30,179	1,266	—	81,305
Note payable to Parent	—	—	—	—	—
Senior secured notes, net of unamoritzed discount	—	297,417	—	—	297,417
Other liabilities	5,745	69	—	—	5,814

Total liabilities	140,433	359,400	2,148	(2,410)	499,571
Total stockholders’ equity	626,056	352,325	(521)	(351,804)	626,056

Total liabilities and stockholders’ equity	$766,489	$711,725	$1,627	$(354,214)	$1,125,627

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(Unaudited)

Bankrate, Inc. and Subsidiaries

Condensed Consolidating Statements of Operations

For the three months ended September 30, 2011

($ in thousands)

	Bankrate, Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiary	Eliminations	Consolidated
Revenue	$73,577	$54,564	$2,130	$(17,367)	$112,904
Cost of revenue (excludes depreciation and amortization)	34,291	21,109	11	(17,367)	38,044

Gross margin	39,286	33,455	2,119	—	74,860

Operating expenses:
Sales	2,052	1,606	2	—	3,660
Marketing	11,911	10,279	1,776	—	23,966
Product development	1,621	1,984	3	—	3,608
General and administrative	6,411	3,388	307	—	10,106
Acquisition, offering and related expenses and related party fees	1,163	—	—	—	1,163
Restructuring charges	—	—	—	—	—
Depreciation and amortization	6,100	4,617	182	—	10,899

	29,258	21,874	2,270	—	53,402

Income (loss) from operations	10,028	11,581	(151)	—	21,458

Interest expense, net	(189)	(6,158)	(172)	—	(6,519)
Earnings (loss) in equity investments, net of tax	3,059	(118)	—	(2,941)	—

Other income (expenses)	2,870	(6,276)	(172)	(2,941)	(6,519)

Income (loss) before income taxes	12,898	5,305	(323)	(2,941)	14,939
Income tax expense	5,766	2,041	—	—	7,807

Net income (loss)	$7,132	$3,264	$(323)	$(2,941)	$7,132

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(Unaudited)

Bankrate, Inc. and Subsidiaries

Condensed Consolidating Statements of Operations

For the three months ended September 30, 2010

($ in thousands)

	Bankrate, Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiary	Eliminations	Consolidated
Revenue	$41,299	$29,241	$1,402	$(1,326)	$70,616
Cost of revenue (excludes depreciation and amortization)	15,604	13,511	24	(1,326)	27,813

Gross margin	25,695	15,730	1,378	—	42,803

Operating expenses:
Sales	1,744	557	—	—	2,301
Marketing	3,412	3,381	1,104	—	7,897
Product development	1,629	1,130	2	—	2,761
General and administrative	4,135	2,138	271	—	6,544
Legal settlements	141	—	—	—	141
Acquisition, offering and related expenses and related party fees	13,099	—	—	—	13,099
Restructuring charges	1,709	989	—	—	2,698
Depreciation and amortization	7,240	3,616	334	—	11,190

	33,109	11,811	1,711	—	46,631

(Loss) income from operations	(7,414)	3,919	(333)	—	(3,828)

Interest expense, net	(9,879)	(409)	(104)	—	(10,392)
(Loss) earnings in equity investments, net of tax	1,596	(266)	—	(1,330)	—

Other (expenses) income	(8,283)	(675)	(104)	(1,330)	(10,392)

(Loss) income before income taxes	(15,697)	3,244	(437)	(1,330)	(14,220)
Income tax expense (benefit)	(7,955)	1,477	—	—	(6,478)

Net (loss) income	$(7,742)	$1,767	$(437)	$(1,330)	$(7,742)

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(Unaudited)

Bankrate, Inc. and Subsidiaries

Condensed Consolidating Statements of Operations

For the nine months ended September 30, 2011

($ in thousands)

	Bankrate, Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiary	Eliminations	Consolidated
Revenue	$194,727	$148,458	$6,299	$(39,053)	$310,431
Cost of revenue (excludes depreciation and amortization)	91,774	58,457	51	(39,053)	111,229

Gross margin	102,953	90,001	6,248	—	199,202

Operating expenses:
Sales	5,255	4,442	4	—	9,701
Marketing	27,791	26,485	5,341	—	59,617
Product development	4,626	6,036	(97)	—	10,565
General and administrative	14,894	9,431	992	—	25,317
Acquisition, offering and related expenses and related party fees	40,857	—	—	—	40,857
Restructuring charges	—	238	—	—	238
Depreciation and amortization	18,183	14,203	180	—	32,566

	111,606	60,835	6,420	—	178,861

(Loss) income from operations	(8,653)	29,166	(172)	—	20,341

Interest expense, net	(193)	(24,737)	(509)	—	(25,439)
Loss on redemption of senior secured notes	—	(16,629)	—	—	(16,629)
(Loss) earnings in equity investments, net of tax	(8,074)	(33)	—	8,107	—

Other (expenses) income	(8,267)	(41,399)	(509)	8,107	(42,068)

(Loss) income before income taxes	(16,920)	(12,233)	(681)	8,107	(21,727)
Income tax expense (benefit)	10,547	(4,807)	—	—	5,740

Net (loss) income	$(27,467)	$(7,426)	$(681)	$8,107	$(27,467)

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(Unaudited)

Bankrate, Inc. and Subsidiaries

Condensed Consolidating Statements of Operations

For the nine months ended September 30, 2010

($ in thousands)

	Bankrate, Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiary	Eliminations	Consolidated
Revenue	$113,969	$29,241	$1,449	$(1,326)	$143,333
Cost of revenue (excludes depreciation and amortization)	44,298	13,511	24	(1,326)	56,507

Gross margin	69,671	15,730	1,425	—	86,826

Operating expenses:
Sales	5,698	557	—	—	6,255
Marketing	9,281	3,381	1,121	—	13,783
Product development	5,148	1,130	2	—	6,280
General and administrative	12,909	2,138	624	—	15,671
Legal settlements	141	—	—	—	141
Acquisition, offering and related expenses and related party fees	16,139	—	—	—	16,139
Restructuring charges	2,371	987	—	—	3,358
Depreciation and amortization	21,562	3,618	394	—	25,574

	73,249	11,811	2,141	—	87,201

(Loss) income from operations	(3,578)	3,919	(716)	—	(375)

Interest expense, net	(27,729)	(409)	(104)	—	(28,242)
(Loss) earnings in equity investments, net of tax	1,213	(266)	—	(947)	—

Other (expenses) income	(26,516)	(675)	(104)	(947)	(28,242)

(Loss) income before income taxes	(30,094)	3,244	(820)	(947)	(28,617)
Income tax expense (benefit)	(13,451)	1,477	—	—	(11,974)

Net (loss) income	$(16,643)	$1,767	$(820)	$(947)	$(16,643)

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(Unaudited)

Bankrate Inc., and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the nine months ended September 30, 2011

($ in thousands)

	Bankrate, Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiary	Consolidated
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(10,819)	$2,251	$820	$(7,748)
Cash flows from investing activities
Purchases of furniture, fixtures and equipment and capitalized website development costs	(2,743)	(2,058)	(191)	(4,992)
Cash used in business acquisitions, net	(26,440)	—	—	(26,440)
Restricted cash	(576)	—	—	(576)
Cash paid for acquisition earnouts and contingent liabilities	2	—	—	2

Net cash used in investing activities	(29,757)	(2,058)	(191)	(32,006)
Cash flows from financing activities
Deferred financing costs	(2,950)	—	—	(2,950)
Repurchase of senior secured notes	(117,337)	—	—	(117,337)
Proceeds from issuance of preferred and common stock, net of costs	170,319	—	—	170,319
Payments to dissenting stockholders	(61,253)	—	—	(61,253)

Net cash used in financing activities	(11,221)	—	—	(11,221)

Effect of exchange rate on cash and cash equivalents	—	—	(166)	(166)

Net (decrease) increase in cash	(51,797)	193	463	(51,141)
Cash - beginning of period	109,323	5,014	1,293	115,630

Cash - end of period	$57,526	$5,207	$1,756	$64,489

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(Unaudited)

Bankrate Inc., and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the nine months ended September 30, 2010

($ in thousands)

	Bankrate, Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiary	Consolidated
Cash flows from operating activities
Net cash (used in) provided by operating activities	$3,765	$(4,222)	$2,744	$2,287
Cash flows from investing activities
Purchases of furniture, fixtures and equipment and capitalized website development costs	(2,914)	(406)	(157)	(3,477)
Cash used in business acquisitions, net	(352,141)	—	—	(352,141)
Restricted cash	2	—	—	2
Cash paid for acquisition earnouts and contingent liabilities	(13,583)	—	—	(13,583)

Net cash used in investing activities	(368,636)	(406)	(157)	(369,199)
Cash flows from financing activities
Proceeds from issuance of senior secured notes	297,231	—	—	297,231
Deferred financing costs	(11,578)	—	—	(11,578)
Proceeds from issuance of stockholder debt	40	—	—	40
Proceeds from issuance of preferred and common stock, net of costs	99,471	—	—	99,471

Net cash provided by financing activities	385,164	—	—	385,164

Effect of exchange rate on cash and cash equivalents	—	—	(215)	(215)

Net (decrease) increase in cash	20,293	(4,628)	2,372	18,037
Cash - beginning of period	69,262	7,216	1,212	77,690

Cash - end of period	$89,555	$2,588	$3,584	$95,727

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We generate revenue through the sale of leads in the mortgage, credit card and insurance vertical categories. Through Bankrate Select we sell leads to mortgage lenders. Through Nationwide Card Services, CreditCardGuide.com , and CreditCards.com, we sell leads to credit card issuers. Through InsureMe.com and NetQuote, we sell leads to insurance agents and insurance carriers. We generate revenue on a per-lead basis based on the actual number of qualified insurance leads generated, and on a per-action basis for credit card applications (i.e., upon approval or completion of an application). Leads are generated not only organically within the Bankrate network of websites, but also through our various affiliate networks, via co-brands, and through display advertisements. We sell to advertisers targeting a specific audience in a city or state and also to national advertisers targeting the entire country.

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

Lead generation, display advertisements and hyperlink listings, which we refer to as online revenue, represented approximately 98% and 97% of our revenue for the nine months ended September 30, 2011 and 2010, respectively. We also derive revenue through the sale of print advertisements and the distribution (or syndication) of our editorial content, which we refer to as print publishing and licensing revenue.

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

At our election, the interest rate per annum applicable to the loans under the revolving credit facilities is based on a fluctuating rate of interest determined by reference to either (i)a base rate determined by reference to the higher of (a) the prime rate quoted in the print edition of The Wall Street Journal , Money Rates Section as the prime rate and (b) the federal funds effective rate plus 0.50%, plus an applicable margin equal to 2.00%, or (ii) a Eurodollar rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin equal to 3.00%; provided, however, that at any time less than $20,000,000 in aggregate principal amount of loans are drawn under the tranche A credit facility, the applicable margin with respect to loans under the tranche B credit facility at the base rate will be 2.25% and the applicable margin with respect to loans under the tranche B credit facility at the Eurodollar rate will be 3.25%.

Interest accrues daily and is payable in arrears for both base rate and Eurodollar loans. For base rate loans, interest is payable on the last business day of March, June, September and December. For Eurodollar loans interest is payable on electable periods of one, two, three or six months (or, if each affected lender so agrees, nine or twelve months). As of September 30, 2011, the Company had $100.0 million available for borrowing under the revolving credit facilities and there were no amounts outstanding under the revolving credit facilities, nor did the Company incur any interest during the three and nine months ended September 30, 2011.

The Revolving Credit Facilities agreement contains customary financial and other covenants, including maximum consolidated leverage ratio of 4.50:1.00 and in certain instances 4.25:1.00. In addition, the Company is subject to covenants limiting incurrence of debt, liens on properties, investments, loans and advances, mergers and consolidations, asset sales, dividends and transactions with affiliates. The Company was in compliance with all required covenants as of September 30, 2011.

Initial Public Offering

On June 22, 2011, the Company completed its initial public offering (“IPO”) whereby it and certain of its existing stockholders sold 22,994,455 shares of common stock at a public offering price of $15.00 per share, including 2,994,455 shares sold by certain of its existing stockholders upon the exercise of the underwriters’ option to purchase additional shares. The Company’s shares are traded on the New York Stock Exchange (NYSE) under the symbol “RATE.” The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-173550), which was declared effective by the SEC on June 16, 2011. Our portion of the net proceeds from the IPO was approximately $170.3 million after deducting underwriting discounts of $11.3 million and offering costs of $5.9 million. In addition, during the nine months ended September 30, 2011, we incurred costs associated with the IPO and S-4 registration statement in relation to our exchange offer, which included $34.7 million to Apax Partners, L.P. for termination of monitoring fees, merger and acquisition advisory services, IPO services for secondary shares, exchange offer advisory services, and other services provided to Bankrate’s management. The payment to APAX has been recorded in the following manner; $30.0 million as a part of acquisition, offering and related expenses and related party fees, $3.8 million netted against IPO proceeds and $917,000 to deferred financing costs.

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

2011 Recapitalization and Merger

On June 21, 2011, Holdings merged with and into the Company with the Company surviving the merger (“2011 Merger”). In connection with the 2011 Merger, Holdings underwent an internal recapitalization in which all preferred and common shares of Holdings were exchanged for shares of a single series of common stock of Holdings (the “Recapitalization”). As a result of the Recaptilization and 2011 Merger, all preferred and common shares (other than restricted shares) of the Company were cancelled and all shares of common stock of Holdings were converted into common shares of the Company. Immediately following the Recapitalization and 2011 Merger, the Company had 87,500,000 shares of common stock issued and outstanding, including 120,135 shares of restricted stock. The surviving corporation in the 2011 Merger retained the name “Bankrate, Inc.” The 2011 Merger was accounted for as a common control merger and in a manner similar to a pooling of interests. Accordingly, Holdings and Bankrate were consolidated retroactively to the earliest period presented, using the historical cost basis of each entity. In addition, the Recapitalization has been reflected in these consolidated financial statements as a 21.16 for 1.00 stock split of the Company’s issued and outstanding common stock. The common stock, per common share, and increase in authorized share amounts in these condensed consolidated financial statements and notes to condensed consolidated financial statements have been presented to retroactively reflect this transaction to the earliest period presented.

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

Senior Secured Notes

On June 30, 2011, in accordance with the terms of the Indenture, the Company used approximately $123.0 million of the proceeds from the Initial Public Offering to redeem $105.0 million aggregate principal amount of the outstanding Senior Secured Notes (the “Notes Redemption”) and to pay interest accrued in the amount of $5.7 million on the portion of the outstanding Senior Secured Notes up to but not including the date of redemption. As a result of the Notes Redemption, the Company incurred charges of approximately $16.6 million during the nine months ended Septemeber 30, 2011, including charges of approximately $828,000 and $3.5 million for the write-off of unamortized original issue discount and deferred financing cost, respectively, and $12.3 million for the redemption fee. These charges are recorded within loss on redemption of senior secured notes on the accompanying unaudited condensed consolidated statements of operations. The Company had a balance of approximately $193.5 million and $297.4 million in Senior Secured Notes, net of amortization as of September 30, 2011 and December 31, 2010, respectively on the accompanying unaudited condensed consolidated balance sheet.

On August 1, 2011, the Company completed an exchange offer pursuant to which all of the Senior Secured Notes, which were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), were exchanged for a new issue of substantially identical notes registered under the Securities Act.

During the three and nine months ended September 30, 2011, the Company amortized $74,000 and $289,000 of original issue discount included which is included within interest expense on the accompanying condensed consolidated statement of operations. At September 30, 2011, the Company had approximately $1.5 million in original issue discounts remaining to be amortized.

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

We estimated the expected term using the simplified method for all options as the Company does not have sufficient historical exercise data. The volatility assumption is based on implied stock price volatility of a peer group of publicly traded companies. The decision to use a weighted average volatility factor was based upon the relatively short period of availability of data on actively traded options on our common stock, and our assessment that implied volatility is more representative of future stock price trends than historical volatility. We based the risk-free interest rate used in the option pricing model on U.S. Treasury constant maturity issues having remaining terms similar to the expected terms of the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. All share-based payment awards are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period.

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

Key Initiatives

We are focused on several key initiatives to drive our business:

•	increasing the visitor traffic to our online network of websites;

•	optimizing the revenue of our cost-per-thousand-impressions and cost-per-click models on our online network including the integration of the new acquisitions;

•	revenue optimization associated with the new look, design and functionality of our mortgage and deposit cost-per-click;

•	enhancing search engine marketing and keyword buying to drive targeted impressions into our online network;

•	expanding our co-brand and affiliate footprint;

•	broadening the breadth and depth of the personal finance content and products that we offer on our online network;

•	containing our costs and expenses; and

•	continuing to integrate our recent acquisitions to maximize synergies and efficiencies.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement of our results have been included. Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011, for any other interim period or for any other future year.

The condensed consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by GAAP. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Prospectus filed with the Securities and Exchange Commission (“SEC”) on June 17, 2011 pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

There have been no significant changes in the Company’s accounting policies from those disclosed in its prospectus filed with the SEC on June 17, 2011.

The accompanying condensed consolidated financial statements include the accounts of Bankrate, Inc., NetQuote Holdings, Inc., NetQuote, Inc., CreditCards.com , Inc., CCRD Operating Company Inc., CreditCards.com Limited (United Kingdom), Freedom Marketing (United Kingdom), and Rate Holding Company (100% owner of Bankrate Information Consulting (Beijing) Co., Ltd.) after elimination of all intercompany accounts and transactions.

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

Marketing

Marketing expenses represent expenses associated with expanding brand awareness of our products and services to consumers and include search engine marketing expense, print and Internet advertising, marketing and promotion costs, and stock-based compensation expense.

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

Interest Expense, Net

Interest expense, net, primarily consists of expenses associated with our long-term debt, amortization of the deferred financing costs, net of interest income earned on cash and cash equivalents.

Loss on Redemption of Senior Secured Notes

Loss on redemption of senior secured notes represent additional cost incurred as a result of the redemption of a portion of the Senior Secured Notes.

Income Taxes

Income taxes consists of federal and state income taxes in the United States and taxes in certain foreign jurisdictions.

Critical Accounting Policies

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenue and expenses during the period. We base our judgments, estimates and assumptions on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. We evaluate our judgments, estimates and assumptions on a regular basis and make changes accordingly. We believe that the judgments, estimates and assumptions involved in the accounting for revenue recognition, income taxes, the allowance for doubtful accounts receivable, useful lives of intangible assets and intangible asset impairment, goodwill impairment, acquisition accounting, and contingencies have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. There have been no significant changes in our critical accounting policies or estimates during the nine months ended September 30, 2011 as compared to the critical accounting policies and estimates disclosed in management’s discussion and analysis of financial condition and results of operations included in our final prospectus dated June 17, 2011 and filed with the SEC.

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

	Three months ended September 30, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Statement of Operation Data

Revenue	100%	100%	100%	100%
Cost of revenue	34%	39%	36%	39%

Gross margin	66%	61%	64%	61%

Operating expenses:
Sales	3%	3%	3%	4%
Marketing	21%	11%	19%	10%
Product development	3%	4%	3%	4%
General and administrative	9%	9%	8%	11%
Acquisition, offering and related expenses and related party fees	1%	19%	13%	11%
Restructuring charges	0%	4%	0%	2%
Depreciation and amortization	10%	16%	10%	18%

	47%	66%	58%	61%

Income (loss) from operations	19%	-5%	7%	0%
Interest expense, net	-6%	-15%	-8%	-20%
Loss on redemption of senior secured notes	0%	0%	-5%	0%

Income before income taxes	13%	-20%	-7%	-20%
Income tax expense (benefit)	7%	(9%)	2%	(8%)

Net income (loss)	6%	-11%	-9%	-12%

Revenue

($ in thousands)	Three months ended September 30, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Online(1)	$110,937	$69,027	$304,313	$138,470
Print publishing	1,967	1,589	6,118	4,863

Total revenue	$112,904	$70,616	$310,431	$143,333

(1)	Consists of display advertising, hyperlink, and lead generation.

Cost of Revenue (excludes depreciation and amortization) and Gross Margin

($ in thousands)	Three months ended September 30, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Revenue	$112,904	$70,616	$310,431	$143,333
Cost of revenue	$38,044	$27,813	$111,229	$56,507

Gross margin	$74,860	$42,803	$199,202	$86,826

Gross margin as a percentage of revenue	66%	61%	64%	61%

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Revenue

Total revenue was $112.9 million and $70.6 million for the three months ended September 30, 2011 and 2010, respectively, representing an increase of 60% (an increase of 51.5% excluding the impact of the acquisitions completed after March 31, 2010), primarily due to a significant increase in lead generation revenue and to a lesser extent hyperlink revenue as set forth below.

Display advertising revenue increased by $210,000 for the three months ended September 30, 2011 compared to the same period in 2010, which was driven by the increase in page views ($2.4 million impact), and a decrease in cost per impressions yield per page ($2.2 million impact). In addition, the Company increased monetization of display inventory with internal lead generation widgets included in lead generation revenue.

Hyperlink revenue increased by $7.8 million for the three months ended September 30, 2011 compared to the same period in 2010, due to an increase in the number of clicks ($12.1 million impact) and a decrease in the overall rate ($4.3 million impact), as a result of the launch of our new insurance hyperlink product, which initially was offered at lower rates versus our other products. Our rates for mortgage and deposit products increased and our rates for insurance clicks have increased since we launched our new products.

Per approved lead and per application lead generation revenue combined increased by $33.9 million for the three months ended September 30, 2011 compared to the same period in 2010 due to the acquisitions completed after March 31, 2010 ($21.0 million impact), and an increase in per approved and per application lead volume ($5.3 million impact), as well as an increase in yield ($7.6 million impact). Many of our bank and insurance carrier customers are increasing their internet marketing spending to drive new customer growth.

Cost of Revenue (excludes depreciation and amortization) and Gross Margin

Cost of revenue for the three months ended September 30, 2011 of $38.0 million was $10.2 million higher than the same period in 2010. The increase primarily was due to acquisitions completed after March 31, 2010 that resulted in higher distribution payments to our online partners and affiliates of $652,000. We also incurred an additional $9.1 million in distribution payments to our online partners and affiliates as a result of higher online revenue and stock based compensation expense of $203,000. Our gross margin for the three months ended September 30, 2011 was 66%, compared to 61% for the same period in 2010, increasing primarily due to the increase in per approved lead generation revenue, which has a higher gross profit margin than per application lead generation revenue.

Operating Expenses

Sales

Sales expenses for the three months ended September 30, 2011 of $3.7 million were $1.4 million higher than the same period in 2010. The increase primarily was due to acquisitions completed after March 31, 2010 that resulted in additional compensation expense of $545,000 and additional sales commission expenses of $248,000 as compared to the same period in 2010. The Company also incurred an additional $415,000 for stock based compensation as compared to the same period in 2010.

Marketing

Marketing expenses for the three months ended September 30, 2011 of $24.0 million were $16.1 million higher than the same period in 2010. The increase primarily was due to acquisitions completed after March 31, 2010 that resulted in higher SEM and marketing expenses of $8.1 million and $5.7 million, respectively. The Company also incurred an additional $2.4 million in SEM expense to drive higher online revenue and stock based compensation expense of $222,000, during the three months ended September 30, 2011 as compared to the same period in 2010.

Product Development

Product development costs for the three months ended September 30, 2011 of $3.6 million were $848,000 higher than the same period in 2010. The increase primarily was due to acquisitions completed after March 31, 2010 that resulted in increased compensation expense of $515,000 and other product development costs of $333,000.

General and Administrative

General and administrative expenses for the three months ended September 30, 2011 of $10.1 million were $3.6 million higher than the same period in 2010. The increase primarily was due to acquisitions completed after March 31, 2010 that resulted in increased compensation expense of $331,000, bonus expense of $1.2 million and rent expense of $100,000. The Company also incurred higher bonus expense of $529,000 and stock based compensation expense of $1.2 million during the three months ended September 30, 2011 as compared to the same period in 2010.

Acquisition, Offering and Related Expenses and Related Party Fees

Acquisition, offering and related expenses and related party fees for the three months ended September 30, 2011 was $1.2 million as compared to $13.1 million for the same period in 2010. Acquisition, offering and related expenses and related party fees for the three months ended September 30, 2011 were primarily related to costs associated with the IPO and S-4 registration statement. The acquisition, offering and related expenses and related party fees for the same period in 2010 was $13.1 million primarily due to the acquisitions of NetQuote and Creditcards and the Senior Secured Notes offering transactions which closed during July and August, 2010.

Restructuring Costs

We incurred no restructuring costs during the three months ended September 30, 2011 and $2.7 million during the three months ended September 30, 2010, respectively, pursuant to our restructuring plan adopted in connection with the acquisition of NetQuote and CreditCards.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended September 30, 2011 of $10.9 million was $289,000 lower than the same period in 2010 primarily due to $1.4 million decrease in amortization expense associated with our affiliate network, which became fully amortized in 2010, partially offset by $1.1 million increase due to the full period impact of acquisitions completed after June 30, 2010.

Interest Expense, net

Interest expense, net for the three months ended September 30, 2011 primarily consists of expenses associated with the Senior Secured Notes, partially offset by de minimis interest earned on cash and cash equivalents. Interest expense, net for the three months ended September 30, 2011 was $6.5 million.

Interest expense, net for the three months ended September 30, 2010 was $10.4 million, which primarily consisted of $7.6 million for the Senior Secured Notes, $1.1 million for the loan from the Apax VII Funds to Holdings and $833,000 of amortization of deferred financing costs and original issue discount and $1.0 million for payments to dissenting stockholders in connection with the Bankrate Acquisition partially offset by de minimis interest earned on cash and cash equivalents.

Income Tax Expense (Benefit)

Our income tax expense for the three months ended September 30, 2011 of $7.8 million was $14.3 million higher than our income tax benefit of $6.5 million for the three months ended September 30, 2010. Our effective tax rate changed from approximately 46% during the three months ended September 30, 2010 to approximately 52% in the same period in 2011 due to uncertain tax positions recorded with respect to non-deductible costs incurred, changes in estimated state rates, and provision to tax return true-ups.

Nine months ended September 30, 2011 Compared to Nine months ended September 30, 2010

Revenue

Total revenue was $310.4 million and $143.3 million for the nine months ended September 30, 2011 and 2010, respectively, representing an increase of 117% (an increase of 44% excluding the impact of the acquisitions completed after March 31, 2010), primarily due to a significant increase in lead generation revenue and to a lesser extent hyperlink revenue as set forth below.

Display advertising revenue was unchanged for the nine months ended September 30, 2011 compared to the same period in 2010, which was driven by the increase in page views ($6.9 million impact), and a decrease in cost per impressions yield per page ($6.9 million impact). In addition, the Company increased monetization of display inventory with internal lead generation widgets included in lead generation revenue.

Hyperlink revenue increased by $8.9 million for the nine months ended September 30, 2011 compared to the same period in 2010, due to an increase in the number of clicks ($19.3 million impact) and a decrease in the overall rate ($10.4 million impact), as a result of the launch of our new insurance hyperlink product, which initially was at lower rates versus our other products. Our rates for mortgage and deposit products increased and our rates for insurance clicks have increased since we launched our new products.

Per approved lead and per application lead generation revenue combined increased by $157.0 million for the nine months ended September 30, 2011 compared to the same period in 2010 due to the acquisitions completed after March 31, 2010 ($117.5 million impact), and an increase in per approved and per application lead volume ($16.0 million impact), as well as an increase in yield ($23.4 million impact). Many of our bank and insurance carrier customers are increasing their internet marketing spending to drive new customer growth.

Cost of Revenue (excludes depreciation and amortization) and Gross Margin

Cost of revenue for the nine months ended September 30, 2011 of $111.2 million was $54.7 million higher than the same period in 2010. The increase primarily was due to acquisitions completed after March 31, 2010 that resulted in higher distribution payments to our online partners and affiliates of $28.8 million. We also incurred an additional $23.7 million in distribution payments to our online partners and affiliates as a result of higher online revenue and stock based compensation expense of $237,000. Our gross margin for the nine months ended September 30, 2011 was 64%, compared to 61% for the same period in 2010, increasing primarily due to the increase in per approved lead generation revenue, which has a higher gross profit margin than per application lead generation revenue.

Operating Expenses

Sales

Sales expenses for the nine months ended September 30, 2011 of $9.7 million were $3.4 million higher than the same period in 2010. The increase primarily was due to acquisitions completed after March 31, 2010 that resulted in additional compensation expense of $2.2 million and additional sales commission expenses of $666,000. The Company also incurred higher stock based compensation expenses of $484,000 as compared to the same period in 2010.

Marketing

Marketing expenses for the nine months ended September 30, 2011 of $59.6 million were $45.8 million higher than the same period in 2010. The increase primarily was due to acquisitions completed after March 31, 2010 that resulted in higher SEM and marketing expenses of $25.9 million and $13.1 million, respectively. The Company also incurred an additional $5.8 million in SEM expense to drive higher online revenue and stock based compensation expense of $259,000 during the nine months ended September 30, 2011 as compared to the same period in 2010.

Product Development

Product development costs for the nine months ended September 30, 2011 of $10.6 million were $4.3 million higher than the same period in 2010. The increase primarily was due to acquisitions completed after March 31, 2010 that resulted in increased compensation expense of $2.3 million and other product development costs of $2.0 million.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2011 of $25.3 million were $9.6 million higher than the same period in 2010. The increase primarily was due to acquisitions completed after March 31, 2010 that resulted in increased compensation expense of $2.2 million, bonus expense of $2.9 million, bad debt expense of $1.1 million, bank fees of $586,000 and rent expense of $704,000. The Company also incurred higher stock based compensation expense of $1.4 million and a reduction in bonus expense of $445,000 during the nine months ended September 30, 2011 as compared to the same period in 2010.

Acquisition, Offering and Related Expenses and Related Party Fees

Acquisition, offering and related expenses and related party fees for the nine months ended September 30, 2011 was $40.9 million as compared to $16.1 million for the same period in 2010. Acquisition, offering and related expenses and related party fees for the nine months ended September 30, 2011 were primarily related to the costs associated with the IPO, the S-4 registration statement in relation to our exchange offer, legal fees associated with settlement of the shareholder appraisal rights lawsuits in connection with the Bankrate Acquisition, and fees associated with the IRS audit of fiscal 2009, which are directly attributable to the Bankrate Acquisition. The $40.9 million acquisition, offering and related expenses and related party fees include approximately $34.7 million to Apax Partners, L.P. for termination of monitoring fees, merger and acquisition advisory services, IPO services for secondary shares, exchange offer advisory services, and other services provided to Bankrate’s management. The payment to APAX Partners L.P. has been recorded in the following manner; $30.0 million as a part of acquisition, offering and related expenses and related party fees, $3.8 million netted against IPO proceeds and $917,000 allocated to deferred financing costs. In addition, the Company incurred $3.1 million in change of control fees paid to certain senior management and current Board members. The Company also incurred $1.5 million of fees for advisory fees to shareholders, legal fees associated with the settlement of the shareholder appraisal rights lawsuits, and accounting and legal fees associated with the IRS audit of fiscal 2009. The acquisition, offering and related expenses and related party fees for the same period in 2010 were related to the acquisitions of NetQuote and Creditcards, investment fees to Apax Partners L.P. and legal fees.

Restructuring Costs

During the nine months ended September 30, 2011 and 2010 the Company incurred $238,000 and $3.4 million, respectively, pursuant to our restructuring plan adopted in connection with the acquisition of NetQuote and CreditCards. Restructuring costs represent severance-related costs incurred as a result of terminating one and fifty-six employees from Bankrate during the nine month period ended September 30, 2011 and September 30, 2010, respectively, to achieve cost synergies.

Depreciation and Amortization

Depreciation and amortization expense for the nine months ended September 30, 2011 of $32.6 million was $7.0 million higher than the same period in 2010 primarily due to the full period impact of the acquisitions completed after June 30, 2010, which resulted in significantly higher intangible asset balances and related amortization expense.

Interest Expense, net

Interest expense, net for the nine months ended September 30, 2011 was $25.4 million, which primarily consists of expenses associated with the Notes.

Interest expense, net for the nine months ended September 30, 2010 was $28.2 million, which primarily consisted of $17.3 million for the loan from Holdings to the Apax VII Funds, $7.6 million associated with the Notes and $2.8 million for dissenting stockholders from the Bankrate Acquisition.

Loss on Redemption of Senior Secured Notes

The Company incurred a loss on redemption of senior secured notes of approximately $16.6 million for the nine months ended September 30, 2011. The loss was as a result of the Company’s redemption of $105.0 million aggregate principal amount of the outstanding Notes and consisted of approximately $828,000 and $3.5 million for the write-off of unamortized original issue discount and deferred financing cost, respectively, and $12.3 million for the redemption fee. There was no loss on redemption of senior secured notes for the nine months ended September 30, 2010.

Income Tax Expense (Benefit)

Our income tax expense for the nine months ended September 30, 2011 of $5.7 million was $17.7 million higher than our income tax benefit of $12.0 million for the nine months ended September 30, 2010. Our effective tax rate changed from approximately 42% during the nine months ended September 30, 2010 to approximately 26% in the same period in 2011 due to uncertain tax positions recorded with respect to non-deductible costs incurred.

Liquidity and Capital Resources

($ in thousands)	September 30 2011	December 31 2010	Change
Cash and cash equivalents	$64,489	$115,630	$(51,141)
Working Capital	$121,868	$65,141	$56,727
Stockholders’ equity	$771,892	$626,056	$145,836

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

As of September 30, 2011, we had working capital of $121.9 million and our primary commitments were normal working capital requirements and $4.9 million in accrued interest for the Senior Secured Notes.

As of December 31, 2010, we had working capital of $65.1 million and our primary commitments were normal working capital requirements, $61.3 million in payables to dissenting stockholders and its related accrued interest payable included in other current liabilities and $16.4 million in accrued interest for the Senior Secured Notes.

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

At our election, the interest rate per annum applicable to the loans under the revolving credit facilities is based on a fluctuating rate of interest determined by reference to either (i) a base rate determined by reference to the higher of (a) the prime rate quoted in the print edition of The Wall Street Journal , Money Rates Section as the prime rate and (b) the federal funds effective rate plus 0.50%, plus an applicable margin equal to 2.00%, or (ii) a Eurodollar rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin equal to 3.00%; provided, however, that at any time less than $20,000,000 in aggregate principal amount of loans are drawn under the tranche A credit facility, the applicable margin with respect to loans under the tranche B credit facility at the base rate will be 2.25% and the applicable margin with respect to loans under the tranche B credit facility at the Eurodollar rate will be 3.25%.

Interest accrues daily and is payable in arrears for both base rate and Eurodollar loans. For base rate loans, interest is payable on the last business day of March, June, September and December. For Eurodollar loans interest is payable on electable periods of one, two, three or nine months (or, if each affected lender so agrees, nine or twelve months). There were no amounts outstanding under the revolving credit facilities as of September 30, 2011, nor did the Company incur any interest during the three and nine months ended September 30, 2011.

The Revolving Credit Facilities agreement contains customary financial and other covenants, including maximum consolidated leverage ratio of 4.50:1.00 and in certain instances 4.25:1.00. In addition, the Company is subject to covenants limiting incurrence of debt, liens on properties, investments, loans and advances, mergers and consolidations, asset sales, dividends and transactions with affiliates. The Company was in compliance with all required covenants as of September 30, 2011.

Senior Secured Notes

As of September 30, 2011, we had approximately $193.5 million in Senior Secured Notes outstanding for which interest is accrued daily on the outstanding principal amount at 11  3/4 % and is payable semi-annually, in arrears, on July 15 and January 15, beginning on January 15, 2011, in cash. The Senior Secured Notes are due July 15, 2015. Accrued interest on the Senior Secured Notes as of September 30, 2011 is approximately $4.9 million. Refer to note 7 in the Notes to Condensed Consolidated Financial Statements for a further description of the Senior Secured Notes.

Operating Activities

During the nine months ended September 30, 2011, we used $7.7 million of cash in operating activities, including $35.1 million in interest payments on the Notes, $101.6 million in acquisition, offering and related expenses and related party fees related to the 2010 Acquisitions, IPO, merger and recapitalization of the Company. Our net loss of $27.5 million was adjusted for depreciation and amortization of $32.6 million, bad debt expense of $1.7 million, amortization of deferred financing costs and original issue discount of $1.8 million, stock based compensation expense of $2.9 million, loss on redemption of senior secured notes of $16.6 million and a net negative change in the components of operating assets and liabilities of $36.1 million. This negative change in operating assets and liabilities resulted in part from a $5.1 million increase in prepaid expenses and other assets, a $4.0 million increase in accrued expenses, a $28.7 million increase in accounts receivable, a $3.8 million decrease in deferred revenue, a $3.6 million decrease in accounts payable, and a $1.1 million increase in other liabilities primarily due to interest accrued less interest paid on the Notes.

During the nine months ended September 30, 2010, we generated $2.3 million of net cash from operating activities. Our net loss of $16.6 million was adjusted for depreciation and amortization of $25.6 million; bad debt expense of $487,000, amortization of deferred financing costs of $884,000 and original issue discount, loss on disposal of assets of $157,000 and a net positive change in the components of operating assets and liabilities of $8.2 million. Of this positive change in operating assets and liabilities, $447,000 resulted from a decrease in prepaid expenses and other assets; $1.9 million from an decrease in accrued expenses; $9.9 million from an increase in accounts receivable; $878,000 from a decrease in deferred revenue; and $4.1 million from an increase in accounts payable and other liabilities.

Investing Activities

For the nine months ended September 30, 2011, cash flows used in investing activities was $32.0 million and includes $26.4 million of cash used for business acquisitions, $5.0 million for purchases of furniture, fixtures, equipment and capitalized website development costs and $576,000 for acquisition earnouts and contingent liabilities.

For the nine months ended September 30, 2010, cash flows used in investing activities was $369.2 million and include $352.1 million of cash used for the acquisitions, $13.6 million in earn out payments made and $3.5 million for purchases of furniture, fixtures, equipment and capitalized website development costs.

Financing Activities

For the nine months ended September 30, 2011, cash flows used in financing activities was $11.2 million, which consisted primarily of $61.3 million in payments to dissenting stockholders of the Bankrate Acquisition, $117.3 million for the repurchase of a portion of the senior secured notes, partially offset by $170.3 million in proceeds from the issuance of common stock, net of costs.

For the nine months ended September 30, 2010, cash flows from financing activities was $385.2 million, which consisted primarily of proceeds from issuance of senior secured notes of $297.2 million, proceeds from the issuance of preferred and common stock, net of costs, of $99.5 million, partially offset by underwriting fees and direct costs on issuance of senior secured notes of $11.6 million.

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

Interest Rate Risk

The primary objective of our investment strategy is to preserve principal while maximizing the income we receive from investments without significantly increasing risk. To minimize this risk, to date we have maintained our portfolio of cash equivalents in short-term and overnight investments that are not subject to market risk, as the interest paid on such investments fluctuates with the prevailing interest rates. As of September 30, 2011, all of our cash equivalents mature in less than three months.

None of our outstanding debt as of September 30, 2011 was subject to variable interest rates as we did not have an outstanding balance for borrowed money under our Credit Facilities as of September 30, 2011. Interest under the Credit Facilities accrue interest at variable rates based, at our option, on the agent bank’s base rate (as defined in the Credit Facility) plus a margin of between 2% and 2.25%, or at the LIBOR rate plus a margin of between 3.0% and 3.25%, depending on certain criteria. As of September 30, 2011, the margin over LIBOR was 2.25% and the margin over the base rate was 1.25%. Our fixed interest rate debt includes $193.5 million in 11.75% senior notes.

Exchange Rate Sensitivity

Our moderate exposure to exchange rate risk is primarily that of a net receiver of currencies other than the US dollar. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, will negatively affect the Company’s net sales and gross margins as expressed in U.S. dollars. Additionally, we have not engaged in any derivative or hedging transactions to date.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify the Company’s financial reports and to other members of senior management and the board of directors.

Based on their evaluation as of September 30, 2011, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls over Financial Reporting

There has not been any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the quarter ended September 30, 2011.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information with respect to legal proceedings is incorporated by reference from Note 5 of our Consolidated Financial Statements included herein.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bankrate, Inc.

Dated: November 10, 2011	By:	/s/ Edward J. DiMaria
Edward J. DiMaria

Senior Vice President and Chief Financial Officer (Mr. DiMaria is the Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant)