Form 10-K
period 2011-12-31
Bankrate, Inc.
filed 2012-03-12
CIK 1518222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File No. 1-35206

(Exact name of registrant as specified in its charter)

Delaware	65-0423422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11760 U.S. Highway One, Suite 200 North Palm Beach, Florida	33408
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (561) 630-2400

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $421,321,393 (based on a closing price of $16.58 per share for the registrant’s common stock on the New York Stock Exchange on June 30, 2011).

The number of outstanding shares of the issuer’s common stock as of February 14, 2012 was as follows: 99,992,000 shares of Common Stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the 2012 annual meeting of shareholders is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” which involve risks and uncertainties. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions that relate to our strategy, plans or intentions. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our expectations regarding future industry trends are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are based upon information available to us on the date of this Annual Report.

Important factors that could cause actual results to differ materially from our expectations, which we refer to as cautionary statements, are discussed in detail in Part I, Item 1A., “Risk Factors” and elsewhere in this Annual Report on Form 10-K. All forward-looking information in this Annual Report and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:

•	the willingness of our advertisers to advertise on our websites;

•	increased competition and its effect on our website traffic, advertising rates, margins, and market share;

•	our dependence on internet search engines to attract a significant portion of the visitors to our websites;

•	interest rate volatility;

•	technological changes;

•	our ability to manage traffic on our websites and service interruptions;

•	our ability to maintain and develop our brands and content;

•	the fluctuations of our results of operations from period to period;

•	our indebtedness and the effect such indebtedness may have on our business;

•	our need and our ability to incur additional debt or equity financing;

•	our ability to integrate the business and operations of companies that we have acquired, and those we may acquire in the future;

•	the effect of unexpected liabilities we assume from our acquisitions;

•	our ability to attract and retain executive officers and personnel;

•	the impact of resolution of lawsuits to which we are a party;

•	our ability to protect our intellectual property;

•	the effects of facing liability for content on our websites;

•	our ability to establish and maintain distribution arrangements;

•	our ability to maintain good working relationships with our customers and third-party providers and to continue to attract new customers;

•	the effect of our expansion of operations in China and possibly expansion to other international markets, in which we may have limited experience;

•	the willingness of consumers to accept the Internet and our online network as a medium for obtaining financial product information;

•	the strength of the U.S. economy in general;

•	changes in monetary and fiscal policies of the U.S. Government;

•	changes in consumer spending and saving habits;

•	changes in the legal and regulatory environment;

•	changes in accounting principles, policies, practices or guidelines;

•	other risks referenced in the section of this Annual Report entitled “Risk Factors”; and

•	our ability to manage the risks involved in the foregoing.

We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this Annual Report may not in fact occur. Accordingly, investors should not place undue reliance on those statements. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

PART I

Item 1.	Business

Overview

Bankrate, Inc. and subsidiaries (“Bankrate” or the “Company,” “we,” “us,” “our”) is a leading publisher, aggregator and distributor of personal finance content on the Internet. We provide consumers with proprietary, fully researched, comprehensive, independent and objective personal finance editorial content across multiple vertical categories including mortgages, deposits, insurance, credit cards, and other categories, such as retirement, automobile loans, and taxes. We also aggregate rate information from over 4,800 institutions on more than 300 financial products. With coverage of nearly 600 local markets in all 50 U.S. states, we generate over 172,000 distinct rate tables capturing on average over three million pieces of information weekly. Our comprehensive offering of personal finance content and product research has positioned us as a recognized personal finance authority with over 90,000 attributable media mentions or interviews in 2011, including numerous television features on major networks. Our online network, which consists of Bankrate.com, our flagship website, and our other owned and operated personal finance websites, had over 170 million visits in 2011. In addition, we distribute our content on a daily basis to over 175 major online partners and print publications, including some of the most recognized brands in the world.

Our business benefits from the secular shift toward consumer use of the Internet to research and shop for personal finance products. The Internet’s unique aggregation capabilities allow consumers to access and research vast amounts of information to efficiently compare prices and enable an informed purchase decision. We believe this is driving consumers to increasingly research and apply online for personal finance products and shift away from more traditional buying patterns. We stand to benefit from this major secular shift as a result of our leading position in the personal finance services markets driven by our strong brands, proprietary and aggregated content, breadth and depth of personal finance products, broad distribution, leading position in algorithmic search results and monetization capabilities.

Founded 36 years ago as a print-based financial and market data research business, Bankrate began moving online in 1996. Since 2004, under the leadership of our current management team, we have strategically broadened and diversified our product, content and consumer offerings through internal development activities and acquisitions. We now offer:

•	branded content that educates consumers and financial professionals on a variety of personal finance topics;

•	a market leading platform for consumers searching for competitive rates on mortgages, deposits, and money market accounts;

•	competitive quotes to consumers for auto, business, home, life, health and long-term care insurance from our leading network of insurance agents and carriers; and

•	comparative credit card offers to customers for consumer and business credit cards in the United States, Canada and the United Kingdom through our leading network of credit card websites.

Our unique content and rate information is distributed through three main sources: our owned and operated websites, online co-brands, and print partners. We own a network of content-rich, proprietary websites focused on specific vertical categories, including mortgages, deposits, insurance, credit cards and other personal finance categories. We also develop and provide web services to over 75 co-branded partners, including some of the most trusted and frequently visited personal finance sites on the Internet including Yahoo!, CNN Money, CNBC and Comcast. In addition, we license editorial content to over 100 newspapers on a daily basis, including The Wall Street Journal, USA Today, The New York Times, The Los Angeles Times and The Boston Globe. Our primary sources of revenue are display advertising, performance-based advertising and lead generation. During the year ended December 31, 2011, we generated revenue of $424.2 million, Adjusted EBITDA of $135.4 million, net loss of $13.4 million, and cash provided by operating activities of $48.3 million. During the year ended

December 31, 2010, we generated revenue of $220.6 million, Adjusted EBITDA of $71.3 million, net loss of $21.4 million and cash provided by operating activities of $31.2 million. See “Selected Financial Data” for a reconciliation of Adjusted EBITDA to Income from Operations.

Recent History

After 10 years as a public company, we were acquired on August 25, 2009 by Ben Holding S.à r.l., (the “Bankrate Acquisition”) an entity wholly owned by Apax VII Funds which are advised by Apax Partners L.P. and Apax Partners LLP. Since then, we have executed several acquisitions, including two important acquisitions in NetQuote Holdings, Inc. (“NetQuote”) and CreditCards.com, Inc. (“CreditCards”) enabling us to strengthen our offering to both advertisers seeking high quality leads and consumers who are looking for a comprehensive suite of financial products. These acquisitions have strengthened our position through increased selection of products and increased scale of our audience resulting in greater appeal to personal financial services partners and greater spending per partner.

Initial Public Offering

In June 2011, the Company sold, at a price of $15.00 per share, 12,500,000 shares of common stock, and certain stockholders of the Company sold 10,494,455 shares of common stock, including 2,994,455 shares sold by certain of its existing stockholders upon the exercise of the underwriters’ option to purchase additional shares (“Initial Public Offering”). We raised a total of $170.3 million after deducting underwriting discounts of $11.3 million and offering costs of $5.9 million. We used approximately $123.0 million of the net proceeds from the Initial Public Offering to pay down debt and related interest and for other general corporate purposes, including financing our growth. The offer and sale of all of the shares in the Initial Public Offering for an aggregate offering price of $345.0 million, were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-173550), which was declared effective by the SEC on June 16, 2011.

Secondary Offering

In December 2011, certain of the Company’s existing stockholders sold 14,375,000 shares of common stock at a public offering price of $17.50 per share, including 1,875,000 shares sold upon the exercise of the underwriters’ option to purchase additional shares (“Secondary Offering”). The Company did not receive any of the proceeds from the sale of the shares in the Secondary Offering. The offer and sale of all of the shares in the Secondary Offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-178132), which was declared effective by the SEC on December 6, 2011 and pursuant to Rule 424(b)(1), for which, the associated prospectus was filed on December 7, 2011.

Industry

The Internet has evolved into one of the most effective and comprehensive sources for personal finance content. Traditionally, consumers used sources of information such as word-of-mouth, referrals, newspapers, mortgage guides, insurance brokers and agents to research and address their financial needs. However, these approaches are often time consuming, error prone, and not transparent. Widespread access to the Internet and availability of content and the benefits associated with shopping and researching online has allowed consumers to increasingly rely on the Internet for their financial shopping needs. Using the Internet, consumers can search for and compare financial products and services across multiple sites and choose the right alternative for them. According to an industry study, over 60% of financial services consumers conducted research online and 37% of consumers who conducted research online also applied for a financial product online.

Companies have expanded their online marketing efforts to reach this large and growing online audience cost-effectively. As website traffic grows, online advertising continues to grow as a share of overall advertising. This secular shift is expected to continue in the United States as ZenithOptimedia estimates that online advertising will grow at a compound annual rate of 15% from 2010 through 2013. ZenithOptimedia also estimates that as of 2010 only 15% of total advertising spent in the United States has moved online. We believe our business will continue to benefit as the percentage of advertising dollars spent online increases to reflect the greater amount of media consumed online.

As the economy and job markets recover, the personal financial services market is well-positioned to continue to rebound. Since demand for financial services is generally correlated to the growth of the economy, financial institutions’ online and traditional marketing spend is expected to increase as a result. For example, commencing in 2010, major credit card companies increased advertising and lead generation spending after significantly cutting their budgets in 2008 and 2009.

We believe our end markets are well positioned to experience healthy growth in the coming years given the increasing use of the Internet, the shift in advertising spend from offline to online, the anticipated economic rebound and improving macroeconomic trends.

Our Solution

We provide consumers and institutions with a comprehensive personal finance marketplace through our leading content-rich flagship website, Bankrate.com, and our other branded personal finance destination websites. We allow consumers to shop for a wide variety of financial products and services online, including mortgages, deposit accounts, insurance products and credit cards. We offer fully researched, independent and objective financial content to our consumers through an easy-to-use web interface. We offer our advertisers access to a high quality ready-to-transact visitor base. We understand the importance of critical financial decisions and have designed our solutions to provide relevant information, content and advice to consumers to help them make the right decisions more efficiently and conveniently.

Our brand and the scale and quality of our content have helped us attract increasing numbers of ready-to-transact consumers over the years. As more consumers visited and researched personal finance products on our websites, more financial institutions listed their products and services with us. The combination of more consumers seeking personal finance products online and more companies providing more products and services increases the quality, depth and breadth of our offerings and attracts even more consumers, advertisers and institutions as a result. Additionally, the prominence of our brands, the quality of our content, the engineering architecture of our site, and many other factors that drive relevance have generally resulted in prominent placement in financial services search results for the leading search engines. This increased distribution via algorithmic search provides additional traffic to our website, again further attracting more partners and resulting in increased selection of personal finance products and more content. This virtuous cycle has enabled us to reinforce our leadership position and achieve a loyal advertiser and consumer base.

Our Strengths

Market Leader for Personal Finance Content. We are a market leading publisher, aggregator, and distributor of personal finance content on the Internet. We believe our leading position will continue to enable us to take advantage of the secular shift to the Internet as a source of personal finance solutions.

Leading Consumer Brands. We have built strong, recognizable and highly trusted brands over our 36 year history. We believe this is an important competitive differentiator. Furthermore, the strength of our brand has permitted us to be a partner of choice for other leading personal finance content providers.

High Quality, Proprietary Content. We provide consumers with proprietary, fully researched, comprehensive, independent and objective personal finance content, data and tools. Our editorial staff of 27 editors and reporters, 90 freelancers and 13 expert columnists delivers “best in class” content and provides news and advice through over 180 new articles per week on top of over 53,500 stories in our database. We also aggregate rate information from over 4,800 institutions and have broadened the focus to more than 300 financial products in nearly 600 local markets. In addition, we generate 172,000 distinct rate tables capturing on average over three million pieces of information on a weekly basis. Our additional competency of creating unique content would be challenging for others to replicate.

Significant Selection, Breadth and Depth of Offering. Bankrate provides both a broad range of personal finance services products across numerous vertical categories including mortgages, deposits, insurance, credit cards, and other personal finance categories, including retirement, automobile loans, and taxes, as well as great depth of selection in each category. Our selection both across and within these categories is a key differentiator in the value proposition to personal financial service shoppers.

Superior Distribution Platforms. Our unique content and rate information is distributed through three main sources: owned and operated websites, online co-brands, and print partners. This distribution network enables us to drive large amounts of high quality traffic to our network while increasing our brand awareness in an extremely cost-effective way.

Diverse Monetization Opportunities and Strong Cash Flow. Our primary sources of revenue are display advertising, performance-based advertising and lead generation. The multiple ways to monetize a given page view or unique visitor to our site, combined with a highly scalable infrastructure and low capital expenditure or working capital needs, results in strong cash flow conversion.

Strong, Experienced Management Team. Our management team has an in-depth understanding of the online media and personal finance industries as well as extensive experience growing companies’ profitability, both organically and through acquisitions.

Our Growth Strategy

We believe that the personal finance sector contains significant opportunities for growth. Elements of our strategy include:

Maintaining Leadership as a Trusted and Authoritative Source for Personal Finance Content. We are focused on maintaining our position as a leading destination platform for personal finance information. We intend to continuously enhance the consumer experience and engagement on our websites to help us maintain this leadership position. One of the primary ways that we seek to differentiate ourselves is through the quality, breadth and depth of our financial content and data. As consumers increase their usage of the Internet as a tool for personal finance needs, we intend to maintain and improve our position in online comparative research for mortgages, deposit products, insurance and credit cards and potentially in additional vertical personal finance markets.

Increasing Traffic to Our Network. We believe our unique and differentiated content offering, the strength of our brands and our marketing efforts will allow us to drive substantial traffic to our online network. We intend to continue to focus on efforts that explicitly drive traffic to our websites including search engine optimization, public relations, print partnerships, increasing the size of our co-brand partner network, and limited, high return on investment, paid search efforts.

Continuing to Increase Monetization of Our Traffic. By advertising on our online network, banks, brokers, insurance companies, credit card issuers and other advertisers are accessing targeted, quality consumers poised to engage in a high-value transaction. By allowing advertisers to efficiently access these “in-market” consumers, we are ultimately creating a transaction that is beneficial for the advertiser, the consumer and us. As we continue to improve customer engagement and drive traffic to our online network to reach a greater number of users, we expect to strengthen our relationships with existing advertisers and build new relationships with potential advertisers. We intend to continuously enhance our product offering and targeting capabilities to advertisers to ensure we are increasing our monetization of content and traffic.

Developing New Products that Increase the Quality of Our Offering to Consumers, Advertisers and Partners. By enhancing and expanding our product set, we seek to maintain our industry leadership. The key goals of all of our product development efforts are to satisfy consumers, drive traffic, increase monetization and increase affiliate and partner opportunities. Examples of some areas that our product development team is currently focused on include enhancing site design, increasing social features on our sites to improve engagement, creating widgets that our affiliates can put on their websites, and many initiatives to create a substantial mobile presence. By enhancing and expanding our product set, we expect to be able to maintain our industry leadership.

Pursuing Additional Strategic Acquisitions. Acquiring companies opportunistically is a strategic core competency for us. We believe our industry relationships allow us to identify specialized companies that are attractive acquisition candidates. Over the past six years, we have made numerous acquisitions, including NetQuote and CreditCards in 2010 and certain assets of Trouvé Media, Inc. (“Trouve Media”) and InsWeb Corporation (“InsWeb”) in 2011. We intend to continue to pursue strategic growth opportunities that complement our online network to cost-effectively gain market share, expand into vertical categories and strengthen our content portfolio.

Our Products and Services

Consumers

As a leading provider of personal finance content, we offer our consumers deep and broad market leading information, analytics and advice across multiple categories of personal finance including: (i) mortgages and home lending, (ii) deposits, (iii) insurance, (iv) credit cards, and (v) other financial products, including those related to retirement, tax, auto, and debt management.

We aggregate rate information from over 4,800 institutions on more than 300 financial products in nearly 600 local markets in all 50 U.S. states, generating over 172,000 distinct rate tables and capturing on average over three million pieces of information weekly. In addition, we offer customizable search and compare capabilities, as well as analytic tools to calculate value and costs. We believe our comprehensive marketplace of real-time, easily accessible, and relevant information equips consumers with the right tools to make informed personal finance decisions.

•

Mortgages and Home Lending. We offer information on rates for various types of mortgages, home lending and refinancing options. Our rate information is specific to geographic location and contains nearly 600 local markets, covering all 50 U.S. states. Consumers can customize searches for mortgage rates by loan size, maturity, and location through our online portals. We also provide original articles that cover topics such as trends in housing markets and refinancing perspectives to help consumers with their decision making.

•

Deposits. We offer rate information on various deposit products such as money market accounts, savings accounts and certificates of deposit. We also provide online analytic tools to help consumers calculate investment value using customized inputs.

•

Insurance. In conjunction with our network of local agents and national insurance carriers, we facilitate a consumer’s ability to receive multiple competitive insurance quotes for auto, business, home, life, health and long-term care based on a single application. We also provide advice and detailed descriptions of insurance terms, aiding consumers in deciding amongst various policy options. Insurance quotes can be customized by age, marital status and location. In addition, we provide articles on topical subjects such as recent healthcare reforms, as well as the basics to understanding an insurance policy.

•

Credit Cards. We offer a comprehensive selection of consumer and business credit and prepaid cards for visitors. We provide detailed credit card information and comparison capabilities, and allow consumers to search for cards that cater to their specific needs. We display cards by bank or issuer, credit quality, reward program, or card limit. We further host news and advice on credit card debt and bank policies, as well as tools to estimate credit score and credit card fees.

•

Other Personal Finance Products. We offer information on retirement, taxes, auto, and debt management. Relevant content provided on such topics include 401(k), Social Security, tax deductions and exemptions, auto loans, debt consolidation, and credit risk.

We operate a select group of content-rich, branded personal finance destination websites. The table that follows summarizes our websites in the vertical categories that we serve.

Products and Destinations*
Mortgages and Home Lending	Deposits	Insurance	Credit Cards	Other Personal Finance Products
Bankrate.com Interest.com Bankaholic.com Bargaineering.com Mortgage-calc.com	Bankrate.com Interest.com Bankaholic.com Bargaineering.com CD.com	Bankrate.com
NetQuote.com
InsureMe.com
TrouvéMedia.com
InsuranceQuotes.com
CarInsuranceQuotes.com
AutoInsuranceQuotes.com
InsWeb.com
InsuranceRates.com
LocalInsuranceAgents.com
MedHealthInsurance.com
		AgentInsider.com	Bankrate.com Bankaholic.com Bargaineering.com CreditCards.com CreditCards.ca CreditCardGuide.com CreditCardSearchEngine.com	Bankrate.com Bargaineering.com Bankaholic.com

*	The websites listed in this table and the information contained therein or connected thereto shall not be deemed to be incorporated into this Annual Report.

Advertisers

We believe advertisers appreciate our value proposition as one of the leading personal finance content providers. Our relevant and proprietary content attracts consumers that are actively searching for personal finance products, allowing advertisers to effectively reach their target customer base. Our trusted reputation as an objective provider of reliable information further drives traffic and establishes a credible platform for advertisers to list their offers. We offer advertisers an attractive display advertisement platform, high quality leads and hyperlinks, all of which have resulted in the continued growth of our advertiser relationships.

Leads. We provide leads in the mortgage, credit card and insurance vertical categories. We sell leads to insurance agents, insurance carriers, credit card issuers and mortgage lenders. With our leading credit card comparison marketplace, we generated more than 24 million offer clicks to issuers in 2011, making it one of the largest third party online application sources for all major issuers. In 2011, we sold approximately 18 million leads to more than 20,000 agents and more than 75 carriers. We charge our advertisers on a per-lead basis based on the total number of leads generated for insurance and mortgage products, and on a per-action basis for credit cards (i.e., upon approval or completion of an application). Leads are generated not only organically within the Bankrate network of websites but also through the various affiliate networks, via co-brands, and through display advertisements.

Hyperlinks. Advertisers that are listed in our rate tables have the opportunity to hyperlink their listings. Additionally, advertisers can buy hyperlinked placement within our qualified insurance listings. By clicking on the hyperlink, users are taken to the advertiser’s website. We typically sell our hyperlinks on a per-click pricing model. Under this arrangement, advertisers pay Bankrate a specific, pre-determined cost each time a consumer clicks on that advertiser’s hyperlink or phone icon (usually found under the advertiser’s name in the rate or insurance table listings). All clicks are screened for fraudulent characteristics by an independent third party vendor and then charged to the advertiser’s account.

Display Advertisements. We provide a variety of digital display formats. Our most common digital display advertisement sizes are leader boards and banners, which are prominently displayed at the top or bottom of a page, skyscrapers, islands, and posters. We charge for these advertisements based on the number of times the advertisement is displayed or based on a fixed amount for a campaign. Advertising rates may vary depending upon the product areas targeted, geo-targeting, the quantity of advertisements purchased by an advertiser, and the length of time an advertiser runs an advertisement on our online network. We sell to advertisers targeting a specific audience in a city or state and also to national advertisers targeting the entire country.

Sales Strategy

Bankrate has 79 sales personnel serving our national, regional and local advertising customers. We also have sales teams that are dedicated to specific vertical categories and customer groups, giving them greater expertise in designing solutions for our advertisers. For example we have separate sales teams trained and dedicated to serving insurance agents, credit card issuers, insurance carriers, local, regional and national banks, and local mortgage companies.

Our selling strategy focuses on leveraging our core strengths in a flexible manner to respond to our customer’s specific requirements. For example, in working with a large branded bank, we may feature a branded cost-per-thousand-impressions-based display campaign if the advertiser plans to compete primarily on brand and visibility on our sites. A different advertiser may be focused on competing directly on the basis of superior rates and therefore a rate table cost-per-click approach may be more beneficial or a cost-per-lead model may be appropriate. Many insurance carrier customers are seeking to intercept a consumer directly on brand as they are searching comparatively for products—our new insurance cost-per-click product is focused on serving this market. Other advertisers may be interested in maximizing conversion and achieving a specific return on investment, and given the conversion rates of our traffic, a per-action or per-click solution may be the most appropriate in such a case. This array of advertising options and ability to tailor a campaign to our advertiser’s needs results in more sale for us, better information for our consumers and superior consumer traffic and conversions for our customers.

We have the capability to execute on this selling strategy not only because of our wide variety of product monetization options (per-thousand-impressions, per-click, per-action and per-lead), but also because we have highly developed direct relationships with our customers. We work directly with top branded banks, mortgage, insurance and credit card issuers. Bankrate’s sales team is very knowledgeable about our advertisers’ products and are viewed as partners by our advertisers, thus allowing for a close relationship where we can offer solutions that satisfy our advertisers’ needs.

We attract our consumer audience by offering comprehensive and objective comparisons based on rates, selection, features, brand, flexibility and other key attributes, as well as content to educate our consumers on these matters. Our platform is generally a “must buy” for our advertisers for several reasons including:

•	Our advertisers vigorously compete head to head on our products. Being absent would place them at a competitive disadvantage in the marketplace for our consumers.

•	Bankrate’s platform is a specific, highly contextual destination for consumers that are generally “ready to transact.” Click-throughs therefore have a high conversion rate for our advertisers.

•	Historically, Bankrate consumers generally have been of the highest credit and financial quality and are predominately “Prime” in terms of their personal finance profile.

•

Bankrate’s platform is a leading generator of highly targeted contextual consumer traffic seeking mortgage, deposit, insurance and credit card products and therefore we have provided a constant and reliable flow of customers for our advertisers.

Marketing

Over the past 35 years, Bankrate has been able to establish itself as one the most recognizable brands within the personal finance market. The strength of our brands lead to more than 50% of our visitors coming to our websites by directly typing our Internet address in a URL or via unpaid search during 2011. Another critical factor in attracting visitors to our websites is how prominently we are displayed in response to search queries regarding vertical categories in which we operate. Bankrate’s home page and other key pages of our online network routinely rank at or near the top of major search engines’ unpaid listings for highly coveted key words and phrases related to banking products. The high rankings are largely a result of our success at creating highly relevant, widely read and distributed content.

Our traffic in 2011 was also driven through more than 75 co-brand partners, including Yahoo!, CNN Money, CNBC and Comcast. Our partners place our content and rate tables on co-branded pages within their sites and we sell the advertisements on these pages and share the advertising revenues with the partner. We benefit from these relationships as these pages reach traffic that would not otherwise be generated from our website.

In addition to our online relationships, our proprietary content and interest rate information appears in premier print newspapers and magazines on a daily basis. This practice continues to reinforce our brand ubiquity and image. We currently partner with over 400 newspapers, including The Wall Street Journal, The New York Times and USA Today. While these distribution partners contribute significantly less to our revenue than our online relationships, the exposure contributes to our traffic brand awareness and credibility among consumers.

We also actively conduct media public relations campaigns to promote our editorial content and personnel to the consumer and trade media. Bankrate spokespersons are routinely featured in newspapers, magazines and in broadcast media, and are promoted to and are featured as expert commentators on major broadcast and cable news programs and talk radio. In 2011, Bankrate received over 90,000 media mentions (including syndication). The Company was referenced in more than 46,000 print articles by outlets such as The New York Times, The Wall Street Journal, USA Today and the Associated Press. Television and radio coverage (more than 44,000 mentions in all) included The Today Show (NBC), The Early Show (CBS), World News with Diane Sawyer (ABC), CNBC, CNN, Fox Business Network, National Public Radio and many others. Finally, we produce “The Bankrate.com Personal Finance Minute” which is distributed to Sirius XM satellite radio and selected terrestrial radio stations throughout the U.S.

Customers

A significant portion of our customer base by revenue is comprised of large financial institutions such as banks or insurance carriers, and may have products covered by multiple vertical categories on our online network. Our largest customers by revenue generated in the year ended December 31, 2011 and the year ended December 31, 2010 include Capital One, Chase, State Farm, Allstate, Ally Bank, Citibank, Discover, and GEICO. For the year ended December 31, 2011, our largest customer, Capital One, accounted for 12% of our total revenue across all products and our ten largest customers accounted for approximately 56% of total revenues across all products. For the year ended December 31, 2010, our largest customer, Capital One, accounted for less than 10% of our total revenue across all products, and our ten largest customers accounted for approximately 54% of total revenues across all products.

Product Development Strategy

Our product development strategy is designed to expand our advertiser base, traffic origination sources and highly targeted consumer audience, all of which are critical to our success and drive monetization. Key elements of this strategy include:

•	enhancing the consumer experience and engagement on our websites;

•	increasing traffic to our websites;

•	increasing monetization of our traffic and advertiser satisfaction;

•	developing products to expand opportunities with partners and affiliates; and

•	expanding into new products and features to further enhance our consumer relationships.

Our newly built website features a modern modular design enabling us to add features and additional content rapidly, test consumers’ response and engagement and optimize satisfaction as a result. We plan to further leverage our back-end infrastructure in the process, creating an even stronger network for our consumers, advertisers, partners and affiliates.

In addition, we have many initiatives under way to create a substantial mobile presence. These initiatives range from device-specific mobile websites to applications that help our consumers use our most popular tools and content and to address specific mobile personal finance needs.

In fulfilling our product mission, we make extensive use of site tracking and optimization technologies, and we continually monitor and improve consumer engagement and monetization. Executive steering committees regularly review initiatives across the firm and allocate resources to balance these goals. We believe that our goal-oriented product development strategy and execution, our rapid incremental iterative process, and our overall discipline have been some of the key components of our success and we believe these will continue to assist us in maintaining our competitive advantage in the future.

Competition

We compete for advertising revenues across the broad categories of personal finance content, online credit card marketplaces, and insurance marketplaces, both in traditional media such as newspapers, magazines, radio, and television, and in the rapidly growing market for online financial information. There are many competitors in our market segments. Our online and print competition includes the following:

•	search engines utilizing keyword cost-per-click advertising or comparison advertising sites/networks;

•	lead aggregators and websites committed to specific personal finance products;

•	numerous websites in each of our vertical categories competing for traffic and for advertisers;

•	financial institutions, including mortgage lenders, deposit institutions, insurance providers and credit card issuers, many of whom are also our customers; and

•	traditional offline personal finance marketing channels, including direct mail, television, radio, print and online advertising, call centers and retail bank branches.

Competition in the online publishing business is generally directed at growing users and revenue using marketing and promotion to increase traffic to websites. We believe that we compete favorably within each of the categories described above and that we will be able to maintain and enhance our leadership position.

Technology

We currently operate our online network and supporting systems on servers at secure third-party co-locations, including facilities in Atlanta, Georgia, Austin, Texas and Denver, Colorado. The third-party facilities and our infrastructure and network connectivity are monitored by Bankrate continuously, on a 24 hours a day, 365 days a year basis.

Most of our critical properties and consumer facing operations operate concurrently from multiple data centers. Multiple data centers are key to our business continuity strategy, providing continuity and recovery options if a data center should suffer a major outage.

These facilities are powered continuously from multiple sources, including uninterruptible power supplies and emergency power generators. The facilities are connected to the Internet with redundant high-speed data lines. The systems at each data center are protected by a multi-layered security and switching systems, including redundant routers, firewalls, switches, and load balancers at each data center. To provide maximum scalability, many of our high-traffic web pages are served from multiple active/active data centers through an independent content distribution network.

Multi-node clusters and active load balancing systems are used for key functions, including web serving, web services, and many databases. The vast majority of the information presented on our websites, including back-end databases that provide the raw information, is stored and delivered via such multi-node or multi-system configurations from one or both of the co-location facilities.

The extensive use of a multi-data center active/active architecture, combined with load balancing at multiple levels, ensures our ability to handle load and scale the capacity to demand. We operate key systems with substantial margins beyond our historical peak demands, maintaining the ability to serve many times our peak traffic.

Our systems are controlled and updated remotely via encrypted virtual private network (VPN) links to our operating locations. The technical services staff extensively monitors all key systems, both internally and from a web perspective, using multiple locations and methodologies. This provides continuous real-time response capability should key systems or network connections fail.

Our engineering and technical management operates from three primary locations, including North Palm Beach, Florida, Denver, Colorado, and Austin, Texas. We have additional engineering staff in San Francisco, California, United Kingdom, China, and India.

We use a combination of technologies, including Microsoft .NET, Microsoft SQL Server, LAMP (Linux, Apache, MySQL, PHP), and WordPress. We also leverage third party content distribution networks, ad serving, optimization, and tracking services to improve performance and provide instrumentation, while leveraging the scalability of major vendors in these arenas.

Intellectual Property

Our proprietary intellectual property consists of our unique research and editorial content, computer programs relating to our websites, our websites and our URLs. We rely primarily on a combination of copyrights, trademarks, trade secret laws, our user policy and restrictions on disclosure to protect this content. In addition, we license some of our data and content from other parties. Our copyrights, trademarks and licenses expire at various dates, and we believe that none is individually significant.

Regulatory Matters

Advertising and promotional information presented to visitors on our websites and our other marketing activities are subject to federal and state consumer protection laws that regulate unfair and deceptive practices. In the United States, Congress has begun to adopt legislation that regulates certain aspects of the Internet, including online content, user privacy, taxation, liability for third-party activities and jurisdiction. Such legislation includes the Communications Decency Act of 1996, which regulates content of material on the Internet and the Digital Millennium Copyright Act of 1998, which provides recourse for owners of copyrighted material who believe that their rights under U.S. copyright law have been infringed on the Internet. In the area of data protection, the U.S. Federal Trade Commission and certain state agencies have investigated various Internet companies’ use of their customers’ personal information, and certain federal and state statutes regulate specific aspects of privacy and data collection practices. In the area of credit card marketing, state, federal and foreign lending laws and regulations generally require accurate disclosure of the critical components of credit costs and impose restrictions on the advertisement of these credit terms. In addition, the Office of the Comptroller of the Currency regulates certain credit card marketing and account management practices and prohibits deceptive acts, claims or marketing practices. Because we are an aggregator of rate and other information regarding many financial products, including credit cards, we may be subject to some of these laws and regulations.

Federal, state, local and foreign governments are also considering other legislative and regulatory proposals that would regulate the Internet in more and different ways than exist today. It is impossible to predict whether new restrictions, fees, or taxes will be imposed on our services, and whether and how we would be affected. Increased regulation of the Internet both in the United States and abroad may decrease its growth and hinder technological development, which may negatively impact the cost of doing business via the Internet or otherwise materially adversely affect our business, financial condition or operational results.

We are not currently subject to regulatory oversight by the U.S. Department of the Treasury, the Federal Deposit Insurance Corporation (“FDIC”), or other bank regulatory authorities.

Employees

As of December 31, 2011, we employed 438 people. None of our employees are represented under collective bargaining agreements. We have never had a work stoppage. We consider our employee relations to be good.

Available Information

For further discussion concerning our business, see the information included in Items 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and 8 (Financial Statements and Supplementary Data) of this report.

Item 1A.	Risk Factors

An investment in our securities involves risk. You should carefully consider the following risks as well as the other information included in this Annual Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes, before investing in our securities. Any of the following risks could materially and adversely affect our business, financial condition, results of operations or prospects, and cause the value of our securities to decline, which could cause you to lose all or part of your investment in our Company.

Risks Related to Our Business

Our success depends on online advertising revenue.

We have historically derived, and we expect to continue to derive, the majority of our revenue through the sale of advertising space, financial product leads and hyperlinks on our online network. Any factors that limit the amount advertisers are willing to and do spend on advertising on our websites could have a material adverse effect on our business. These factors may include our ability to:

•	maintain a significant number of unique website visitors and corresponding significant reach of Internet visitors;

•

successfully convert visitors to some of our websites into credit card applicants and maintain a significant rate at which credit card applications completed through some of our websites are approved by our credit card issuer customers;

•	successfully convert consumers’ visits to some of our websites into transaction fees and/or revenue from insurance agents or carriers;

•	compete with alternative advertising sources;

•	maintain a significant number of sellable impressions generated from website visitors available to advertisers;

•	accurately measure the number and demographic characteristics of our visitors;

•	successfully sell and market our online network to our advertisers, including mortgage loan, credit card and insurance product providers;

•	handle temporary high volume traffic spikes to our online network;

•	convince traditional media advertisers to advertise on our online network;

•	increase traffic to our online network; and

•	acquire and generate insurance leads.

Most of our advertising contracts are short-term and are subject to termination by the advertiser at any time. Advertisers who have longer-term contracts may fail to honor their existing contracts or fail to renew their contracts. If a significant number of advertisers or a few large advertisers decide not to continue advertising on our websites, we could experience an immediate and substantial decline in our revenues over a relatively short period of time.

We face intense competitive pressures that may harm our operating results.

We face intense competition in all our businesses, and we expect competition to remain intense in the future. We compete with, among others, search engines utilizing keyword cost-per-click advertising or comparison advertising sites/networks; lead aggregators and websites committed to specific personal finance products; numerous websites in each of our vertical categories competing for traffic and for advertisers; financial institutions, including mortgage lenders, deposit institutions, insurance providers and credit card issuers, many of whom are also our customers; and traditional offline personal finance marketing channels, including direct mail, retail bank branch networks, television, radio, print and online advertising and call centers. Some of these competitors have significantly greater financial resources than we do and could use those resources to develop more directly competitive product offerings and editorial content and undertake advertising campaigns to promote those new offerings and content, which could result in diminished traffic to our websites and reduce our overall competitive and market position. In addition, new competitors may enter this market as there are few barriers to entry. For example, Google now presents comparisons of mortgage, credit card and deposit interest rates through its search engine, which may divert consumers away from our websites, including consumers who would otherwise find, be directed or be linked to our websites through the Google search engine. If Google is successful in its efforts, this could have an adverse effect on our business, operating results and prospects. Our online competitors may adopt certain aspects of our business model or replicate the appearance and features of our website, which could reduce our ability to differentiate our services. Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than us. Many competitors have complementary products or services that drive traffic to their websites. In the future, competitors could introduce superior products and services or reduce prices below ours. Increased competition could result in lower website traffic, advertising rate reductions, reduced margins or loss of market share, any of which would adversely affect our business and operating results.

We depend upon Internet search engines to attract a significant portion of the visitors to our websites, and any change in the prominence of our websites in either paid or algorithmic search result listings could cause the number of visitors to our websites and our revenue to decline.

We depend in significant part on various Internet search engines, such as Google and Bing, and other search websites to direct a significant number of visitors to our websites to provide our online services to our clients. Search websites typically provide two types of search results, algorithmic and paid listings. Algorithmic, or organic, listings are determined and displayed solely by a set of formulas designed by search companies. Paid listings can be purchased and then are displayed if particular words are included in a user’s Internet search. Placement in paid listings is generally not determined solely on the bid price, but also takes into account the search engines’ assessment of the quality of website featured in the paid listing and other factors. We rely on both algorithmic and paid search results, as well as advertising on other websites, to direct a substantial share of the visitors to our websites.

Our ability to maintain the number of visitors to our websites from Internet search websites and other websites is not entirely within our control. For example, Internet search websites frequently revise their algorithms in an attempt to optimize their search result listings or to maintain their internal standards and strategies. Changes in the algorithms could cause our websites to receive less favorable placements, which could reduce the number of users who visit our websites. We have experienced and continue to experience fluctuations in the search result rankings for a number of our websites.

In addition, the prominence of the placement of our advertisements is in part determined by the amount we are willing to pay for the advertisement. We bid against our competitors for the display of paid search engine advertisements and some of our competitors have greater resources with which to bid and better brand recognition than we have. If competition for the display of paid advertisements in response to search terms related to our online services increases, our online advertising expenses could rise significantly or we may be required to reduce the number of our paid search advertisements. If we were to reduce our advertising with search engines, our consumer traffic may significantly decline or we may be unable to maintain a cost-effective search engine marketing program.

Other factors, such as search engine technical difficulties, search engine technical changes and technical or presentation changes we make to our websites, could also cause our websites to be listed less prominently in algorithmic search results. In addition, search engines retain broad discretion to remove from search results any company whose marketing practices are deemed to be inconsistent with the search engine’s guidelines. If our marketing practices do not comply with search engine guidelines, we may, without warning, not appear in search result listings at all. Any adverse effect on the placement of our websites in search engine results could reduce the number of users who visit our websites. In turn, any reduction in the number of visitors to our websites would negatively affect our ability to earn revenue. If visits to our websites decrease, our revenue may decline or we may need to resort to more costly sources to replace lost visitors, and such decreased revenue and/or increased expense could adversely affect our business and profitability.

Our visitor traffic can be impacted by interest rate volatility.

We provide interest rate information for mortgages and other loans, credit cards and a variety of deposit accounts. Visitor traffic to our websites tends to increase with interest rate movements. Factors that have caused significant visitor fluctuations in the past have been Federal Reserve Board actions and general market conditions affecting home mortgage and deposit interest rates. Additionally, the level of traffic to our websites can be dependent on interest rate levels as well as mortgage financing and refinancing activity. Accordingly, a slowdown in mortgage production volumes could have an adverse effect on our business. Conversely, a sudden, steep drop in interest rates could dramatically increase our page views such that we would be unable to sell sufficient advertisements to take full advantage of the spike in traffic.

We believe that as we continue to develop our websites with broader personal finance topics, the percentage of overall traffic seeking mortgage and deposit information will remain stabilized at current levels. To accelerate the growth of traffic to our websites, we are working with our syndication partners to provide timely content, and we are aggressively promoting all of our products. There is the risk that our traffic will remain not stable or that our promotional activities will not be successful. Any reduction in traffic to our websites may have an adverse effect on our results of operations.

If we fail to keep pace with rapidly-changing technologies and industry standards, we could lose consumers, customers or advertising inventory and our results of operations may suffer.

The business lines in which we currently operate and compete are characterized by rapidly-changing Internet media and marketing standards, changing technologies, frequent new product and service introductions, and changing consumer and customer demands. The introduction of new technologies and services embodying new technologies and the emergence of new industry standards and practices could render our existing technologies and services obsolete and unmarketable or require unanticipated investments in technology. Our future success will depend in part on our ability to adapt to these rapidly-changing digital media formats and other technologies. We will need to enhance our existing technologies and services and develop and introduce new technologies and services to address our customers’ changing demands and consumer expectations. If we fail to adapt successfully to such developments or timely introduce new technologies and services, we could lose consumers and customers, our expenses could increase and we could lose advertising inventory.

Our websites, applications, widgets and other products may encounter technical problems and service interruptions.

In the past, our websites have experienced significant increases in traffic and our applications and widgets have experienced significant increases in use in response to interest rate movements and other business or financial news events. The number of our visitors has continued to increase over time, and we are seeking to further increase our visitor traffic. As a result, our Internet servers must accommodate spikes in demand for our web pages in addition to potential significant growth in traffic.

Our websites, applications, widgets and other products have in the past, and may in the future, experience slower response times or interruptions as a result of increased traffic or other reasons. These delays and interruptions may increase in the future if our Internet servers and infrastructure are not able to accommodate potential significant traffic growth and spikes in demand. Delays and interruptions resulting from the failure to maintain Internet service connections to our websites could frustrate visitors and reduce our future website traffic, which could have a material adverse effect on our business.

All of our communications and network equipment is located at our corporate headquarters in North Palm Beach, Florida and at secure third-party co-locations facilities in Atlanta, Georgia, Austin, Texas and Denver, Colorado. Multiple system failures involving these locations could lead to interruptions or delays in service for our websites, which could have a material adverse effect on our business. Additionally, we are dependent on the third-party providers and their ability to provide safe, effective and cost-efficient servers. Our operations are dependent upon our ability to protect our systems against damage from fires, floods, tornadoes, hurricanes, earthquakes, power losses, telecommunications failures, physical or electronic break-ins, computer viruses, acts of terrorism, hacker attacks and other events beyond our control. Although we maintain insurance to cover a variety of risks, the scope and amount of our insurance coverage may not be sufficient to cover our losses resulting from system failures or other disruptions to our online operations.

Our business depends on a strong brand and content, thus we will not be able to attract visitors and advertisers if we do not maintain and develop our brands and content.

It is critical for us to maintain and develop our brands and content so as to effectively expand our visitor base and our revenues. Our success in promoting and enhancing our brands, as well as our ability to remain relevant and competitive, depends on our success in offering high quality content, features, product offers, services and functionality. In addition, we may take actions that have the unintended consequence of harming our brand. If our actions cause consumers to question the value of our marketplace, our business and reputation may suffer. If we fail to promote our brands successfully or if visitors to our websites or advertisers do not perceive our content and services to be of high quality, we may not be able to continue growing our business and attracting visitors and advertisers, which will in turn impact our operating results.

Our results of operations may fluctuate significantly.

Our results of operations are difficult to predict and may fluctuate significantly in the future as a result of several factors, many of which are beyond our control. These factors include:

•	changes in fees paid by advertisers;

•	traffic levels on our websites, which can fluctuate significantly;

•	changes in the demand for Internet products and services;

•	changes in fee or revenue-sharing arrangements with our distribution partners;

•	our ability to enter into or renew key distribution agreements;

•	the introduction of new Internet advertising services by us or our competitors;

•	changes in our capital or operating expenses;

•	changes in consumer confidence;

•	changes in interest rates;

•	general economic conditions; and

•	changes in banking or other laws that could limit or eliminate content on our websites.

Our future revenue and results of operations are difficult to forecast due to these factors. As a result, we believe that period-to-period comparisons of our results of operations may not be meaningful, and you should not rely on past periods as indicators of future performance.

Restrictive covenants in the indenture governing our outstanding senior secured notes, our revolving credit agreement or other future indebtedness may limit our current and future operations, particularly our ability to respond to changes in our business or to pursue our business strategies.

The indenture (“Indenture”) governing our 11  3/4 % senior secured notes due 2015 (the “Senior Secured Notes” or “Notes”) and our senior secured revolving credit agreement (the “Revolving Credit Agreement”) contain, and any future indebtedness may contain, a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to take actions that we believe may be in our interest. The Indenture and the Revolving Credit Agreement limit, among other things, our ability to:

•	incur additional indebtedness and guarantee indebtedness;

•	pay dividends on or make distributions in respect of capital stock or make certain other restricted payments;

•	enter into agreements that restrict distributions from restricted subsidiaries;

•	sell or otherwise dispose of assets, including capital stock of restricted subsidiaries;

•	enter into transactions with affiliates;

•	create or incur liens;

•	enter into sale/leaseback transactions;

•	merge, consolidate or sell substantially all of our assets;

•	make investments and acquire assets;

•	issue certain preferred membership interests or similar equity securities; and

•	change our business operations.

In addition, the Indenture limits our ability to make payments on subordinated indebtedness.

A breach of the covenants or restrictions under the Indenture, the Revolving Credit Agreement or any agreement governing our future indebtedness could result in a default under the applicable indebtedness. Such default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In the event our lenders and noteholders accelerate the repayment of our borrowings, we cannot assure that we and our subsidiaries would have sufficient assets to repay such indebtedness.

The restrictions contained in the Indenture and the Revolving Credit Agreement could adversely affect our ability to:

•	finance our operations;

•	make needed or desired capital expenditures;

•	make strategic acquisitions or investments or enter into strategic alliances;

•	withstand a future downturn in our business or the economy in general;

•	engage in business activities, including future opportunities, that may be in our interest; and

•	plan for or react to market conditions or otherwise execute our business strategies.

These restrictions could materially and adversely affect our financial condition and results of operations and our ability to satisfy our obligations under the Senior Secured Notes and the Revolving Credit Agreement.

Risks associated with our strategic acquisitions could adversely affect our business.

We have acquired a number of companies and assets of companies in the past and may make additional acquisitions, asset purchases and strategic investments in the future. For example, in late 2005, we acquired

FastFind and MMIS/Interest.com; in 2006, we acquired a group of assets from East West Mortgage, Inc. (owner of Mortgage-calc.com, Mortgagecalc.com and Mortgagemath.com); in 2007, we acquired certain assets and liabilities of Nationwide Card Services, Inc. (owner of NationwideCardServices.com) and Savingforcollege.com, LLC (owner of Savingforcollege.com); in 2008, we acquired certain assets and liabilities of InsureMe, Inc. (owner of InsureMe.com), Fee Disclosure, LinkSpectrum Co. (owner of CreditCardGuide.com) and Blackshore Properties, Inc. (owner of Bankaholic.com). In 2010, we acquired certain assets and liabilities of Jim Wang Enterprises, LLC (owner of Bargaineering.com), InfoTrak National Data Services, InsuranceQuotes.com Development, LLC (owner of InsuranceQuotes.com), and we acquired the stock of NetQuote (owner of NetQuote.com) and CreditCards (owner of CreditCards.com). On January 1, 2011, we completed the acquisition of Trouvé Media to complement our online publishing business and on December 21, 2011 we completed the acquisition of substantially all of the insurance lead generation and marketing assets of InsWeb (owner of InsWeb.com). We will continue to consider acquisitions, asset purchases and joint ventures as a means of enhancing stockholder value. Our success in integrating our acquired businesses will depend upon our ability to retain key personnel, avoid diversion of management’s attention from operational matters, integrate the technical operations and personnel of the acquired companies, and achieve the expected financial results, synergies and other benefits from our acquisitions.

In addition, future acquisitions could result in the incurrence of additional debt, costs and contingent liabilities. Integration of acquired operations may take longer, or be more costly or disruptive to our business, than originally anticipated.

It is also possible that expected synergies from future acquisitions may not materialize in full or at all. We may also incur costs and divert management attention through potential acquisitions that are never consummated. Future impairment losses on goodwill and intangible assets with an indefinite life, or restructuring charges, could also occur as a result of acquisitions.

Despite our due diligence investigation of each business that we acquire, there may be liabilities of the acquired companies that we fail to or are unable to discover during the due diligence investigation and for which we, as a successor owner, may be responsible. In connection with acquisitions, we generally seek to minimize the impact of these types of potential liabilities through indemnities and warranties from the seller, which may in some instances be supported by deferring payment of a portion of the purchase price. However, these indemnities and warranties, if obtained, may not fully cover the liabilities due to limitations in scope, amount or duration, financial limitations of the indemnitor or warrantor or other reasons.

Our ability to consummate any future acquisitions on terms that are favorable to us may be limited by the number of attractive acquisition targets, internal demands, our resources and our ability to obtain financing.

We depend on attracting and retaining executive officers and personnel to continue the implementation of our long-term business strategy and could be harmed by the loss of their services.

We believe that our continued growth and future success will depend in large part on the skills of our senior management team and other skilled employees. The loss of service of one or more of our executive officers or of other personnel could reduce our ability to successfully implement our long-term business strategy, our business could suffer and the value of our common stock could be materially adversely affected. Leadership changes will occur from time to time and we cannot predict whether significant resignations will occur or whether we will be able to recruit additional qualified personnel. We believe our senior management team possesses valuable knowledge about our business and that their knowledge and relationships would be very difficult to replicate. Although our senior management team has entered into employment agreements with us, they may not complete the term of their employment agreements or renew them upon expiration. Our success and the quality of our content also depend on the expertise of our editors and reporters and on their relationships with the media, financial experts and other sources of information. The loss of qualified personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition or operating results.

If our employees were to unionize, our operating costs would likely increase.

Our employees are not currently represented by a collective bargaining agreement. However, we have no assurance that our employees will not unionize in the future, which could increase our operating costs, force us to alter our operating methods, and have a material adverse effect on our operating results.

Adverse resolution of litigation may harm our business, operating results or financial condition.

We are party to lawsuits in the normal course of business. We may also become party to lawsuits relating to transactions in which we are involved. Litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse effect on our business, operating results or financial condition.

In addition to litigation in the ordinary course of business, we are currently involved in litigation in which it has been alleged that we have participated in anti-competitive conduct. See the section entitled “Legal Proceedings.” Antitrust litigation is by its nature not in the ordinary course. Defending antitrust allegations, even if ultimately successful, can be costly and have a negative effect on our business. The costs of discovery could be extremely high and conducting a defense could be disruptive to our business. In addition, the relief sought by the plaintiffs in this case, if granted, could prevent Bankrate from continuing to pursue at least some aspects of its current business model, which could have a material adverse effect on our financial condition and results of operations.

We rely on the protection of our intellectual property.

Our intellectual property includes our unique research and editorial content of our websites, our URLs, our registered and unregistered trademarks and print publications. We rely on a combination of copyrights, patents, trademarks, trade secret laws, and our policy and restrictions on disclosure to protect our intellectual property. We also enter into confidentiality agreements with our employees and consultants and seek to control access to and distribution of our proprietary information. Despite these precautions, it may be possible for other parties to copy or otherwise obtain and use the content of our websites or print publications without authorization. A failure to protect our intellectual property in a meaningful manner could have a material adverse effect on our business.

We may be subject to claims that we violated intellectual property rights of others, which even if unfounded or decided in our favor may be extremely costly to defend, could require us to pay significant damages and could limit our ability to operate.

Companies in the Internet and technology industries, and other patent holders seeking to profit from royalties in connection with grants of licenses, own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. We may in the future receive notices that claim we have misappropriated or misused other parties’ intellectual property rights. There may be intellectual property rights held by others, including issued or pending patents and trademarks, that cover significant aspects of our technologies, content, branding or business methods.

Because we license some of our data and content from other parties, we may be exposed to infringement actions if such parties do not possess the necessary proprietary rights. Generally, we obtain representations as to the origin and ownership of licensed content and obtain indemnification to cover any breach of any of these representations. However, these representations may not be accurate and the indemnification may not be sufficient to provide adequate compensation for any breach of these representations.

Any future infringement or other claims or prosecutions related to our intellectual property could have a material adverse effect on our business. Defending against any of these claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel or require us to introduce new content or trademarks, develop new technology or enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available on acceptable terms, if at all.

We may face liability for, and may be subject to claims related to, information on our websites, which even if unfounded or decided in our favor may be extremely costly to defend, could require us to pay significant damages and could limit our ability to operate.

Much of the information published on our websites and in our print publications relates to the competitiveness of financial institutions’ rates, products and services. We also publish editorial content designed to educate consumers about banking and personal finance products. If the information we provide on our websites is not accurate or is construed as misleading or outdated, consumers and others could lose confidence in our services and attempt to hold us liable for damages and government regulators could impose fines or penalties on us. We may be subjected to claims for defamation, negligence, fraud, deceptive practices, copyright or trademark infringement, conflicts of interest or other theories relating to the information we publish on our websites. In addition, if there are errors or omissions in information published on our websites, consumers, individually or through consumer class actions, could seek damages from us for losses incurred if they relied on incorrect information provided on our websites. These types of claims have been brought, sometimes successfully, against providers of online services as well as print publications. The scope and amount of our insurance may not adequately protect us against these types of claims.

We may face liability for, and may be subject to claims related to, inaccurate advertising content provided to us, which even if unfounded or decided in our favor may be extremely costly to defend, could require us to pay significant damages and could limit our ability to operate.

Much of the information on our websites that is provided by advertisers and collected from third parties relates to the rates, costs and features for various loan, depository, personal credit and investment products offered by financial institutions, mortgage companies, investment companies, insurance companies and others participating in the personal finance marketplace. We are exposed to the risk that some advertisers may provide us, or directly post on our websites, (i) inaccurate information about their product rates, costs and features, or (ii) rates, costs and features that are not available to all consumers. This could cause consumers to lose confidence in the information provided on our websites, causing certain advertisers to become dissatisfied with our websites, and result in lawsuits being filed against us. The scope and amount of our insurance may not adequately protect us against these types of lawsuits.

Our success depends on establishing and maintaining distribution arrangements.

Our business strategy includes the distribution of our content through the establishment of co-branded web pages with high traffic business and personal finance sections of online services and websites. Providing access to these co-branded web pages is a significant part of the value we offer to our advertisers. We compete with other Internet content providers to maintain our current relationships with other website operators and establish new relationships. In addition, as we expand our personal finance content, some of these website operators may perceive us as a competitor. As a result, they may be unwilling to promote distribution of our banking and credit content. If our distribution arrangements do not attract a sufficient number of visitors to support our current advertising model, or if we do not establish and maintain distribution arrangements on favorable economic terms, our business could be adversely affected.

We do not have exclusive relationships or long-term contracts with insurance companies, which may limit our ability to retain these insurance companies as participants in our marketplace and maintain the attractiveness of our services to consumers.

We do not have an exclusive relationship with any of the insurance companies whose insurance products are offered on our online marketplace, and thus, consumers may obtain quotes and coverage from these insurance companies without using our website. Our participating insurance companies also offer their products directly to consumers through insurance agents, mass marketing campaigns or through other traditional methods of insurance distribution. In most cases, our participating insurance companies also offer their products and services over the Internet, either directly to consumers or through one or more of our online competitors, or both. An inability to retain these insurance companies as participants in our marketplace could materially affect our revenues.

We may be required to record a significant charge to earnings if our goodwill or amortizable intangible assets become impaired.

We are required under accounting principles generally accepted in the United States of America (“GAAP”) to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include, among others, unanticipated competition, loss of key personnel, or a significant adverse change in the business environment. We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined. This could adversely impact our results of operations.

Our tax returns and positions are subject to review and audit by federal, state and local taxing authorities and adverse outcomes resulting from examination of our income or other tax returns could adversely affect our operating results and financial condition.

The federal income tax returns of Bankrate, Inc. and BEN Holdings, Inc. (“Holdings”) for 2009 are currently under audit by the Internal Revenue Service. While we do not expect any material adverse tax treatment to derive from this audit, the potential financial statement impact cannot be estimated at this time. An unfavorable outcome from any tax audit could result in higher tax costs, penalties and interest, thereby negatively and adversely impacting financial condition, results of operations or cash flows.

We have expanded operations in China and may possibly expand to other international markets, in addition to our United Kingdom and Canadian operations, in which we may have limited experience.

We have developed a Bankrate website written in Chinese for the Chinese market and websites for consumers located in the United Kingdom and Canada. In the event that we expand into other international markets, we will have only limited experience in marketing and operating our products and services in those markets. Expansion into international markets requires significant management attention and financial resources, may require the attraction, retention and management of local offices or personnel, and requires us to tailor our services and information to the local market as well as to adapt to local cultures, languages, regulations and standards. Certain international markets may be slower than domestic markets in adopting the Internet as an advertising and commerce medium or in developing telecommunications or Internet infrastructure and so our operations in international markets may not develop at a rate that supports our level of investment. In addition, international consumers may not adopt the Internet for personal finance content at all or as quickly as U.S. consumers.

Our international operations are subject to increased risks which could harm our business, operating results and financial condition.

We face certain risks inherent in doing business internationally, including:

•	trade barriers and changes in trade regulations;

•	difficulties in developing, staffing and simultaneously managing foreign operations as a result of distance, language, and cultural differences;

•	restrictions on the use of or access to the Internet;

•	longer payment cycles;

•	credit risk and higher levels of payment fraud;

•	currency exchange rate fluctuations;

•	political or social unrest or economic instability;

•	seasonal volatility in business activity;

•	risks related to government regulation or required compliance with local laws in certain jurisdictions, including labor laws; and

•	potentially adverse tax consequences.

One or more of these factors could harm our future international operations and consequently, could harm our brand, business, operating results, and financial condition.

Fraudulent Internet transactions, consumer identity theft, security breaches and privacy concerns could hurt our revenues and reputation.

If consumers experience identity theft, data security breaches or fraud after clicking through one of our websites to apply for credit cards on the websites of credit card issuers or insurance on the websites of insurance agents or carriers, we may be exposed to liability, adverse publicity and damage to our reputation. To the extent that credit card fraud or identity theft causes a general decline in consumer confidence in financial transactions over the Internet, our revenues could decline and our reputation could be damaged. If consumers are reluctant to use our websites because of concerns over data privacy or credit card fraud, our ability to generate revenues would be impaired. Our revenues would also decline if changes in industry standards, regulations or laws deterred people from using the Internet to conduct transactions that involve the transmission of confidential information, such as applying for credit cards. In addition, if technology upgrades or other expenditures are required to prevent security breaches of our network, boost general consumer confidence in financial transactions over the Internet, or prevent credit card fraud and identity theft, we may be required to expend significant capital and other resources. Further, advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments could result in a compromise or breach of the algorithms we use to protect consumers’ and customer companies’ confidential information, which could have a material adverse effect on our business.

Future government regulation of the Internet is uncertain and subject to change.

As Internet commerce continues to evolve, increasing regulation by federal or state agencies or foreign governments may occur. Such regulation is likely in the areas of privacy, pricing, content and quality of products and services. Additionally, taxation of Internet use or electronic commerce transactions may be imposed. Any regulation imposing fees for Internet use or electronic commerce transactions could result in a decline in the use of the Internet and the viability of Internet commerce, which could have a material adverse effect on our business.

If we fail to detect click-through fraud or unscrupulous advertisers, we could lose the confidence of our other advertisers and all or part of their business, thereby causing our business to suffer.

We are exposed to the risk of fraudulent clicks on our advertisements and this may result in us receiving advertising fees that are not the result of clicks generated by consumers. Click-through fraud occurs when a person clicks on an advertisement displayed on our websites in order to generate revenue to us and to increase the cost for the advertiser. If we were unable to detect this fraudulent activity and find new evidence of past fraudulent clicks, we may have to issue refunds retroactively of amounts previously paid to us. In addition, if fraudulent clicks are not detected, the affected advertisers may experience a reduced return on their investment in our advertising programs because the fraudulent clicks would not lead to potential revenue for the advertisers.

We are also exposed to the risk that advertisers who advertise on our website will advertise interest rates or other terms on a variety of financial products that they do not intend to honor. Such “bait and switch” activity encourages consumers to contact fraudulent advertisers over legitimate advertisers because the fraudulent advertisers claim to offer better interest rates or other terms.

Both “bait and switch” and click-through fraud would negatively affect our profitability, and could hurt our reputation and our brand. This could lead the advertisers to become dissatisfied with our advertising programs, which could lead to loss of advertisers and revenue.

Consumers are increasingly using non-PC devices to access the Internet, and our online network may not be accepted by such users.

The number of individuals who access the Internet through devices other than a personal computer, such as tablets and smartphones, has increased dramatically. Our online network was designed for rich, graphic environments such as those available on desktop and laptop computers. The lower resolution, functionality and memory associated with alternative devices currently available may make access of our online network through such devices difficult. If consumers find our online network difficult to access through alternative devices or our competitors develop product offerings that are better adapted to or more easily accessible through alternative devices, we may fail to capture a sufficient share of an increasingly important portion of the market for online services and may fail to attract both advertisers and Internet traffic.

We may be limited or restricted in the way we establish and maintain our online relationships by laws generally applicable to our business, or we may be required to obtain certain licenses.

State, federal and foreign lending laws and regulations generally require accurate disclosure of the critical components of credit costs so that consumers can readily compare credit terms from various lenders. In addition, these laws and regulations impose certain restrictions on the advertisement of these credit terms. The Office of the Comptroller of the Currency regulates certain credit card marketing and account management practices and prohibits deceptive acts, claims or practices in the marketing of credit cards. Because we are an aggregator of rate and other information regarding many financial products, including credit cards, we may be subject to some of these laws and regulations and we may be held liable under these laws and regulations for information contained on our website. We believe that we have structured our websites to comply with these laws and regulations as are currently in effect. Because of uncertainties as to the applicability of some of these laws and regulations to the Internet and, more specifically, to our type of business, and considering that our business has evolved and expanded in a relatively short period of time, we may not always have been, and may not always be, in compliance with all applicable federal and state laws and regulations. Although we believe we have structured our websites to comply with these laws and regulations, we may be found to be in violation of such laws and regulations. If we are found to be in violation of any applicable laws or regulations, we could be subject to administrative enforcement actions and fines, class action lawsuits, cease and desist orders, and civil and criminal liability. If these laws and regulations are changed, or if new laws or regulations are enacted, these events could prohibit or substantially alter the content we provide on our websites. Moreover, such events could materially and adversely affect our business, results of operations and financial condition.

We are also required to obtain licenses from various states to conduct parts of our business. In the case of our Bankrate Select offering, many states require licenses to solicit, broker or make loans secured by residential mortgages and other consumer loans to residents of those states. Licenses or rights currently held by us may be revoked prior to their expiration, or we may be unable to renew such licenses. In addition, we may not be granted new licenses or rights for which we may be required to apply for from time to time in the future. Furthermore, because the licensing laws of each state change frequently and their applicability is difficult to determine, we may unknowingly operate Bankrate Select without a required license.

Deterioration in general economic conditions and difficult market conditions may adversely affect the financial services industry and harm our revenue opportunities, business and financial condition.

General downward economic trends, reduced availability of commercial credit and increasing unemployment negatively impact the credit performance of commercial and consumer credit. Concerns over the stability of the financial markets and the economy have resulted, and may result in the future, in decreased lending by financial institutions to their customers and to each other. While there have been signs of recovery, these macroeconomic developments have affected and may continue to negatively affect our business and financial condition. Economic pressure on consumers and businesses and declining confidence in the financial markets would likely cause a decrease in the demand for advertising financial products and services. Additionally, advertising expenditures tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. Since we derive most of our revenues from selling advertising, deterioration in economic conditions could cause decreases in or delays in advertising spending and would be likely to reduce our revenue and negatively impact our short term ability to grow our revenues.

Our substantial indebtedness could adversely affect our financial flexibility and prevent us from fulfilling our obligations under the Notes and Revolving Credit Agreement.

We have, and will continue to have, a significant amount of indebtedness. As of December 31, 2011, our total indebtedness was $193.6 million, net of unamortized discount comprised of the Notes in an aggregate principal amount of $195.0 million. On a pro forma basis, giving effect to the 2010 acquisitions of NetQuote and CreditCards (the “2010 Acquisitions”), the issuance of the Notes, the Recapitalization and 2011 Merger (as defined below), the Initial Public Offering and the Notes Redemption (as defined below) as if each had occurred on January 1, 2010, our pro forma interest expense for the year ended December 31, 2011 and the year ended December 31, 2010 was $25.6 million and $28.0 million, respectively. Our substantial level of indebtedness increases the risk that we may be unable to generate cash sufficient to invest in our business at an appropriate level, thereby making it more difficult to pay amounts due in respect of our indebtedness. Our substantial indebtedness could have other important consequences to you and significant effects on our business. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to other contractual and commercial commitments;

•

limit our ability to obtain additional financing amounts to fund working capital, capital expenditures, debt service requirements, execution of our business strategy, or acquisitions and other purposes;

•	require us to dedicate a substantial portion of our cash flow from operations to pay principal and interest on our debt, which would reduce the funds available to us for other purposes;

•

make us more vulnerable to adverse changes in general economic, industry and competitive conditions, changes in government regulation and changes in our business by limiting our flexibility in planning for, and making it more difficult for us to react quickly to, changing conditions;

•	place us at a competitive disadvantage compared to our competitors that have less debt;

•

expose us to risks inherent in interest rate fluctuations because some of our borrowings are at variable rates of interest, which could result in higher interest expenses in the event of increases in interest rates; and

•

make it more difficult to satisfy our financial obligations, including payments on the Notes and amounts outstanding from time to time under the senior secured revolving credit facilities governed by the Revolving Credit Agreement (the “Revolving Credit Facilities”).

In addition, the Indenture and the Revolving Credit Agreement each contain, and the agreements evidencing or governing other future indebtedness may contain, restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness.

We may not be able to generate sufficient cash to service all of our indebtedness, including the Notes, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful or if successful, could adversely impact our business.

Our ability to make scheduled payments on or to refinance our debt obligations, including the Notes, depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. On a pro forma basis taking into account the Initial Public Offering and the use of proceeds thereof, but not giving effect to the Company’s exchange of its outstanding unregistered Notes for an equal principal amount of registered Notes (the “Exchange Offer”), our current debt service obligations are currently $22.9 million per year. In addition, we entered into the Revolving Credit Facilities described below, which when drawn in the future would increase the amount of our current debt service obligations. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to fund our day-to-day operations or to pay the principal, premium, if any, and interest on our indebtedness, including the Notes.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to sell assets or operations, seek additional capital or restructure or refinance our indebtedness, including the Notes. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet our scheduled debt service obligations. The Indenture and the Revolving Credit Agreement each restrict, and any of our other future debt agreements may restrict, our ability to dispose of assets and use the proceeds from any such dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

In addition, we conduct our operations through our subsidiaries, certain of which may not be guarantors of the Notes or guarantors of our other indebtedness. Accordingly, repayment of our indebtedness, including the Notes, is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are Guarantors of the Notes, our obligations from time to time under the Revolving Credit Agreement or any future indebtedness, our subsidiaries do not have any obligation to pay amounts due on the Notes or under the Revolving Credit Agreement or to make funds available for such purposes. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness, including the Notes. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. Although the Indenture and the Revolving Credit Agreement do, and other future debt agreements may, limit the ability of certain of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are, or in the case of future debt agreements may be, subject to certain qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness, including the Notes.

Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations.

If we cannot make scheduled payments on our debt, we will be in default and, as a result, holders of Notes or our other indebtedness could declare all outstanding principal and interest to be due and payable and we could be forced into bankruptcy or liquidation.

Despite restrictions in the Indenture and the Revolving Credit Facilities, we may still be able to incur additional indebtedness. This could increase the risks associated with our leverage, including the ability to service our indebtedness.

We may be able to incur additional indebtedness pursuant to the Indenture and the Revolving Credit Agreement in the future, including additional secured indebtedness. As of December 31, 2011, we were able to incur up to an additional $425.6 million of indebtedness, of which up to $299.0 million could be secured indebtedness, pursuant to the Indenture. Although covenants under the Indenture and the Revolving Credit Agreement limit our ability and the ability of our present and future subsidiaries to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions could be substantial. The Indenture and the Revolving Credit Agreement also allow us to incur certain additional secured debt and allow our foreign restricted subsidiaries and our future unrestricted subsidiaries to incur additional debt, which would be structurally senior to the Notes and amounts outstanding from time to time under the Revolving Credit Facilities. In addition, the Indenture and the Revolving Credit Agreement do not prohibit us from incurring obligations that do not constitute indebtedness as defined therein. To the extent that we incur additional indebtedness or such other obligations, the risk associated with substantial additional indebtedness described above, including our possible inability to service our debt will increase.

Risks Related to Ownership of Shares of Our Securities

We are a “controlled company” within the meaning of New York Stock Exchange rules and, as a result, qualify for, and intend to rely on, exemptions from certain corporate governance requirements applicable to non-controlled companies.

Apax VII Funds controls a majority of our voting common stock. As a result, we will continue to be a “controlled company” within the meaning of the New York Stock Exchange corporate governance standards. Under the New York Stock Exchange rules, a company of which more than 50% of the outstanding voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain stock exchange corporate governance requirements, including:

•	the requirement that a majority of the board of directors consists of independent directors;

•	the requirement that nominating and corporate governance matters be decided solely by independent directors; and

•	the requirement that employee and officer compensation matters be decided solely by independent directors.

We intend to continue to utilize these exemptions. As a result, we will not have a majority of independent directors nor will our nominating and corporate governance and compensation functions be decided solely by independent directors and we will not be required to have an annual performance evaluation of the nominating and corporate governance and compensation committees. See “Management.” Accordingly, you will not have the same protections afforded to holders of securities of companies that are subject to all of the New York Stock Exchange corporate governance requirements.

Item 1B.	Unresolved Staff Comments

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2011 fiscal year and that remain unresolved.

Item 2.	Properties

Our principal administrative, sales, Internet operations, marketing and research functions are located in one leased facility in North Palm Beach, Florida. The lease is for approximately 21,000 square feet of office space and expires in November 2015, with an option to renew for one additional 5-year term. We also have substantial facilities located in Denver, Colorado where we lease approximately 16,000 square feet of office space under a lease expiring in January 2014, and in Austin, Texas where we lease approximately 10,000 square feet of office space under a lease expiring in July 2013. In addition to these facilities, we lease approximately 25,000 square feet of office space at various properties in the United States and 3,200 square feet in China, and sublease a facility in Colchester, England. These leases expire at various times. We also currently operate our online network and supporting systems on servers at secure third-party co-locations, including facilities in Atlanta, Georgia, Austin, Texas and Denver, Colorado. We believe we can relocate any of our facilities without significant cost or disruption. We use the properties for administration, sales, operations, and business development.

Item 3.	Legal Proceedings

The information with respect to legal proceedings is incorporated by reference from Note 8 of our Consolidated Financial Statements included herein.

Item 4.	Reserved

None.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been listed on the New York Stock Exchange under the symbol “RATE” since June 17, 2011. Prior to that time, there was no public market for our stock. The following table sets forth for the indicated periods the high and low sales prices per share for our common stock on the New York Stock Exchange.

Fiscal Quarter Ended	High	Low
June 30, 2011 (From June 17, 2011)	$17.00	$13.81
September 30, 2011	$18.89	$13.38
December 31, 2011	$21.94	$13.78

Holders of Record

As of December 31, 2011, there were approximately 343 stockholders of record of our Class A common stock, and the closing price of our common stock was $21.50 per share as reported by the New York Stock Exchange. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have not declared or paid any dividends on our common stock. We currently intend to retain all of our future earnings, if any, for use in our business and do not anticipate paying any cash dividends for the common stock in the foreseeable future. Our ability to pay dividends on our common stock is currently limited by the covenants of our Notes and Revolving Credit Facilities and may be further restricted by the terms of any future debt or preferred securities. Payments of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our business, operating results and financial condition, current and anticipated cash needs, plans for expansion and any legal or contractual limitations on our ability to pay dividends.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on an initial investment of $100 in our common stock between June 17, 2011 (the date of our Initial Public Offering) and December 31, 2011, with the comparative cumulative total return of such amount on the NYSE Market Index, over the same period. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The graph assumes our closing sales price on June 17, 2011 of $15.34 per share as the initial value of our common stock.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

The information presented above in the stock performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, except to the extent that we subsequently specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act of 1933, as amended, or a filing under the Securities Exchange Act of 1934, as amended.

Use of Proceeds from Public Offering of Common Stock

Initial Public Offering

In June 2011, we completed the Initial Public Offering of shares of our common stock. We raised a total of $170.3 million after deducting underwriting discounts of $11.3 million and offering costs of $5.9 million. We used approximately $123.0 million of the net proceeds from the Initial Public Offering to pay down debt and related interest and for other general corporate purposes, including financing our growth. The offer and sale of all of the shares in the Initial Public Offering, including 12,500,000 shares to be sold by the Company, 7,500,000 shares to be sold by certain stockholders of the Company at the time, 3,000,000 shares to be sold by such selling stockholders upon the exercise of the underwriters option to purchase additional shares, for an aggregate offering price of $345.0 million, were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-173550), which was declared effective by the SEC on June 16, 2011.

Secondary Offering

In December 2011, certain of the Company’s existing stockholders sold 14,375,000 shares of common stock at a public offering price of $17.50 per share, including 1,875,000 shares sold upon the exercise of the underwriters’ option to purchase additional shares, for an aggregate offering price of $251.6 million. Goldman Sachs & Co. and Merrill Lynch, Pierce, Fenner, & Smith Incorporated were the joint bookrunning managers and representatives of the offering. The Company did not receive any of the proceeds from the sale of the shares in the Secondary Offering. The offer and sale of all of the shares in the Secondary Offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-178132), which was declared effective by the SEC on December 6, 2011 and pursuant to Rule 424(b)(1), for which, the associated prospectus was filed on December 7, 2011. The Company incurred expenses of $2.2 million in connection with the Secondary Offering and these expenses have been recorded in acquisition, offering and related expenses and related party fees.

Recent Sale of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Equity Compensation Plan Information

The following table sets forth certain information relating to the shares of common stock that may be issued under our stock-based incentive plans at December 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by securities holders	5,000,000	$15.09	7,007,865

Total	5,000,000	$15.09	7,007,865

See Note 3 in Notes to Consolidated Financial Statements in Item 8.

For information on the features of the Company’s equity compensation plan, see Management’s Discussion and Analysis of Financial Condition and Results of Operations-Significant Developments-Stock Based Compensation

Item 6.	Selected Financial Data

The following table presents our selected historical consolidated financial data. The consolidated statements of operations data for the years ended December 31, 2010, and 2011 and the periods from January 1, 2009 to August 24, 2009 and the period from July 17, 2009 to December 31, 2009 and the consolidated balance sheet data at December 31, 2010, and 2011 are derived from our audited consolidated financial statements appearing in Item 8 of this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2007 and 2008, and the consolidated balance sheet data at December 31, 2007, 2008, and 2009, are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. As a result of the Bankrate Acquisition, our financial results were separately presented in our financial statements for the “Predecessor” entity for periods prior to the acquisition date of August 25, 2009. As a result, periods prior to August 25, 2009 are not necessarily comparable to periods after that date. In June 2011, Holdings merged with Bankrate, with the surviving corporation retaining the name “Bankrate, Inc.”. This merger was accounted for as a common control merger and in a manner similar to pooling of interests. Accordingly, Holdings and Bankrate were consolidated retroactively in the “Successor” entity beginning July 17, 2009, the date of inception of Holdings. Holdings had no activity during the period July 17, 2009 to August 24, 2009.

The information set forth below should be read in conjunction with our consolidated financial statements and the related notes thereto, included elsewhere in this Annual Report, and the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Predecessor			Successor
(In thousands, except share and per share data)	2007(1)	2008 (2)	Period from January 1, 2009 through August 24, 2009	Period from July 17, 2009 through December 31, 2009	2010 (3)	2011 (4)
Statement of Operations Data:
Revenue	$95,592	$166,855	$87,646	$43,837	$220,598	$424,200
Cost of revenue	23,704	64,132	35,333	18,669	85,326	143,155
Stock-based compensation-cost of revenues	2,143	1,963	2,958	—	—	445

Gross margin	69,745	100,760	49,355	25,168	135,272	280,600

Operating expenses:
Sales	5,050	6,891	4,566	2,555	8,624	12,230
Marketing	7,845	12,437	5,958	3,629	23,672	85,368
Product development	3,853	6,067	4,336	2,546	8,722	13,535
General and administrative	13,554	19,242	10,919	5,905	22,991	34,474
Stock based compensation	9,066	11,454	19,556	—	—	5,064
Acquisition, offering and related expenses and related party fees	—	—	34,562	4,936	17,390	44,248
Restructuring charges	—	—	—	—	3,288	1,272
Impairment charges	—	2,433	—	—	—	—
Legal settlement	—	—	—	—	1,646	—
Depreciation and amortization	2,731	9,134	8,294	9,789	35,226	43,536

	42,099	67,658	88,191	29,360	121,559	239,727

Income (loss) from operations	27,646	33,102	(38,836)	(4,192)	13,713	40,873
Other expense	—	—	—	—	(306)	—
Interest income (expense), net	6,688	1,562	30	(12,093)	(38,455)	(32,078)
Loss on redemption of senior secured notes	—	—	—	—	—	(16,629)

Income (loss) before income taxes	34,334	34,664	(38,806)	(16,285)	(25,048)	(7,834)
Income tax expense (benefit)	14,280	15,043	(4,222)	(6,509)	(3,651)	5,588

Net income (loss)	$20,054	$19,621	$(34,584)	$(9,776)	$(21,397)	$(13,422)

Other Financial Data
Basic and diluted net income loss per share:
Basic	$1.09	$1.04	$(1.83)	$(0.22)	$(0.30)	$(0.14)
Diluted	1.04	1.01	(1.83)	(0.22)	(0.30)	(0.14)
Weighted average common shares outstanding:
Basic	18,423,414	18,848,125	18,862,259	43,692,073	71,494,223	94,160,687
Diluted	19,356,039	19,498,209	18,862,259	43,692,073	71,494,223	94,160,687

Adjusted EBITDA (5)	$41,586	$55,653	$26,534	$10,533	$71,263	$135,438

Cash Flow Data:
Net cash provided by operating activities	$28,299	$42,650	$25,288	$14,233	$31,236	$48,315
Net cash provided by (used in) investing activities	67,685	(119,779)	(13,600)	(506,128)	(372,988)	(96,228)
Net cash provided by (used in) financing activities	15,849	(1,874)	1,567	569,585	379,023	(11,221)
Balance Sheet Data:
Short-term investments	—	—	—	—	—	—
Working capital	139,437	48,874	60,754	27,736	65,141	87,681
Intangible assets, net	27,485	83,347	76,533	224,372	365,745	378,240
Goodwill	43,720	101,856	101,886	349,749	559,168	595,522
Total assets	228,354	270,750	289,640	706,368	1,125,627	1,137,412
Total stockholder’s equity	217,266	248,430	237,927	323,240	626,056	788,462

(1)	Includes the acquired assets and liabilities of Nationwide Card Services, Inc. (owner of NCS) and Savingforcollege.com, LLC, (owner of SFC) from the respective dates of acquisition.
(2)	Includes the acquired assets and liabilities of Blackshore Properties, Inc. (owner of Bankaholic), LinkSpectrum Co. (owner of CCG), InsureMe, Inc. (owner of InsureMe) and Lower Fees (owner of Fee Disclosure) from the respective dates of acquisition.
(3)	Includes the acquired stock of NetQuote Holdings, Inc. (owner of NetQuote) and CreditCards.com, Inc. (owner of CreditCards.com), and acquired assets and liabilities of InfoTrak National Data Services (owner of InfoTrak), Jim Wang Enterprises, LLC (owner of Bargaineering) and InsuranceQuotes.com Development, LLC (owner of InsuranceQuotes) from respective dates of the acquisition.
(4)	Includes the acquired assets and liabilities of Trouve Media, Inc. and InsWeb Corporation from respective dates of acquisition.

(5)	Adjusted EBITDA represents income from operations (before consideration of income taxes, interest, loss on redemption of senior secured notes and other expense) adjusted to exclude legal settlement, acquisition, offering and related expenses and related party fees, restructuring charges, stock-based compensation and depreciation and amortization. Adjusted EBITDA is a supplemental measure of our performance and is not a measurement of our performance under GAAP and should not be considered as an alternative to net income or other performance measures derived in accordance with GAAP, or as an alternative to cash flow from operating activities as a measure of our liquidity. Management believes that the presentation of Adjusted EBITDA provides useful information to investors regarding our results of our operations because it assists in analyzing and benchmarking the performance and value of our business. Our determination of Adjusted EBITDA may differ from the way other companies may calculate Adjusted EBITDA. The following table reconciles the Company’s income from operations to Adjusted EBITDA.

(In thousands)	Predecessor			Successor
	2007	2008	Period from January 1, 2009 through August 24, 2009	Period from July 17, 2009 through December 31, 2009	2010	2011

Income from operations, GAAP basis	$27,646	$33,102	$(38,836)	$(4,192)	$13,713	$40,873
Legal settlement	—	—	—	—	1,646	—
Acquisition, offering and related expenses and related party fees	—	—	34,562	4,936	17,390	44,248
Restructuring charges	—	—	—	—	3,288	1,272
Stock based compensation	11,209	13,417	22,514	—	—	5,509
Depreciation and amortization	2,731	9,134	8,294	9,789	35,226	43,536

Adjusted EBITDA	$41,586	$55,653	$26,534	$10,533	$71,263	$135,438

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our results of operations and financial condition with the “Selected Financial Data” and the financial statements and related notes included elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs, and that involve numerous risks and uncertainties, including, but not limited to, those described in the “Cautionary Statement Concerning Forward-Looking Statements” and “Risk Factors” sections of this Annual Report. Actual results may differ materially from those contained in any forward-looking statements. See “Cautionary Statement Concerning Forward-Looking Statements.”

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

We generate revenue through the sale of leads in the mortgage, credit card and insurance vertical categories. Through Bankrate Select we sell leads to mortgage lenders. Through Nationwide Card Services, CreditCardGuide.com, and CreditCards.com, we sell leads to credit card issuers. Through InsWeb, InsureMe.com and NetQuote, we sell leads to insurance agents and insurance carriers. We generate revenue on a per-lead basis based on the actual number of qualified insurance leads generated, and on a per-action basis for credit card applications (i.e., upon approval or completion of an application). Leads are generated not only organically within the Bankrate network of websites, but also through our various affiliate networks, via co-brands, and through display advertisements. We sell to advertisers targeting a specific audience in a city or state and also to national advertisers targeting the entire country.

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

Lead generation, display advertisements and hyperlink listings, which we refer to as online revenue, represented approximately 98% and 97% of our revenue for the years ended December 31, 2011 and 2010, respectively. We also derive revenue through the sale of print advertisements and the distribution (or syndication) of our editorial content, which we refer to as print publishing and licensing revenue.

Significant Developments

Revolving Credit Facilities

On June 10, 2011, we entered into Revolving Credit Facilities in an aggregate amount of $100.0 million, consisting of two tranches, tranche A for $30.0 million which matures on July 15, 2015 and tranche B for $70.0 million which matures on April 15, 2015. Our obligations under the Revolving Credit Facilities are guaranteed by each direct and indirect, existing and future, domestic restricted subsidiary that guarantees our obligations under the Notes. The obligations under such credit facilities are equally and ratably secured by liens on the same collateral that secures our Senior Secured Notes (it being understood that upon any enforcement of remedies resulting in the realization of proceeds from such collateral, up to $30.0 million of revolving tranche A loans under the tranche A facility would be paid in full first before applying any such amount to pay the Notes and the tranche B revolving loans under the tranche B credit facility on a pari passu basis). The Revolving Credit Agreement governing such credit facilities contain terms generally commensurate with issuers of the same debt rating, and our ability to draw down any such credit facilities is subject to certain limitations, including that at the time of and immediately after giving effect to such drawing and the application proceeds thereof the Consolidated Secured Debt Ratio (as defined in the Revolving Credit Agreement) on a pro forma basis shall not exceed 3.50:1.00.

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

Interest accrues daily and is payable in arrears for both base rate and Eurodollar loans. For base rate loans, interest is payable on the last business day of March, June, September and December. For Eurodollar loans interest is payable on electable periods of one, two, three or six months (or, if each affected lender so agrees, nine or twelve months). As of December 31, 2011, the Company had $100.0 million available for borrowing under the Revolving Credit Facilities and there were no amounts outstanding, nor did the Company incur any interest during the year ended December 31, 2011.

The Revolving Credit Agreement contains customary financial and other covenants, including maximum consolidated leverage ratio of 4.50:1.00 and in certain instances 4.25:1.00. In addition, the Company is subject to covenants limiting incurrence of debt, liens on properties, investments, loans and advances, mergers and consolidations, asset sales, dividends and transactions with affiliates. The Company was in compliance with all required covenants as of December 31, 2011.

Initial Public Offering

Pursuant to the Initial Public Offering, on June 22, 2011, the Company and certain of its existing stockholders sold 22,994,455 shares of common stock at a public offering price of $15.00 per share, including 2,994,455 shares sold by certain of its existing stockholders upon the exercise of the underwriters’ option to purchase additional shares. The Company’s shares are traded on the New York Stock Exchange (“NYSE”) under the symbol “RATE.” The offer and sale of all of the shares in the Initial Public Offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-173550), which was declared effective by the SEC on June 16, 2011. Our portion of the net proceeds from the Initial Public Offering was approximately $170.3 million after deducting underwriting discounts of $11.3 million and offering costs of $5.9 million. In addition, during the year ended December 31, 2011, we incurred costs associated with the Initial Public Offering and S-4 registration statement in relation to our Exchange Offer, which included $34.7 million to

Apax Partners, L.P. for termination of monitoring fees, merger and acquisition advisory services, Initial Public Offering services for secondary shares, exchange offer advisory services, and other services provided to Bankrate’s management. The payment to APAX has been recorded in the following manner: $30.0 million as a part of acquisition, offering and related expenses and related party fees, $3.8 million netted against the Initial Public Offering proceeds and $917,000 to deferred financing costs.

We used approximately $123.0 million of the net proceeds from the offering to repay the principal and accrued interest on our Senior Secured Notes. We used the balance of the net proceeds from the Initial Public Offering for other general corporate purposes, including financing our growth.

As part of the 22,994,455 shares of common stock sold in the Initial Public Offering, 10,494,455 shares of common stock were sold by certain existing stockholders at a public offering price of $15.00 per share, including 2,994,455 shares sold by the selling stockholders upon the exercise of the underwriters’ option to purchase additional shares. The Company did not receive any of the proceeds from the sale of such shares by the selling stockholders.

Secondary Offering

In December 2011, certain of the Company’s existing stockholders sold 14,375,000 shares of common stock at a public offering price of $17.50 per share, including 1,875,000 shares sold upon the exercise of the underwriters’ option to purchase additional shares. The Company did not receive any of the proceeds from the sale of the shares in the Secondary Offering. The offer and sale of all of the shares in the Secondary Offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-178132), which was declared effective by the SEC on December 6, 2011 and pursuant to Rule 424(b)(1), for which, the associated prospectus was filed on December 7, 2011.

2011 Merger and Recapitalization

On June 21, 2011, Holdings, our former parent company, merged with and into the Company with the Company surviving the merger (“2011 Merger”). In connection with the 2011 Merger, Holdings underwent an internal recapitalization in which all preferred and common shares of Holdings were exchanged for shares of a single series of common stock of Holdings (the “Recapitalization”). As a result of the Recapitalization and 2011 Merger, all preferred and common stock (other than restricted stock) of the Company were cancelled and all shares of common stock of Holdings were converted into common stock of the Company. Immediately following the Recapitalization and 2011 Merger, the Company had 87,500,000 shares of common stock issued and outstanding, including 120,135 shares of restricted stock. The surviving corporation in the 2011 Merger retained the name “Bankrate, Inc.” The 2011 Merger was accounted for as a common control merger and in a manner similar to a pooling of interests. Accordingly, Holdings and Bankrate were consolidated retroactively to the earliest Successor period presented, using the historical cost basis of each entity. The common stock, per common share, and increase in authorized share amounts in these consolidated financial statements and notes to consolidated financial statements have been presented to retroactively reflect these transactions to the earliest Successor period presented.

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

Senior Secured Notes

On June 30, 2011, in accordance with the terms of the Indenture, the Company used approximately $123.0 million of the proceeds from the Initial Public Offering to redeem $105.0 million aggregate principal amount of the outstanding Notes and to pay interest accrued in the amount of $5.7 million on the portion of the outstanding

Notes up to but not including the date of redemption and the required optional redemption premium under the Indenture (the “Notes Redemption”). As a result of the Notes Redemption, the Company incurred charges of approximately $16.6 million during the year ended December 31, 2011, including charges of approximately $828,000 and $3.5 million for the write-off of unamortized original issue discount and deferred financing cost, respectively, and $12.3 million for the redemption fee. These charges are recorded within loss on redemption of Notes on the consolidated statements of operations. The Company had a balance of approximately $193.6 million and $297.4 million in Notes, net of unamortized discount as of December 31, 2011 and 2010, respectively, on the consolidated balance sheet.

On August 1, 2011, the Company completed the Exchange Offer pursuant to which all of the Notes, which were issued without registration under the Securities Act of 1933, were exchanged for a new issue of substantially identical Notes registered under the Securities Act.

Stock Based Compensation

The Company’s stock based compensation program is a long-term retention program that is intended to attract, retain and provide incentives for directors, officers and employees in the form of non-qualified stock options and restricted stock.

In June 2011, the Company established the 2011 Equity Compensation Plan (the “2011 Plan”) to grant stock based awards for up to 12,120,000 shares of our common stock. Under the 2011 Plan, the Board of Directors or its delegate has the sole authority to determine who receives such grants, the type, size and timing of such grants, and to specify the terms of any non-competition agreements relating to the grants. The purpose of the 2011 Plan is to advance our interests by providing eligible participants in the Plan with the opportunity to receive equity-based or cash incentive awards, thereby aligning their economic interests with those of our stockholders.

We account for stock based compensation in accordance with ASC 718 Compensation—Stock Compensation (“ASC 718”). Under the fair value recognition provisions of ASC 718, stock based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. See Note 3 in the Notes to Consolidated Financial Statements for further information regarding our stock based compensation assumptions and expense.

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

Since demand for financial services is generally correlated to the growth of the economy, financial institutions’ online and traditional marketing spend is expected to increase as a result. In the recent recession, uncertainty for our financial services advertisers caused their advertising budgets to decline. Beginning in mid-2010, we began to experience initial signs of increased activity by consumers in the form of increased visits to our websites and page views, as well as more demand for our advertising products by our advertising customers. For example, commencing in 2010, major credit card companies increased advertising and lead generation spending after significantly cutting their budgets in 2008 and 2009. We believe our end markets are well positioned to experience healthy growth in the coming years given the anticipated economic rebound and improving macroeconomic trends.

Key Initiatives

We are focused on several key initiatives to drive our business:

•	increasing the visitor traffic to our online network of websites;

•	optimizing the revenue of our cost-per-thousand-impressions and cost-per-click models on our online network including the integration of the new acquisitions;

•	revenue optimization associated with the new look, design and functionality of our mortgage and deposit cost-per-click rate tables;

•	enhancing search engine marketing (“SEM”) and keyword buying to drive targeted impressions into our online network;

•	expanding our co-brand and affiliate footprint;

•	broadening the breadth and depth of the personal finance content and products that we offer on our online network;

•	containing our costs and expenses; and

•	continuing to integrate our recent acquisitions to maximize synergies and efficiencies.

Basis of Presentation

As a result of the Bankrate Acquisition, we present separately the financial results for the “Predecessor” entity for periods prior to the acquisition date of August 25, 2009. As a result of the 2011 Merger and Recapitalization, Holdings and the Company were consolidated retroactively in the “Successor” entity, beginning July 17, 2009, the date of inception of Holdings. References to “Bankrate,” the “Company,” “we,” “us” and “our” in this Management’s Discussion and Analysis refer to our operations and to our consolidated subsidiaries for both the Predecessor and Successor periods. The impact of the Bankrate Acquisition and related purchase accounting had no effect on the Company’s revenue or operating expenses other than depreciation and amortization. Depreciation and amortization is not comparable between Predecessor and Successor periods due to our tangible and intangible assets being recorded at fair value in purchase accounting, resulting in different bases in and the depreciation and amortization of these assets between the Predecessor and Successor periods.

Revenue

The amount of advertising we sell is a function of (1) the number of visitors to our online network and our affiliates’ websites, (2) the number of ad pages we serve to those visitors, (3) the click through rate of visitors on hyperlinks, (4) the number of advertisements per page, (5) the rate at which consumers apply for financial product offerings, and (6) advertiser demand.

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

Print Publishing and Licensing Revenue

Print publishing and licensing revenue represent advertising revenue from the sale of advertising in our Mortgage Guide (formerly called the Consumer Mortgage Guide) and CD & Deposit Guide, rate tables, newsletter subscriptions, and licensing of research information.

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

Operating Expenses

Sales

Sales costs represent direct selling expenses, principally for online advertising, and include compensation and benefits, sales commissions, allocated overhead, and stock based compensation expense.

Marketing

Marketing expenses represent expenses associated with expanding brand awareness of our products and services to consumers and include SEM expense, print and Internet advertising, marketing and promotion costs, and stock based compensation expense.

Product Development

Product development costs represent compensation and benefits related to site development, network systems and telecommunications infrastructure support, programming, new product design and development, other technology costs, and stock based compensation expense.

General and Administrative

General and administrative expenses represent compensation and benefits for executive, finance and administrative personnel, professional fees, stock based compensation expense, allocated overhead and other general corporate expenses.

Acquisition, Offering and Related Expenses and Related Party Fees

Acquisition, offering and related expenses represent direct expenses incurred as a result of the Bankrate Acquisition expenses related to our acquisitions, fees associated with our various offerings (Initial Public Offering, Exchange Offer, Secondary Offering, etc.) and advisory fees to our shareholders. Related party fees are described in the section entitled “Certain Relationships and Related Party Transactions.”

Restructuring Costs

Restructuring costs represent costs incurred as a result of terminating or relocating employees or closing office locations.

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

Estimated Useful Life
Trademarks and URLs	3-25 years
Customer relationships	7-15 years
Affiliated network relationships	1-15 years
Developed technologies	3-6 years

Interest (Expense) Income, Net

Interest (expense) income, net primarily consists of expenses associated with our long-term debt, amortization of the debt issuance costs and interest income earned on cash and cash equivalents.

Loss on Redemption of Senior Secured Notes

Loss on redemption of senior secured notes represents additional costs incurred as a result of the redemption of a portion of the Senior Secured Notes.

Income Tax Expense (Benefit)

Income tax expense consists of federal and state income taxes in the United States and taxes in certain foreign jurisdictions.

Critical Accounting Policies

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP, requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenue and expenses during the period. We base our judgments, estimates and assumptions on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. We evaluate our judgments, estimates and assumptions on a regular basis and make changes accordingly. We believe that the judgments, estimates and assumptions involved in the accounting for revenue recognition, income taxes, the allowance for doubtful accounts receivable, stock-based compensation, useful lives of intangible assets and intangible asset impairment, goodwill impairment, acquisition accounting, and contingencies have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Below we discuss the critical accounting estimates associated with these policies. For further information on our critical accounting policies, see Note 2 to our consolidated financial statements included in this Annual Report.

Allowance for Doubtful Accounts Receivable

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to make required payments. We look at historical write-offs and sales growth when determining the adequacy of the allowance. This estimate is inherently subjective because our estimates may be revised as more information becomes available. Should the financial condition of our customers deteriorate, resulting in an impairment of their ability to make payments, or if the level of accounts receivable increases, the need for possible additional allowances may be necessary. Any additions to the allowance for doubtful accounts are recorded as bad debt expense and included in general and administrative expenses. During the years ended December 31, 2011 and 2010, the period from July 17, 2009 to December 31, 2009, and the period from January 1, 2009 to August 24, 2009 we charged approximately $2.7 million, $776,000, $126,000, and $540,000, respectively, to bad debt expense. During the year ended December 31, 2010 and the period from July 17, 2009 to December 31, 2009 we recovered (net of write-offs) $38,000 and $3,000. During the year ended December 31, 2011 and the period from January 1, 2009 to August 24, 2009 we wrote off (net of recoveries) approximately $2.1 million and $659,000, respectively, of accounts deemed uncollectible.

Goodwill Impairment

In accordance with ASC 350, Intangibles—Goodwill and Other, we first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (a likelihood of more than 50%) that the fair value of our reporting unit is less than its carrying amount. We have determined that we have one segment and one reporting unit. We perform this assessment annually, on October 1st of each year, or more frequently, if facts and circumstances warrant a review, at the reporting unit level. If after assessing the qualitative factors, we determine that it is not more likely than not that the fair value of the reporting unit is less than the carrying value then we conclude that we have no goodwill impairment and no further testing is performed, otherwise, we proceed to the two-step process. The first step under the two step process, since the carrying amount of our reporting unit is greater than zero, is to compare the fair value of the reporting unit to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied value, an impairment loss equal to the difference will be recorded. Our impairment evaluations are based on the Company’s single operating segment and reporting unit structure. We performed impairment evaluations in each period presented and concluded that there was no impairment of goodwill.

Impairment of Long-Lived Assets including intangible assets with finite lives

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

We performed impairment evaluations in 2011 and 2010, and concluded that there was no impairment of long-lived assets including intangible assets with finite lives.

Acquisition Accounting

We completed the acquisition of numerous businesses and websites between 2008 and 2010. The acquisition method of accounting requires companies to assign values to assets and liabilities acquired based upon their fair values. In most instances, there is not a readily defined or listed market price for individual assets and liabilities acquired in connection with a business, including intangible assets. The determination of fair value for assets and liabilities in many instances requires a high degree of estimation. The valuation of intangibles assets, in particular, is very subjective. We generally use internal cash flow models. The use of different valuation techniques and assumptions can change the amounts and useful lives assigned to the assets and liabilities acquired, including goodwill and other intangible assets and related amortization expense. We adopted the provisions of ASC 805, Business Combinations, effective January 1, 2009. We applied ASC 805 to business combinations for which the acquisition date was on or after January 1, 2009.

Contingencies

As discussed in Note 8 to our consolidated financial statements, included elsewhere in this Annual Report, various legal proceedings are pending against us.

We record provisions in the consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. Except as discussed in Note 8, at the present time, while it is reasonably possible that an unfavorable outcome in a case may occur, (i) management has concluded that it is not probable that a loss has been incurred; (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome; and (iii) accordingly, management has not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any. Legal defense costs are expensed as incurred.

Revenue Recognition

Online advertising is the sale of advertising, sponsorships, hyperlinks, and lead generation within our online network through Bankrate.com, Interest.com, Bankaholic.com, Mortgage-calc.com, CreditCardGuide.com, Nationwidecardservices.com, Creditcardsearchengine.com, InsuranceQuotes.com, InsureMe.com, Bankrate.com.cn (China), CreditCards.com, CreditCards.ca, NetQuote.com, CD.com, InsWeb.com, InsuranceRates.com, LocalInsuranceAgents.com, MedHealthInsurance.com and AgentInsider.com. The print publishing and licensing business is primarily engaged in the sale of advertising in the Mortgage Guide and CD & Deposit Guide rate tables, newsletter subscriptions, and licensing of research information.

Display Advertising Revenue

Display advertising sales are invoiced monthly at amounts based on specific contract terms predominantly based on the number of impressions actually delivered to the advertiser.

Hyperlink Revenue

We recognize hyperlink revenue monthly for each link based on the number of clicks at the cost per click contracted for during the auction bidding process.

Lead Generation Revenue

For the insurance vertical category, we recognize revenue on a per-lead basis. For the credit card industry, we recognize revenue on a per-action basis. We have also entered into revenue sharing arrangements with our vertical content partners based on the revenue earned from their leads.

Revenue is recorded at gross amounts and partnership payments are recorded in cost of revenue, pursuant to the provisions of ASC Topic 605-45, Reporting Revenue Gross as a Principal versus Net as an Agent.

Print Publishing and Licensing Revenue

We charge for placement in the Mortgage Guide and CD & Deposit Guide in a print publication. Advertising revenue is recognized when the Mortgage Guide and CD & Deposit Guide run in the publication. Revenue from our newsletters is recognized ratably over the period of the subscription, which is generally up to one year. Revenue from the sale of research information is recognized ratably over the contract period.

Revenue for distributing editorial rate tables is recognized ratably over the contract/subscription periods.

Stock Based Compensation

We use the Black-Scholes option pricing model to determine the fair value of our stock options. The determination of the fair value of the awards on the date of grant using an option-pricing model was affected by the price of our common stock, as well as assumptions regarding a number of complex and subjective variables. These variables included expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates, expected dividends and the estimated forfeiture rate.

We estimated the expected term of outstanding stock options by taking the average of the vesting term and the contractual term of the option, as illustrated in ASC 718, Compensation—Stock Compensation. We used the simplified method to estimate the expected term for employee stock option grants as adequate historical experience was not available to provide a reasonable estimate. We estimated the volatility of our common stock by using an average of historical stock price volatility of publicly traded entities that are considered peers to

Bankrate in accordance with ASC 718. The decision to use a weighted average volatility factor of a peer group was based upon the relatively short period of availability of data on actively traded options on our common stock. We based the risk-free interest rate used in the option pricing model on U.S. Treasury constant maturity issues having remaining terms similar to the expected terms of the options. We did not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model. We were required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We used historical data to estimate pre-vesting option forfeitures and record stock based compensation expense only for those awards that were expected to vest. All stock based payment awards were amortized on a straight-line basis over the requisite service periods, which was generally the vesting period.

If factors had changed and we had employed different assumptions for estimating stock based compensation expense in future periods or if we had decided to use a different valuation model, the future periods may have differed significantly from what we recorded in the current period and could have materially affected our results.

Income Tax Expense (Benefit)

We account for income taxes in accordance with Accounting Standards Codification (“ASC”) 740, Income Taxes. Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results, or the ability to implement tax-planning strategies varies, adjustments to the carrying value of the deferred tax assets and liabilities may be required. Valuation allowances are based on the “more likely than not” criteria of ASC 740.

The accounting for uncertain tax positions guidance under ASC 740 requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We recognize interest and penalties on uncertain tax positions as a component of income tax expense. If our assessment of whether a tax position meets or no longer meets the more-likely-than-not threshold were to change, adjustments to income tax benefits may be required.

Results of Operations

The following is our analysis of the results of operations for the periods covered by our financial statements. This analysis should be read in conjunction with our financial statements, including the related notes to the financial statements. A detailed discussion of our accounting policies and procedures is set forth in the applicable sections of this analysis. Other accounting policies are contained in Note 2 to the consolidated financial statements.

In June 2011, Holdings merged with Bankrate, with the surviving corporation retaining the name “Bankrate, Inc.”. The 2011 Merger was accounted for as a common control merger and in a manner similar to pooling of interests. Accordingly, Holdings and Bankrate were consolidated retroactively in the “Successor” entity beginning July 17, 2009, the date of inception of Holdings. Holdings had no activity during the period July 17, 2009 to August 24, 2009. For comparability purposes, the Successor period from January 1, 2010 through August 24,, 2010 and August 25, 2010 to December 31, 2010, respectively is compared to the Predecessor period from January 1, 2009 through August 24, 2009 and July 17, 2009 to December 31, 2009, respectively.

The following table displays our results for the respective periods expressed as a percentage of total revenue.

	Fiscal 2009	Fiscal 2009		Fiscal 2010		Fiscal 2011
	Predecessor	Successor
	Period from January 1, 2009 through August 24, 2009	Period from July 17, 2009 through December 31, 2009	Period from January 1, 2010 through August 24, 2010	Period from August 25, 2010 through December 31, 2010	Year ended December 31, 2010	Year ended December 31, 2011
Statement of Operations Data:
Revenue	100%	100%	100%	100%	100%	100%
Cost of revenue	44%	43%	40%	37%	39%	34%

Gross margin	56%	57%	60%	63%	61%	66%

Operating expenses:
Sales	12%	6%	5%	3%	4%	3%
Marketing	8%	8%	9%	13%	11%	20%
Product development	6%	6%	4%	3%	4%	3%
General and administrative	26%	13%	11%	9%	10%	9%
Acquisition, offering and related expenses and related party fees	39%	11%	14%	2%	8%	11%
Restructuring charges	0%	0%	2%	1%	1%	0%
Legal settlement	0%	0%	0%	2%	1%	0%
Depreciation and amortization	9%	22%	19%	13%	16%	10%

	100%	66%	64%	46%	55%	56%

(Loss) income from operations	(44%)	(9%)	(4%)	17%	6%	10%
Interest income (expense), net	0%	(28%)	(22%)	(14%)	(18%)	(8%)
Loss on redemption of senior secured notes	0%	0%	0%	0%	0%	(4%)

(Loss) Income before income taxes	(44%)	(37%)	(26%)	3%	(12%)	(2%)
Income tax (benefit) expense	(5%)	(15%)	(5%)	1%	(2%)	1%

Net (loss) income	(39%)	(22%)	(21%)	2%	(10%)	(3%)

The following table displays our total revenue for the periods indicated.

	Fiscal 2009	Fiscal 2009		Fiscal 2010		Fiscal 2011
	Predecessor	Successor
(In thousands)	Period from January 1, 2009 through August 24, 2009	Period from July 17, 2009 through December 31, 2009	Period from January 1, 2010 through August 24, 2010	Period from August 25, 2010 through December 31, 2010	Year ended December 31, 2010	Year ended December 31, 2011
Online (1)	$82,618	$41,369	$107,949	$105,630	$213,579	$416,021
Print publishing	5,028	2,468	4,225	2,794	7,019	8,179

Total revenue	$87,646	$43,837	$112,174	$108,424	$220,598	$424,200

(1)	Consists of display advertising, hyperlink and lead generation.

The following table displays our cost of revenue (excludes depreciation and amortization) and gross margin for the periods indicated.

	Fiscal 2009	Fiscal 2009		Fiscal 2010		Fiscal 2011
	Predecessor	Successor
(In thousands)	Period from January 1, 2009 through August 24, 2009	Period from July 17, 2009 through December 31, 2009	Period from January 1, 2010 through August 24, 2010	Period from August 25, 2010 through December 31, 2010	Year ended December 31, 2010	Year ended December 31, 2011
Revenue	$87,646	$43,837	$112,174	$108,424	$220,598	$424,200
Cost of revenue	38,291	18,669	44,708	40,618	85,326	143,600

Gross Margin	$49,355	$25,168	$67,466	$67,806	$135,272	$280,600

Gross margin as a percentage of revenue	56%	57%	60%	63%	61%	66%

The following table displays our income tax expense (benefit) and our effective tax rate for the periods indicated:

	Fiscal 2009	Fiscal 2009		Fiscal 2010		Fiscal 2011
	Predecessor	Successor
(In thousands)	Period from January 1, 2009 through August 24, 2009	Period from July 17, 2009 through December 31, 2009	Period from January 1, 2010 through August 24, 2010	Period from August 25 2010 through December 31, 2010	Year ended December 31, 2010	Year ended December 31, 2011
Income tax expense (benefit)	$(4,222)	$(6,509)	$(5,173)	$1,522	$(3,651)	$5,588
Effective tax rate	11%	40%	18%	39%	15%	(71%)

Year ended December 31, 2011 Compared to Year ended December 31, 2010

Revenue

Total revenue was $424.2 million and $220.6 million for the years ended December 31, 2011 and December 31 2010, respectively, representing an increase of 92% (an increase of 49% excluding the impact of the acquisitions completed after March 31, 2010), due to the reasons set forth below.

Display advertising revenue increased by $380,000 for the year ended December 31, 2011 compared to the same period in 2010, which was driven by the increase in page views and a decrease in cost per impressions yield per page.

Hyperlink revenue increased by $19.2 million for the year ended December 31, 2011 compared to the same period in 2010, due to an increase in the number of clicks ($32.4 million impact) and a decrease in the overall rate ($13.2 million impact), as a result of the launch of our new insurance hyperlink products, which has a slightly lower price point versus our other products. Our rates for mortgage and deposit products increased and our rates for insurance clicks have been steadily rising since we launched our new products.

Per approved lead and per application lead generation revenue combined increased by $182.8 million for the year ended December 31, 2011 compared to the same period in 2010 due to the acquisitions completed after March 31, 2010 ($129.6 million impact), and an increase in per approved and per application lead volume ($22.0 million impact), as well as an increase in yield ($31.2 million impact).

Cost of Revenue and Gross Margin

Cost of revenue for the year ended December 31, 2011 of $143.6 million was $58.3 million, or 68%, higher than the year ended December 31, 2010 (an increase of 52% excluding the impact of acquisitions), primarily due to $54.6 million increase in distribution payments to our online partners and affiliates, $1.1 million increase in compensation, $992,000 increase in distribution payments to our print partners and affiliates, and $434,000 increase in freelance expense as well as $446,000 in stock based compensation that was recognized in 2011 as compared to $0 of stock based compensation in the same period in 2010. Our gross margin for the year ended December 31, 2011 was 66%, compared to 61% for the year ended December 31, 2010, increasing primarily due to the higher per approved lead revenue, which has a higher gross profit margin as a result of higher organic traffic.

Operating Expenses

Sales

Sales expenses for the year ended December 31, 2011 of $13.1 million were $4.5 million higher than the year ended December 31, 2010, primarily due to $2.0 million increase in compensation and $959,000 increase in sales commissions as well as $899,000 of stock based compensation that was recognized in 2011 as compared to $0 of stock based compensation expense in the same period in 2010.

Marketing

Marketing expenses for the year ended December 31, 2011 of $85.9 million, were $62.2 million higher than the year ended December 31, 2010, primarily due to $61.9 million increase in direct marketing expense as well as $520,000 of stock based compensation that was recognized in 2011 as compared to $0 of stock based compensation expense in the same period in 2010.

Product Development

Product development costs for the year ended December 31, 2011 of $14.5 million were $5.8 million higher than the comparable period in 2010, primarily due to $2.0 million in higher compensation, $1.2 million increase in higher IT related expenses, a $526,000 increase in contract labor and $325,000 increase in web analytics as well as $985,000 of stock based compensation that was recognized in 2011 as compared to $0 of stock based compensation expense in the same period in 2010.

General and Administrative

General and administrative expenses for the year ended December 31, 2011 of $37.1 million, were $14.1 higher than the year ended December 31, 2010, due to $3.4 million increase in compensation, $2.7 million increase in management bonus expense, $1.9 million increase in bad debt expense, $953,000 increase in professional fees, $472,000 increase in rent expense, $437,000 increase in bank fees and $425,000 increase in insurance premiums, as well as $2.7 million in stock based compensation expense that was recognized in 2011 as compared to $0 of stock based compensation expense in the same period in 2010.

Acquisition, Offering and Related Expenses and Related Party Fees

Acquisition, offering and related expenses and related party fees for the year ended December 31, 2011 was $44.2 million as compared to $17.4 million for the year ended December 31, 2010. Acquisition, offering and related expense and related party fees for the year ended December 31, 2011 were for the Initial Public Offering, the Secondary Offering, the acquisition of InsWeb and advisory fees to shareholders, while the acquisition related expenses and related party fees for the year ended December 31, 2010 were for the Bankrate Acquisition and advisory fees to shareholders.

Restructuring Costs

Restructuring costs of $1.3 million represent costs incurred as a result of terminating and relocating employees during the year ended December 31, 2011 primarily related to the acquisition of InsWeb. During the year ended December 31, 2011, we terminated 10 employees to achieve cost synergies. We had $3.3 million of restructuring costs during the year ended December 31, 2010. During the year ended December 31, 2010, we terminated 81 employees and exited one building facility to achieve cost synergies in acquired operations.

Depreciation and Amortization

Depreciation and amortization expense for the year ended December 31, 2011 of $43.5 million was $8.3 million higher than the year ended December 31, 2010 due to the impact of the 2010 Acquisitions, which resulted in significantly higher intangible asset balances and related amortization expense.

Interest Income (Expense), Net

Interest expense for the year ended December 31, 2011 was $32.1 million, approximately $6.4 million lower than interest expense of $38.5 million for the year ended December 31, 2010. Interest expense for the year ended December 31, 2011 primarily consisted of $29.1 million for the Notes.

Income Tax Expense (Benefit)

The change in our effective tax rate from approximately 15% during the year ended December 31, 2010 to approximately (71%) in the year ended December 31, 2011 was primarily due to the non-deductibility of certain acquisition and offering expenses and an increase in the reserve for uncertain tax positions which impacts the tax provision.

Period from August 25, 2010 to December 31, 2010 Compared to Period from July 17, 2009 to December 31, 2009

Revenue

Total revenue was $108.4 million and $43.8 million for the period from August 25, 2010 to December 31, 2010 and July 17, 2009 to December 31, 2009, respectively, representing an increase of 147% (an increase of 25% excluding the impact of acquisitions), due to the reasons set forth below.

Display advertising revenue increased by $1.0 million for the period from August 25, 2010 to December 31, 2010 compared to the comparable period in 2009, which was driven by the increase in page views ($900,000 impact), and an increase in cost per impressions yield per page ($200,000 impact).

Hyperlink revenue increased by $1.1 million for the period from August 25, 2010 to December 31, 2010 compared to the comparable period 2009 due to an increase in the number of mortgage and deposit clicks ($2.0 million impact) and a decrease in the average cost per click rate ($900,000 impact), mostly due to shift in product mix, as hyperlink pricing remained relatively stable throughout the period.

Per approved lead and per application lead generation revenue combined increased by $62.2 million for the period from August 25, 2010 to December 31, 2010 compared to the comparable period in 2009 due to the 2010 Acquisitions ($53.5 million impact), and an increase in per approved lead volume and yields ($1.9 million impact and $7.2 million impact, respectively), partially offset by a decrease in non-acquired lead volume for per application lead generation revenue ($500,000 impact). This decrease was the result of optimizing lead routing to our acquired platform and not the result of a decrease in our organic business.

Cost of Revenue and Gross Margin

Cost of revenue for the period from August 25, 2010 to December 31, 2010 of $40.6 million was $21.9 million higher than the comparable period in 2009. $20.5 million of this increase was due to distribution payments to our online partners and affiliates associated with the 2010 Acquisitions, and the remaining $1.3 million increase in distribution payments to our online partners and affiliates was due to higher online revenue. Our gross margin for the period from August 25, 2010 to December 31, 2010 was 63%, compared to 57% for the comparable period in 2009, increasing primarily due to the higher gross margins on our per approved lead revenue as a result of higher organic traffic.

Operating Expenses

Sales

Sales expenses for the period from August 25, 2010 to December 31, 2010 of $3.4 million were $867,000 higher than the comparable period in 2009. The 2010 Acquisitions resulted in additional compensation expense of $908,000, which was partially offset by $82,000 of lower sales commission expense.

Marketing

Marketing expenses for the period from August 25, 2010 to December 31, 2010 of $13.7 million, were $10.0 million higher than the comparable period in 2009. The 2010 Acquisitions resulted in higher SEM, marketing, and compensation expense of $8.4 million, $513,000, and $314,000 respectively. The Company also incurred an additional $625,000 in SEM expense for the period from August 25, 2010 to December 31, 2010 as compared to the comparable period in 2009.

Product Development

Product development costs for the period from August 25, 2010 to December 31, 2010 of $3.7 million were $1.2 million higher than the comparable period in 2009. The 2010 Acquisitions resulted in higher IT operating expenses and compensation expense of $833,000 and $611,000 respectively.

General and Administrative

General and administrative expenses for the period from August 25, 2010 to December 31, 2010 of $9.9 million were $4.0 million higher than the comparable period in 2009. The 2010 Acquisitions resulted in higher compensation expense, bonus expense, bad debt expense, rent of expense, and merchant discount fees of $808,000, $1.0 million, $327,000, $343,000, and $481,000, respectively. The Company also incurred an additional $1.1 million in bonus expense for the period from August 25, 2010 to December 31, 2010 as compared to the comparable period in 2009.

Acquisition Related Expenses and Related Party Fees

Acquisition related expenses and related party fees for the period from August 25, 2010 to December 31, 2010 were $1.6 million as compared to $4.9 million for the comparable period in 2009. Acquisition related expenses and related party fees for the period from August 25, 2010 to December 31, 2010 were for the Notes, the 2010 Acquisitions, and advisory fees to shareholders, while the acquisition related expenses and related party fees for the comparable period in 2009 were for the Bankrate Acquisition and advisory fees to shareholders.

Restructuring Costs

During the period from August 25, 2010 to December 31, 2010, restructuring costs of $1.2 million represented costs incurred to terminate 15 employees, relocate 13 employees and exit one building facility to achieve cost synergies. We had $0 of restructuring costs during the comparable period in 2009.

Legal Settlements

Legal settlement costs represent the costs associated with the final settlement of an appraisal lawsuit filed in connection with the Bankrate Acquisition, which sought a judicial appraisal of the value of the common stock of Bankrate immediately prior to the Bankrate Acquisition. The settlement amount of $1.6 million for the period from August 25, 2010 to December 31, 2010 represents the incremental amount above and beyond the $28.50 offer price and the associated accrued interest.

Depreciation and Amortization

Depreciation and amortization expense for the period from August 25, 2010 to December 31, 2010 of $13.9 million was $4.1 million higher than the comparable period in 2009 due to the full period impact of the 2010 Acquisitions, which resulted in significantly higher intangible asset balances and related amortization expense.

Interest Income (Expense), Net

Interest expense, net for the period from August 25, 2010 to December 31, 2010 was $14.5 million, which primarily consisted of $13.3 million for interest on the notes held by certain of our stockholders (the “Stockholder Notes”) and $1.2 million for interest payable to dissenting stockholders.

Interest expense, net for the period from July 17, 2009 to December 31, 2009 was $12.1 million, which primarily consisted of $10.8 million for interest on the Stockholder Notes and $1.3 million for interest payable to dissenting stockholders.

Income Tax Expense (Benefit)

Our effective tax rate changed from approximately 40% during the period from July 17, 2009 to December 31, 2009 to approximately 39% in the comparable period in 2010. The decrease was primarily due to state income taxes.

Period from January 1, 2010 to August 24, 2010 Compared to Period from January 1, 2009 to August 24, 2009

Revenue

Total revenue was $112.2 million and $87.6 million for the period from January 1, 2010 to August 24, 2010 and January 1, 2009 to August 24, 2009, respectively, representing an increase of 28% (an increase of 11% excluding the impact of the 2010 Acquisitions), due to the reasons set forth below.

Display advertising revenue increased by $2.2 million for the period from January 1, 2010 to August 24, 2010 compared to the same period in 2009, which was driven by a decrease in page views ($3.7 million impact), more than offset by an increase in the cost per impressions yield per page ($5.9 million impact).

Hyperlink revenue increased by $4.7 million for the period from January 1, 2010 to August 24, 2010 compared to the same period 2009 due to an increase in the number of mortgage and deposit clicks ($5.6 million impact), partially offset by a decrease in the average cost per click rate ($900,000 impact) due to a shift in product mix, as hyperlink pricing remained relatively stable throughout the period.

Per approved lead and per application lead generation revenue combined increased by $18.4 million for the period from January 1, 2010 to August 24, 2010 compared to the same period in 2009 due to the 2010 Acquisitions ($14.5 million impact), an increase in per approved lead volume and yield ($1.1 million and $1.4 million impact, respectively), as well as an increase in volume for per application lead generation revenue ($1.4 million impact).

Cost of Revenue and Gross Margin

Cost of revenue for the period from January 1, 2010 to August 24, 2010 of $44.7 million was $6.4 million, or 17%, higher than the same period in 2009. The 2010 Acquisitions resulted in higher distribution payments to our online partners and affiliates of $7.1 million and compensation expense of $370,000. The Company also incurred a $2.7 million increase in distribution payments to our online partners and affiliates primarily as a result of higher online revenue. This was partially offset by $3.0 million of stock based compensation expense for the period from January 1, 2009 to August 24, 2009 as compared to $0 of stock based compensation expense in the same period in 2010 and $626,000 decrease in print revenue partner expense during period from January 1, 2010 to August 24, 2010. Our gross margin for the period from January 1, 2010 to August 24, 2010 was 60%, compared to 56% for the same period in 2009, increasing primarily due to the higher per approved lead revenue, which has a higher gross profit margin as a result of higher organic traffic.

Operating Expenses

Sales

Sales expenses for the period from January 1, 2010 to August 24, 2010 of $5.2 million were $4.9 million lower than the same period in 2009, primarily due to $5.5 million of stock based compensation that was recognized during the period from January 1, 2009 to August 24, 2009 as compared to $0 of stock based compensation expense in the same period in 2010. This was partially offset by $204,000 in operating expenses associated with the 2010 Acquisitions and $397,000 in higher sales commission expense.

Marketing

Marketing expenses for the period from January 1, 2010 to August 24, 2010 of $10.0 million, were $3.1 million higher than the same period in 2009, primarily due to $1.7 million increase in SEM expense, $149,000 increase in advertising expense and $128,000 in compensation and other costs as a result of the 2010 Acquisitions. The Company also incurred additional $1.8 million in SEM expense. This was partially offset by $890,000 of stock based compensation expense during the period from January 1, 2009 to August 24, 2009, as compared to $0 of stock based compensation expense in the same period in 2010.

Product Development

Product development costs for the period from January 1, 2010 to August 24, 2010 of $5.0 million were $311,000 lower than the comparable period in 2009, primarily due to $948,000 of stock based compensation that was recognized during the period from January 1, 2009 to August 24, 2009 as compared to $0 of stock based compensation expense during the same period in 2010. This was partially offset by $251,000 increase in compensation expense and $202,000 in operating expenses associated with the 2010 Acquisitions.

General and Administrative

General and administrative expenses for the period from January 1, 2010 to August 24, 2010 of $13.1 million, were $10.0 million lower than the same period in 2009, primarily due to $12.2 million of stock based compensation that was recognized during the period from January 1, 2009 to August 24, 2009 as compared to $0 of stock based compensation expense in the same period in 2010. This was partially offset by $2.0 million increase in management bonus expense during the period from January 1, 2010 to August 24, 2010 as compared to the same period in 2009.

Acquisition Related Expenses and Related Party Fees

Acquisition related expenses and related party fees for the period from January 1, 2010 to August 24, 2010 was $15.7 million as compared to $34.6 million for the same period in 2009. Acquisition related expenses and related party fees for period from January 1, 2010 to August 24, 2010 were for the offering of the Notes, the 2010 Acquisitions, and advisory fees to shareholders while the acquisition related expenses and related party fees for the same period in 2009 were for the Bankrate Acquisition and advisory fees to shareholders.

Restructuring Costs

Restructuring costs of $2.0 million represent costs incurred as a result of terminating and relocating employees during the period from January 1, 2010 to August 24, 2010. We terminated 66 employees and exited one building facility to achieve cost synergies. We had $0 of restructuring costs during the same period in 2009.

Depreciation and Amortization

Depreciation and amortization expense for the period from January 1, 2010 to August 24, 2010 of $21.3 million was $13.0 million higher than the same period in 2009 due to the full period impact of the Bankrate Acquisition and the impact of the 2010 Acquisitions, which resulted in significantly higher intangible asset balances and related amortization expense.

Interest Income (Expense), Net

Interest expense for the period from January 1, 2010 to August 24, 2010 was $24.0 million, which primarily consisted of $4.5 million for the Notes, $17.0 million for the Stockholder Note from the Company to Holdings and $2.4 million for dissenting stockholders. This is $24.0 million higher than the $30,000 in interest income for the same period in 2009.

Income Tax Expense (Benefit)

The change in our effective tax rate from approximately 11% during the period from January 1, 2009 to August 24, 2009 to approximately 18% in the same period in 2010 was primarily due to the elimination of stock based compensation impact for incentive stock options and the effect of non-deductible costs.

Quarterly Financial Data

The following table presents certain unaudited quarterly statement of income data for each of the last eight quarters through the year ended December 31, 2011. The information has been derived from our unaudited condensed consolidated financial statements. In the opinion of our management, the unaudited condensed consolidated financial statements have been prepared on a basis consistent with the financial statements which appear elsewhere in this Annual Report and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position and results of operations for such unaudited periods. Historical results are not necessarily indicative of results to be expected in the future.

	Unaudited Fiscal Year 2010 Three months ended				Unaudited Fiscal Year 2011 Three months ended
(In thousands)	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
Revenue	$34,460	$38,257	$70,616	$77,265	$99,078	$98,449	$112,904	$113,769

Gross margin	$20,275	$23,748	$42,803	$48,446	$61,129	$63,213	$74,860	$81,398

Net (loss) income	$(5,160)	$(3,741)	$(7,742)	$(4,754)	$5,062	$(39,661)	$7,132	$14,045

Basic and diluted net (loss) income per share:
Basic and Diluted	$(0.09)	$(0.06)	$(0.09)	$(0.05)	$0.06	$(0.44)	$0.07	$0.14

Liquidity and Capital Resources

	December 31,
(In thousands)	2010	2011	Change
Cash and cash equivalents	$115,630	$56,213	$(59,417)
Working Capital	$65,141	$87,681	$22,540
Stockholders’ equity	$626,056	$788,462	$162,406

Our principal ongoing source of operating liquidity is the cash generated by our business operations. We consider all highly liquid debt investments purchased with an original maturity of less than three months to be cash equivalents.

On June 22, 2011, we completed our Initial Public Offering of common stock. We received net proceeds of approximately $170.3 million after deducting the underwriting discounts and our offering expenses. We used approximately $123.0 million of the proceeds from the Initial Public Offering to redeem $105.0 million aggregate principal amount of the outstanding Notes and to pay interest accrued in the amount of $5.7 million on the portion of the outstanding Notes up to but not including the date of redemption. We used the remaining proceeds to pay down debt and related interest and for general corporate purposes, including financing our growth.

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

As of December 31, 2011, we had working capital of $87.7 million and our primary commitments were normal working capital requirements and $10.6 million in accrued interest for the Notes.

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

Debt Financing

Revolving Credit Facilities

On June 10, 2011, we entered into Revolving Credit Facilities in an aggregate amount of $100.0 million, consisting of two tranches, the Tranche A Revolving Credit Facility for $30.0 million which matures on July 15, 2015 and the Tranche B Revolving Credit Facility for $70.0 million which matures on April 15, 2015 were made available to the Company. The Company’s obligations under the Revolving Credit Facilities are guaranteed by each direct and indirect, existing and future, domestic restricted subsidiary that guarantees the Company’s obligations under the Notes. The obligations under such credit facilities are equally and ratably secured by liens on the same collateral that secures the Notes (it being understood that upon any enforcement of remedies resulting in the realization of proceeds from such collateral, up to $30.0 million of revolving loans under the Tranche A Revolving Credit Facility would be paid in full first before applying any such amount to pay the Notes and the revolving loans under the Tranche B Revolving Credit Facility on a pari passu basis). The Revolving Credit Agreement contains terms generally commensurate with issuers of the same debt rating, and our ability to draw down any such credit facilities is subject to certain limitations, including that at the time of and immediately after giving effect to such drawing and the application proceeds thereof the Consolidated Secured Debt Ratio (as defined in the Revolving Credit Agreement) on a pro forma basis shall not exceed 3.50:1.00.

At the Company’s election, the interest rate per annum applicable to the loans under the Revolving Credit Facilities is based on a fluctuating rate of interest determined by reference to either (i) a base rate determined by reference to the higher of (a) the prime rate quoted in the print edition of The Wall Street Journal, Money Rates Section as the prime rate and (b) the federal funds effective rate plus 0.50%, plus an applicable margin equal to 2.00%, or (ii) a Eurodollar rate determined by reference to LIBOR, adjusted for statutory reserve requirements, plus an applicable margin equal to 3.00%; provided, however, that at any time less than $20,000,000 in aggregate principal amount of loans are drawn under the Tranche A Revolving Credit Facility, the applicable margin with respect to loans under the Tranche B Revolving Credit Facility at the base rate will be 2.25% and the applicable margin with respect to loans under the Tranche B Revolving Credit Facility at the Eurodollar rate will be 3.25%.

Interest accrues daily and is payable in arrears for both base rate and Eurodollar loans. For base rate loans, interest is payable on the last business day of March, June, September and December. For Eurodollar loans interest is calculated based on elected interest periods of one, two, three or twelve months (or, if each affected lender so agrees, nine or twelve months) and payable, as applicable, at the end of each one-month, two-month or, if the applicable interest period is three months or longer, three-month interval. There were no amounts outstanding under the Revolving Credit Facilities as of December 31, 2011. During the year ended December 31, 2011, the Company amortized $419,000 (Successor) of deferred loan fees, which is included in interest expense on the accompanying consolidated statement of operations. At December 31, 2011, the Company had approximately $2.5 million in deferred financing costs remaining to be amortized. As of December 31, 2011, $100.0 million is available to be borrowed under the Revolving Credit Facilities.

The Revolving Credit Agreement contains customary financial and other covenants. The Company was in compliance with all required covenants as of December 31, 2011.

Senior Secured Notes

As of December 31, 2011, we had approximately $193.6 million in Notes, net of unamortized discount for which interest is accrued daily on the outstanding principal amount of $195.0 million at 11 3/4% and is payable semi-annually, in arrears, on July 15 and January 15, beginning on January 15, 2011, in cash. The Notes are due July 15, 2015. Accrued interest on the Notes as of December 31, 2011 is approximately $10.6 million. Refer to Note 10 in the Notes to Consolidated Financial Statements for a further description of the Notes.

Operating Activities

During the year ended December 31, 2011, we generated $ 48.3 million of cash in operating activities, Our net loss of $13.4 million was adjusted for depreciation and amortization of $43.5 million, bad debt expense of $2.7 million, amortization of deferred financing costs and original issue discount of $2.4 million, stock based compensation expense of $5.5 million, loss on redemption of senior secured notes of $16.6 million and a net negative change in the components of operating assets and liabilities of $4.8 million. This negative change in operating assets and liabilities resulted in part from a $16.1 million increase in accounts receivable, a decrease in accounts payable of $4.2 million, a decrease in deferred revenue of $1.4 million, a decrease in prepaid expenses and other assets of $3.3 million, offset by a $9.4 million increase in accrued expenses and a $4.2 million increase in other liabilities primarily due to interest accrued less interest paid on the Notes.

During the year ended December 31, 2010, we generated $31.2 million of cash from operating activities, net of payments of $25.5 million in interest related to the Stockholder Notes. Our net loss of $21.4 million was adjusted for depreciation and amortization of $35.2 million primarily for intangible assets from the Bankrate Acquisition and the 2010 Acquisitions, bad debt expense of $776,000, a net decrease in deferred income taxes of $7.6 million and a net positive change in the components of operating assets and liabilities of $22.4 million. This positive change in operating assets and liabilities resulted in part from a $23.8 million decrease in prepaid expenses and other assets, mostly related to income tax receivables; a $3.1 million decrease in accrued expenses; an $11.1 million increase in accounts receivable; a $4.1 million increase in deferred revenue; and a $8.7 million increase in accounts payable and other liabilities.

During the period from July 17, 2009 to December 31, 2009, we generated $14.2 million of cash from operating activities. Our net loss of $9.8 million was adjusted for depreciation and amortization of $9.8 million, bad debt expense of $126,000, a net decrease in deferred income taxes of $1.6 million and a net positive change in the components of operating assets and liabilities of $15.7 million. This positive change in operating assets and liabilities resulted in part from a $0.8 million decrease in prepaid expenses and other assets; a $2.8 million increase in accrued expenses; a $1.1 million increase in accounts receivable; a $1.4 million increase in deferred revenue; and a $11.8 million increase in accounts payable and other liabilities primarily related to accrued interest on the Stockholder Notes.

During the period from January 1, 2009 to August 24, 2009, we generated $25.3 million of cash from operating activities. Our net loss of $34.6 million was adjusted for depreciation and amortization of $8.3 million, bad debt expense of $540,000, a net increase in deferred income taxes of $10.9 million, stock based compensation of $22.5 million, excess tax benefit from stock options of $684,000 and a net positive change in the components of operating assets and liabilities of $18.3 million. This positive change in operating assets and liabilities, resulted in part from a $28.6 million increase in prepaid expenses and other assets, primarily related to income tax receivables; a $33.3 million increase in accrued expenses; a $9.6 million decrease in accounts receivable; a $177,000 decrease in deferred revenue; and a $4.2 million increase in accounts payable and other liabilities.

Investing Activities

For the year ended December 31, 2011, cash flows used in investing activities was $96.3 million and includes $89.5 million of cash used for business acquisitions, $6.2 million for purchases of furniture, fixtures, equipment and capitalized website development costs and $576,000 for acquisition earnouts.

For the year ended December 31, 2010, cash flows used in investing activities was $373.0 million and includes $355.2 million of cash used for business acquisitions of; $13.6 million in earn out payments made and $4.5 million for purchases of furniture, fixtures, equipment and capitalized website development costs.

For the period from July 17, 2009 to December 31, 2009, cash flows used in investing activities was $506.1 million and includes $501.5 million of cash used in the Bankrate Acquisition, $3.8 million in earn out payments made and $895,000 for purchases of furniture, fixtures, equipment and capitalized website development costs.

For the period from January 1, 2009 to August 24, 2009, cash flows used in investing activities was $13.6 million and includes $11.8 million of earn out payments made and $1.8 million for purchases of furniture, fixtures, equipment and capitalized website development costs.

Financing Activities

For the year ended December 31, 2011, cash flows used in financing activities was $11.2 million, which consisted primarily of $61.3 million in payments to dissenting stockholders of the Bankrate Acquisition, $117.3 million for the repurchase of a portion of the Senior Secured Notes, $3.0 million for the deferred financing costs related to the Revolving Credit Facility, partially offset by $170.3 million in proceeds from the issuance of common stock, net of costs.

For the year ended December 31, 2010, cash flows from financing activities was $379.7 million, which consisted of $285.7 million related to the issuance of the Notes, net of discount upon issuance and financing costs, $100.2 million related to the issuance of common stock and payments made to dissenting stockholders of the Bankrate Acquisition of $6.1 million.

For the period from July 17, 2009 to December 31, 2009, cash flows provided by financing activities was $569.6 million, which consisted of $60.9 million from dissenting stockholders of the Bankrate Acquisition, $305.2 million from the issuance of common stock and $203.5 million from the issuance of Stockholder Notes.

For the period from January 1, 2009 to August 24, 2009, cash flows provided by financing activities was $1.6 million, which consisted of $1.6 million related to the issuance of Company common stock and approximately $684,000 in excess tax benefit from stock options, offset by approximately $730,000 in payments for the purchase of Company common stock.

Contractual Obligations

The following table represents the amounts due under the specified types of contractual obligations as of December 31, 2011:

(In thousands)	Total	Payments Due Less Than One Year	One To Three Years	Three To Five Years	More Than Five Years
Capital lease obligations	$101	$36	$65	$—	$—
Operating lease obligations (1)	8,330	2,482	3,420	2,428	—
Purchase obligations (2)	121	121	—	—	—
Long-term debt (3)	286,650	22,913	45,825	217,912	—

	$295,202	$25,552	$49,310	$220,340	$—

(1)	Includes our obligations under existing operating leases.
(2)	Represents base contract amounts for Internet hosting, co-location, content distribution and other infrastructure costs.
(3)	Represents interest and principal payments on the Notes. On June 30, 2011, the Company used a portion of the proceeds from the Initial Public Offering for the extinguishment of the $105.0 million aggregate principal amount of the outstanding Notes.

Additionally as of December 31, 2011, we have $14.3 million accrued for uncertain tax positions included in other liabilities as we cannot determine when (or if) any tax payments will ultimately be paid.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements include the following four categories: obligations under certain guarantees or contracts; retained or contingent interests in assets transferred to an unconsolidated entity or similar arrangements; obligations under certain derivative arrangements; and obligations under material variable interests.

Besides the offering of the Notes, we have not entered into any material arrangements which would fall under any of these four categories and which would be reasonably likely to have a current or future material effect on our results of operations, liquidity or financial condition.

Item 7A.	Quantitative And Qualitative Disclosures About Market Risk

Interest Rate Risk

The primary objective of our investment strategy is to preserve principal while maximizing the income we receive from investments without significantly increasing risk. To minimize this risk, to date we have maintained our portfolio of cash equivalents in short-term and overnight investments that are not subject to market risk, as the interest paid on such investments fluctuates with the prevailing interest rates. As of December 31, 2011, all of our cash equivalents mature in less than three months.

None of our outstanding debt as of December 31, 2011 was subject to variable interest rates as we did not have an outstanding balance for borrowed money under our Revolving Credit Facilities as of December 31, 2011. Interest under the Revolving Credit Facilities accrues at variable rates based, at our option, on the Alternate Base Rate (as defined in the Revolving Credit Facilities) plus a margin of between 2% and 2.25%, or at the LIBOR rate plus a margin of between 3.00% and 3.25%, depending on certain criteria. There were no amounts outstanding under our Revolving Credit Facilities as of December 31, 2011. Our fixed interest rate debt includes $195.0 million of the Senior Secured Notes in the aggregate principal amount.

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

Item 8.	Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

PAGE
Report of Independent Registered Public Accounting Firm	59
Consolidated Balance Sheets as of December 31, 2011 and 2010	60
Consolidated Statements of Operations for the For the Years Ended December 31, 2011 and 2010 (Successor), the Period from July 17, 2009 to December 31, 2009 (Successor), and the Period from January 1, 2009 to August 24, 2009 (Predecessor)	61
Consolidated Statement of Stockholders’ Equity for the Years Ended December 31, 2011 and 2010 (Successor), the Period from July 17, 2009 to December 31, 2009 (Successor), and the Period from January 1, 2009 to August 24, 2009 (Predecessor)	62
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010 (Successor), the Period from July 17, 2009 to December 31, 2009 (Successor), and the Period from January 1, 2009 to August 24, 2009 (Predecessor)	63
Notes to Consolidated Financial Statements	64

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Bankrate, Inc.

We have audited the accompanying consolidated balance sheets of Bankrate, Inc. (a Delaware corporation) and its subsidiaries (the Company) as of December 31, 2011 (Successor) and December 31, 2010 (Successor), and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2011 (Successor), the year ended December 31, 2010 (Successor), the period from July 17, 2009 to December 31, 2009 (Successor), and the period from January 1, 2009 to August 24, 2009 (Predecessor). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bankrate, Inc. and its subsidiaries as of December 31, 2011 (Successor) and December 31, 2010 (Successor), and the results of their operations and their cash flows for the year ended December 31, 2011 (Successor), the year ended December 31, 2010 (Successor), the period from July 17, 2009 to December 31, 2009 (Successor), and the period from January 1, 2009 to August 24, 2009 (Predecessor) in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Fort Lauderdale, Florida

March 12, 2012

Bankrate, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2011	2010
Assets
Cash and cash equivalents	$56,213	$115,630
Accounts receivable, net of allowance for doubtful accounts of $1,534 and $943 at December 31, 2011 and 2010, respectively	60,543	42,731
Deferred income taxes, net	24,690	16,326
Prepaid expenses and other current assets	2,535	5,489

Total current assets	143,981	180,176
Furniture, fixtures and equipment, net of accumulated depreciation of $6,676 and $2,797 at December 31, 2011 and 2010, respectively	9,065	6,321
Intangible assets, net of accumulated amortization of $81,212 and $42,058 at December 31, 2011 and 2010, respectively	378,240	365,745
Goodwill	595,522	559,168
Other assets	10,604	14,217

Total assets	$1,137,412	$1,125,627

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable	$9,564	$11,565
Accrued expenses	26,288	17,143
Deferred revenue and customer deposits	5,891	6,435
Payable to dissenting stockholders	—	56,698
Accrued interest	10,588	16,393
Other current liabilities	3,969	6,801

Total current liabilities	56,300	115,035
Deferred income taxes, net	82,670	81,305
Senior secured notes, net of unamortized discount	193,613	297,417
Other liabilities	16,367	5,814

Total liabilities	348,950	499,571

Commitments and contingencies (Note 8)

Stockholders’ equity
Common stock, par value $.01 per share—300,000,000 shares authorized;
99,992,000 and 87,379,865 shares issued and outstanding at December 31, 2011 and 2010, respectively	1,000	874
Additional paid-in capital, common stock	832,797	657,095
Accumulated deficit	(44,595)	(31,173)
Accumulated other comprehensive loss	(740)	(740)

Total stockholders’ equity	788,462	626,056

Total liabilities and stockholders’ equity	$1,137,412	$1,125,627

See accompanying notes to consolidated financial statements.

Bankrate, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Successor			Predecessor
	Year ended December 31, 2011	Year ended December 31, 2010	Period from July 17 to December 31, 2009	Period from January 1 to August 24, 2009
Revenue	$424,200	$220,598	$43,837	$87,646
Cost of revenue (excludes depreciation and amortization)	143,600	85,326	18,669	38,291

Gross margin	280,600	135,272	25,168	49,355

Operating expenses:
Sales	13,129	8,624	2,555	10,106
Marketing	85,888	23,672	3,629	6,848
Product development	14,520	8,722	2,546	5,284
General and administrative	37,134	22,991	5,905	23,097
Legal settlement	—	1,646	—	—
Acquisition, offering and related expenses and related party fees	44,248	17,390	4,936	34,562
Restructuring charges	1,272	3,288	—	—
Depreciation and amortization	43,536	35,226	9,789	8,294

	239,727	121,559	29,360	88,191

Income (loss) from operations	40,873	13,713	(4,192)	(38,836)
Interest (expense) income, net	(32,078)	(38,455)	(12,093)	30
Loss on redemption of senior secured notes	(16,629)	—	—	—
Other expense	—	(306)	—	—

Other (expense) income	(48,707)	(38,761)	(12,093)	30

Loss before income taxes	(7,834)	(25,048)	(16,285)	(38,806)
Income tax expense (benefit)	5,588	(3,651)	(6,509)	(4,222)

Net loss	$(13,422)	$(21,397)	$(9,776)	$(34,584)

Basic and diluted net loss per share:
Basic and Diluted	$(0.14)	$(0.30)	$(0.22)	$(1.83)

Weighted average common shares outstanding:
Basic and Diluted	94,160,687	71,494,223	43,692,073	18,862,259

See accompanying notes to consolidated financial statements.

Bankrate Inc., and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock		Additional paid- in capital, common stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Predecessor
Balance at December 31, 2008	18,817	$188	$219,294	$28,948	$—	$248,430
Stock options exercised	447	4	2,003	(394)	—	1,613
Common stock purchased	(40)	—	(472)	(258)	—	(730)
Stock-based compensation	—	—	22,514	—	—	22,514
Tax benefit-stock options	—	—	684	—	—	684
Net loss	—	—	—	(34,584)	—	(34,584)

Balance at August 24, 2009	19,224	$192	$244,023	$(6,288)	$—	$237,927

Successor
Balance at July 17, 2009	—	$—	$—	$—	$—	$—
Common stock issued	56,901	569	332,447	—	—	333,016
Net loss	—	—	—	(9,776)	—	(9,776)

Balance at December 31, 2009	56,901	569	332,447	(9,776)	—	323,240
Debt converted to common stock	18,783	188	224,374	—	—	224,562
Common stock issued	11,696	117	100,274	—	—	100,391
Foreign currency translation, net of tax of $493	—	—	—	—	(740)	(740)
Net loss	—	—	—	(21,397)	—	(21,397)

Balance at December 31, 2010	87,380	874	657,095	(31,173)	(740)	626,056
Restricted stock issued, net of forfeitures	112	1	(1)	—	—	—
Common stock issued	12,500	125	170,194	—	—	170,319
Stock based compensation	—	—	5,509	—	—	5,509
Net loss	—	—	—	(13,422)	—	(13,422)

Balance at December 31, 2011	99,992	$1,000	$832,797	$(44,595)	$(740)	$788,462

See accompanying notes to consolidated financial statements.

Bankrate Inc., and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Successor			Predecessor
	Year ended December 31, 2011	Year ended December 31, 2010	Period from July 17, 2009 through December 31, 2009	Period from January 1, 2009 through August 24, 2009

Cash flows from operating activities
Net loss	$(13,422)	$(21,397)	$(9,776)	$(34,584)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	43,536	35,226	9,789	8,294
Provision for doubtful accounts receivable	2,681	776	126	540
Deferred income taxes	4,567	(7,561)	(1,572)	10,916
Amortization of deferred financing costs and original issue discount	2,395	1,191	—	—
Stock based compensation	5,509	—	—	22,514
Excess tax benefit from stock based compensation	—	—	—	(684)
Loss on redemption of senior secured notes	16,629	—	—	—
Loss (gain) on disposal of assets	188	570	—	(7)
Change in operating assets and liabilities, net of effect of business acquisition:
(Increase) decrease in accounts receivable	(16,120)	(11,120)	(1,068)	9,574
Decrease (increase) in prepaid expenses and other assets	3,321	23,832	780	(28,626)
(Decrease) increase in accounts payable	(4,217)	2,197	(463)	(572)
Increase (decrease) in accrued expenses	9,420	(3,060)	2,771	33,327
Increase in other liabilities	(4,743)	6,500	12,254	4,773
(Decrease) increase in deferred revenue	(1,429)	4,082	1,392	(177)

Net cash provided by operating activities	48,315	31,236	14,233	25,288
Cash flows from investing activities
Proceeds from sale of SavingsForCollege.com	—	250	—	—
Purchases of furniture, fixtures and equipment and website development costs	(6,245)	(4,488)	(895)	(1,820)
Cash used in business acquisitions, net	(89,469)	(355,169)	(501,467)	(11,780)
Restricted cash	2	2	—	—
Cash paid for acquisition earnouts	(576)	(13,583)	(3,766)	—

Net cash used in investing activities	(96,288)	(372,988)	(506,128)	(13,600)
Cash flows from financing activities
Proceeds from issuance of senior secured notes	—	297,231	—	—
Repurchase of senior secured notes	(117,337)	—	—	—
Deferred financing costs	(2,950)	(11,578)	—	—
Proceeds from issuance of stockholder debt	—	40	203,477	—
Purchase of Company common stock	—	—	—	(730)
Proceeds from issuance of common stock, net of costs	170,319	100,196	305,215	1,613
Excess tax benefit from stock based compensation	—	—	—	684
(Payment) proceeds to/from dissenting stockholders	(61,253)	(6,141)	60,893	—

Net cash (used in) provided by financing activities	(11,221)	379,748	569,585	1,567
Effect of exchange rate on cash and cash equivalents	(223)	(56)	—	—

Net (decrease) increase in cash	(59,417)	37,940	77,690	13,255
Cash - beginning of period	115,630	77,690	—	46,055

Cash - end of period	$56,213	$115,630	$77,690	$59,310

Supplemental disclosure of other cash flow activities
Cash paid for interest	$35,186	$25,485	$—	$—
Income tax (refunds), net of payments	(222)	(14,876)	160	6,144
Supplemental disclosure of non-cash investing and financing activities
Acquisition earn-outs payable	$2,130	$—	$—	$—
Acquisition related payables	532	1,785	—	—
Note payable to seller in Bargaineering.com acquisition	—	500	—	—
Debt converted to common stock	—	224,562	—	—
Promissory note issued for common stock	—	195	—	—

See accompanying notes to consolidated financial statements.

Bankrate, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2011 and 2010, the Period from July 17, 2009 to December 31, 2009 (Successor) and the Period from January 1, 2009 to August 24, 2009 (Predecessor)

NOTE 1—Organization

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

BEN Holdings, Inc. (“Holdings”), a majority owned subsidiary of Ben Holdings S.à r.l, was formed on July 17, 2009 for the sole purpose of acquiring Bankrate. On July 22, 2009, Holdings, together with Ben Merger Sub, Inc. a Florida corporation and a wholly owned subsidiary of Holdings (“Merger Sub”) entered into an agreement and plan of merger (the “Acquisition”) with Bankrate. As a result, Bankrate became a wholly owned subsidiary of Holdings. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations, the Acquisition was accounted for on August 25, 2009, the date of which Holdings obtained control of Bankrate. From July 17, 2009 (date of inception) to August 25, 2009, Holdings had no operating activity except for certain expenses incurred in the acquisition of Bankrate.

2011 Merger and Recapitalization

On June 21, 2011, Holdings merged with and into the Company with the Company surviving the merger (“2011 Merger”). In connection with the 2011 Merger, Holdings underwent an internal recapitalization in which all preferred and common shares of Holdings were exchanged for shares of a single series of common stock of Holdings (the “Recapitalization”). As a result of the Recapitalization and 2011 Merger, all preferred and common stock (other than restricted stock) of the Company were cancelled and all shares of common stock of Holdings were converted into common stock of the Company. Immediately following the Recapitalization and 2011 Merger, the Company had 87,500,000 shares of common stock issued and outstanding, including 120,135 shares of restricted stock. The surviving corporation in the 2011 Merger retained the name “Bankrate, Inc.” The 2011 Merger was accounted for as a common control merger and in a manner similar to a pooling of interests. Accordingly, Holdings and Bankrate were consolidated retroactively to the earliest Successor period presented, using the historical cost basis of each entity. The common stock, per common share, and increase in authorized share amounts in these consolidated financial statements and notes to consolidated financial statements have been presented to retroactively reflect these transactions to the earliest Successor period presented.

In connection with the 2011 Merger and the Initial Public Offering (as defined below), the Company entered into a Fourth Amended and Restated Stockholders Agreement that provides the Company’s existing direct and indirect stockholders with certain rights, including rights of Ben Holdings S.à r.l., a stockholder of the Company, which is, in turn, controlled by Apax US VII, L.P., and Apax Europe VII-A, L.P., Apax Europe VII-B, L.P. and Apax Europe VII-1, L.P. (the “Apax VII Funds”).

Bankrate, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

For the Years Ended December 31, 2011 and 2010, the Period from July 17, 2009 to December 31, 2009 (Successor) and the Period from January 1, 2009 to August 24, 2009 (Predecessor)

Initial Public Offering

On June 22, 2011, the Company completed its Initial Public Offering whereby it and certain of its existing stockholders sold 22,994,455 shares of common stock at a public offering price of $15.00 per share, including 2,994,455 shares sold by certain of its existing stockholders upon the exercise of the underwriters’ option to purchase additional shares (“Initial Public Offering”). The Company’s shares are traded on the New York Stock Exchange (NYSE) under the symbol “RATE.” The offer and sale of all of the shares in the Initial Public Offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-173550), which was declared effective by the SEC on June 16, 2011. Our portion of the net proceeds from the Initial Public Offering was approximately $170.3 million after deducting underwriting discounts of $11.3 million and offering costs of $5.9 million. In addition, during the year ended December 31, 2011, we incurred costs associated with the Initial Public Offering and S-4 registration statement in relation to our Exchange Offer, which included $34.7 million paid to Apax Partners, L.P. for termination of monitoring fees, merger and acquisition advisory services, Initial Public Offering services for secondary shares, exchange offer advisory services, and other services provided to Bankrate’s management. The payment to APAX has been recorded in the following manner based on our best estimate of the time incurred and the value attributable to each transaction: $30.0 million as a part of acquisition, offering and related expenses and related party fees, $3.8 million netted against the Initial Public Offering proceeds and $917,000 to deferred financing costs. We used approximately $123.0 million of the net proceeds from the Initial Public Offering to repay the principal and accrued interest on our Senior Secured Notes (see Note 10). We used the balance of the net proceeds from the Initial Public Offering for other general corporate purposes, including financing our growth.

As part of the 22,994,455 shares of common stock sold in the Initial Public Offering, 10,494,455 shares of common stock were sold by certain existing stockholders at a public offering price of $15.00 per share, including 2,994,455 shares sold by the selling stockholders upon the exercise of the underwriters’ option to purchase additional shares. The Company did not receive any of the proceeds from the sale of such shares by the selling stockholders.

Secondary Offering

In December, 2011, certain of the Company’s existing stockholders sold 14,375,000 shares of common stock at a public offering price of $17.50 per share, including 1,875,000 shares sold upon the exercise of the underwriters’ option to purchase additional shares. The Company did not receive any of the proceeds from the sale of the shares in the Secondary Offering. The Company’s shares are traded on the New York Stock Exchange (NYSE) under the symbol “RATE.” The offer and sale of all of the shares in the Secondary Offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-178132), which was declared effective by the SEC on December 6, 2011 and pursuant to Rule 424(b)(1), for which, the associated prospectus was filed on December 7, 2011.

Holdings’ Acquisition of Bankrate (the “Acquisition”)

On July 22, 2009, Holdings, together with Ben Merger Sub, Inc., a Florida corporation and a wholly-owned subsidiary of Holdings (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Bankrate. Pursuant to the Merger Agreement, and upon the terms and subject to the conditions of the Merger Agreement, Merger Sub commenced a tender offer (the “Tender Offer”) to purchase all of Bankrate’s outstanding shares of common stock, par value $0.01 per share (the “Shares”), for $28.50 per share payable net to the seller in cash, without interest and less any applicable withholding taxes (the “Offer Price”), upon the terms and subject to the conditions set forth in the Offer to Purchase dated July 28, 2009 and in the related Letter

Bankrate, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

For the Years Ended December 31, 2011 and 2010, the Period from July 17, 2009 to December 31, 2009 (Successor) and the Period from January 1, 2009 to August 24, 2009 (Predecessor)

of Transmittal (which, together with any amendments or supplements thereto, collectively constituted the “Offer”). A total of 5,397,131 Shares (including 635,671 Shares tendered by notice of guaranteed delivery) were validly tendered and not withdrawn as of the expiration time, representing approximately 28% of the then outstanding Shares. As permitted by the Merger Agreement and the terms of the Offer, Merger Sub elected to take into account all Shares subject to the Non-Tender and Support Agreements entered into by certain directors and officers of Bankrate resulting in approximately 52% of the then outstanding Shares being validly tendered. Merger Sub accepted for payment all Shares that were validly tendered and not withdrawn prior to expiration of the Offer.

Subsequent to the expiration of the Offer, on August 25, 2009, Merger Sub exercised the option (the “Top-Up Option”) to purchase additional Shares directly from Bankrate. The Top-Up Option Shares, when combined with the number of Shares owned by Holdings and Merger Sub immediately prior to the time of exercise of the Top-Up Option, resulted in Holdings owning more than 90% of Bankrate Shares. Pursuant to the Merger Agreement, Merger Sub merged with and into Bankrate (the “2009 Merger”) with Bankrate surviving the 2009 Merger as a wholly-owned subsidiary of Holdings. All remaining outstanding Shares not tendered in the Tender Offer (other than Shares owned by Holdings, Merger Sub, Bankrate, and certain of Bankrate’s officers and directors as set forth in the Support Agreements), were acquired for cash at the Offer Price after a 30-day notice period ending on September 25, 2009 and on the terms and conditions set forth in the Merger Agreement. The transaction was valued at approximately $576.2 million. The amount paid in cash by Holdings was $552.5 million with the remaining amount paid using Bankrate’s cash.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Bankrate, Inc., and subsidiaries Wescoco LLC, Mortgage Market Information Services, Inc., Interest.com, Inc., NetQuote Holdings, Inc., NetQuote Inc., CreditCards.com, Inc., CCRD Operating Company Inc., CreditCards.com Limited (United Kingdom), Freedom Marketing (United Kingdom), and Rate Holding Company (100% owner of Bankrate Information Consulting (Beijing) Co., Ltd.) after elimination of all intercompany accounts and transactions.

The 2011 Merger was accounted for as a common control merger and in a manner similar to a pooling of interests. Accordingly, Holdings and Bankrate were consolidated retroactively to the earliest Successor period presented using the historical cost basis of each entity.

In conjunction with the 2009 Merger, the acquisition of Bankrate by Holdings was accounted for on August 25, 2009, the date of which Holdings obtained control of Bankrate, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations. The assets and liabilities of Bankrate were adjusted to reflect Holdings’ basis in accordance with ASC 805. From July 17, 2009 (date of inception) to August 25, 2009, Holdings had no operating activity except for certain expenses incurred in the Acquisition. The Company is sometimes referred to as the “Successor” for periods on or after July 17, 2009, and the “Predecessor” for periods prior to August 25, 2009.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and the reported

Bankrate, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

For the Years Ended December 31, 2011 and 2010, the Period from July 17, 2009 to December 31, 2009 (Successor) and the Period from January 1, 2009 to August 24, 2009 (Predecessor)

amounts of revenue and expenses during the reporting period. We believe that the judgments, estimates and assumptions involved in the accounting for revenue recognition, income taxes, the allowance for doubtful accounts receivable, useful lives of intangible assets, share based payments and intangible asset impairment, goodwill impairment, acquisition accounting, and contingencies have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Actual results could differ from those estimates.

Cash and Cash Equivalents

We consider all highly liquid debt investments purchased with an original maturity of less than three months to be cash equivalents. The carrying value of these investments approximates fair value. As of December 31, 2011, our cash equivalents consisted of approximately $5.1 million of U.S. Treasury securities with 30-day maturities, approximately $1.1 million held in British pound sterling, approximately $49.4 million of operating cash subject to the $250,000 FDIC insured deposit limit, and $625,000 held in Renminbi in China.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to make required payments. We look at historical write-offs and sales growth when determining the adequacy of the allowance. Should the financial condition of our customers deteriorate, resulting in an impairment of their ability to make payments, or if the level of accounts receivable increases, the need for possible additional allowances may be necessary. Any additions to the allowance for doubtful accounts are recorded as bad debt expense and included in general and administrative expenses. During the years ended December 31, 2011 and 2010, the period from July 17, 2009 to December 31, 2009, and the period from January 1, 2009 to August 24, 2009 we charged approximately $2.7 million (Successor), $776,000 (Successor), $126,000 (Successor), and $540,000 (Predecessor), respectively, to bad debt expense. During the year ended December 31, 2010 and the period from July 17, 2009 to December 31, 2009 we recovered (net of write-offs) $38,000 and $3,000. During the year ended December 31, 2011 and the period from January 1, 2009 to August 24, 2009 we wrote off (net of recoveries) approximately $2.1 million and $659,000, respectively, of accounts deemed uncollectible.

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are stated at cost less accumulated depreciation, and are depreciated on a straight-line basis over the estimated useful lives of the assets which range from three to seven years. Leasehold improvements are depreciated on a straight-line basis over the shorter of the lease term or the estimated useful lives of the improvements. Certain equipment held under capital leases are classified as equipment and the related obligations are recorded as capital lease obligations.

Intangible Assets

Intangible assets consist primarily of domain names and URLs, customer relationships, affiliate relationships and developed technologies acquired in connection with the Acquisition and our subsequent acquisitions in 2011 and 2010 (see Note 11). Intangible assets are being amortized over their estimated useful lives on both straight-line and accelerated bases.

Bankrate, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

For the Years Ended December 31, 2011 and 2010, the Period from July 17, 2009 to December 31, 2009 (Successor) and the Period from January 1, 2009 to August 24, 2009 (Predecessor)

Subsequent to the Acquisition, the asset categories and their estimated useful lives are as follows:

(In thousands)	Successor Estimated Useful Life
Trademarks and URLs	3-25 years
Customer relationships	7-15 years
Affiliate network relationships	1-15 years
Developed technologies	3-6 years

Impairment of Long-Lived Assets Including Intangible Assets with Finite Lives

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

There were no impairment charges of long-lived assets including intangible assets with finite lives for the years ended December 31, 2011 and 2010, the period from July 17, 2009 to December 31, 2009 and the period from January 1, 2009 to August 24, 2009.

Goodwill

In accordance with ASC 350, Intangibles—Goodwill and Other, we first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (a likelihood of more than 50%) that the fair value of our reporting unit is less than its carrying amount. We have determined that we have one segment and one reporting unit. We perform this assessment annually, on October 1st of each year, or more frequently, if facts and circumstances warrant a review, at the reporting unit level. If after assessing the qualitative factors, we determine that it is not more likely than not that the fair value of the reporting unit is less than the carrying value then we conclude that we have no goodwill impairment and no further testing is performed, otherwise, we proceed to the two-step process. The first step under the two step process, since the carrying amount of our reporting unit is greater than zero, is to compare the fair value of the reporting unit to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied value, an impairment loss equal to the difference will be recorded. Our impairment evaluations are based on the Company’s single operating segment and reporting unit structure. We performed impairment evaluations in each period presented and concluded that there was no impairment of goodwill.

Website Development

We account for our website development costs under ASC 350-50, Intangibles—Goodwill and Other—Website Development Costs. ASC 350-50 provides guidance on the accounting for the costs of development of company

Bankrate, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

For the Years Ended December 31, 2011 and 2010, the Period from July 17, 2009 to December 31, 2009 (Successor) and the Period from January 1, 2009 to August 24, 2009 (Predecessor)

websites, dividing the website development costs into five stages: (1) the planning stage, during which the business and/or project plan is formulated and functionalities, necessary hardware and technology are determined, (2) the website application and infrastructure development stage, which involves acquiring or developing hardware and software to operate the website, (3) the graphics development stage, during which the initial graphics and layout of each page are designed and coded, (4) the content development stage, during which the information to be presented on the website, which may be either textual or graphical in nature, is developed, and (5) the operating stage, during which training, administration, maintenance and other costs to operate the existing website are incurred. The costs incurred in the website application and infrastructure stage, the graphics development stage and the content development stage are capitalized; all other costs are expensed as incurred. The Company capitalized website development costs totaling approximately $2.8 million (Successor), $2.6 million (Successor), $0 (Successor), and $1.0 million (Predecessor) during the years ended December 31, 2011 and 2010, the period from July 17, 2009 to December 31, 2009, and the period from January 1, 2009 to August 24, 2009, respectively. These amounts are amortized over a three year period.

Basic and Diluted Loss Per Share

We compute basic loss per share by dividing net loss for the year by the weighted average number of shares outstanding for the year. Diluted loss per share includes the effects of dilutive common stock equivalents, consisting of outstanding share-based awards, unrecognized compensation expense and tax benefits in accordance with ASC 718, Compensation – Stock Compensation, to the extent the effect is not antidilutive, using the treasury stock method. Since we have a net loss attributable to common shareholders, basic and diluted loss per share are the same for the years ended December 31, 2011 and 2010, the period from July 17, 2009 to December 31, 2009, and the period from January 1, 2009 to August 24, 2009.

The following table presents the computation of basic and diluted loss per share:

(In thousands, except share and per share data)		Successor		Predecessor
	Year ended December 31, 2011	Year ended December 31, 2010	Period from July 17 to December 31, 2009	Period from January 1 to August 24, 2009
Net loss	$(13,422)	$(21,397)	$(9,776)	$(34,584)

Weighted average common shares outstanding for basic and diluted loss per share calculation	94,160,687	71,494,223	43,692,073	18,862,259

Basic and diluted loss per share:
Basic and Diluted	$(0.14)	$(0.30)	$(0.22)	$(1.83)

For the year ended December 31, 2011, 779,089 shares attributable to the assumed exercise of outstanding stock options and restricted stock were excluded from the calculation of diluted net income per share because the effect was anti-dilutive. For the year ended December 31, 2010, the period from July 17, 2009 to December 31, 2009 and the period from January 1, 2009 to August 24, 2009 there were no shares attributable to the assumed exercise of outstanding stock options, since no stock options were outstanding at the end of the respective year or periods.

Deferred Compensation Plan

During 2002, we established a non-qualified deferred compensation plan that permits eligible employees to defer a portion of their compensation. The deferred compensation liability (other non-current liabilities) was $179,000

Bankrate, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

For the Years Ended December 31, 2011 and 2010, the Period from July 17, 2009 to December 31, 2009 (Successor) and the Period from January 1, 2009 to August 24, 2009 (Predecessor)

and $183,000 at December 31, 2011 and 2010, respectively. We have established a grantor trust (Rabbi Trust) to provide funding for benefits payable under our non-qualified deferred compensation plan. The assets held in the trust amounted to $131,000 and $144,000 at December 31, 2011 and 2010, respectively. The Rabbi Trust’s assets consist of short-term cash investments and a managed portfolio of equity securities. These assets are included in other assets in the accompanying consolidated balance sheets.

Deferred Financing Costs

In connection with the issuance of the intercompany note in 2009 (Note 9), the Company incurred deferred financing costs of $526,000 related to the issuance of the $222.0 million note payable to Holdings which were being amortized to interest expense using a method which approximates the effective interest method over the term of the related debt.

In connection with the acquisitions of NetQuote (Note 11) and CreditCards (Note 11) and the issuance of the Senior Secured Notes (Note 10), on July 13, 2010, the parties converted the Shareholder Notes (Note 9) into common shares and we fully amortized the remaining deferred financing costs in the amount of $436,000.

In connection with the issuance of the Senior Secured Notes on July 13, 2010, the Company incurred approximately $11.6 million in underwriting fees and direct costs that have been classified as deferred financing costs related to the issuance of the Senior Secured Notes, which are amortized to interest expense using the effective interest method over the term of the related debt.

In connection with the issuance of the Revolving Credit Facilities in an aggregate amount of $100.0 million in June 2011 (Note 10), the Company incurred $3.0 million in bank and legal fees. These fees have been classified as deferred financing costs and are being amortized to interest expense using a straight line method over the term of the Revolving Credit Facilities.

During the years ended December 31, 2011 and 2010, the period from July 17, 2009 to December 31, 2009, and the period from January 1, 2009 to August 24, 2009, we amortized approximately $2.0 million (Successor), $700,000 (Successor), $37,000 (Successor) and $0 (Predecessor), respectively, in deferred financing costs which is recorded in interest expense. In addition, the Company expensed approximately $3.5 million of deferred financing cost in June 2011 as a result of the redemption of $105.0 million aggregate principal amount of outstanding Notes, which is included in loss on redemption of senior secured notes on the accompanying consolidated statements of operations. At December 31, 2011 and 2010, deferred financing costs had a balance of approximately $8.3 million and $10.9 million, respectively, and are included in other assets on the accompanying consolidated balance sheets.

Income Tax Expense (Benefit)

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

Bankrate, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

For the Years Ended December 31, 2011 and 2010, the Period from July 17, 2009 to December 31, 2009 (Successor) and the Period from January 1, 2009 to August 24, 2009 (Predecessor)

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

Comprehensive Loss

Comprehensive loss consists of net loss and other losses for foreign currency translation that, under generally accepted accounting principles, are excluded from net loss.

The components of comprehensive loss for the years ended December 31, 2011 and 2010, the period from July 17, 2009 to December 31, 2009, and the period from January 1, 2009 to August 24, 2009 are as follows:

	Successor			Predecessor
(In thousands)	Year ended December 31, 2011	Year ended December 31, 2010	Period from July 17 to December 31, 2009	Period from January 1 to August 24, 2009

Net loss	$(13,422)	$(21,397)	$(9,776)	$(34,584)
Other comprehensive loss:
Foreign currency translation, net of tax of $493	—	(740)	—	—

Total comprehensive loss	$(13,422)	$(22,137)	$(9,776)	$(34,584)

The components of accumulated other comprehensive loss as of December 31, 2011 and 2010 are as follows:

	December 31,
(In thousands)	2011	2010
Foreign currency translation, net of tax of $493	$(740)	$(740)

Accumulated other comprehensive loss	$(740)	$(740)

Revenue Recognition

Online revenue comprised 98% (Successor), 97% (Successor), 94% (Successor), and 94% (Predecessor), of total revenues during the years ended December 31, 2011 and 2010, the period from July 17, 2009 to December 31, 2009, and the period from January 1, 2009 to August 24, 2009, respectively. Online advertising is the sale of advertising, sponsorships, hyperlinks, and lead generation within our Online Network through Bankrate.com,

Bankrate, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

For the Years Ended December 31, 2011 and 2010, the Period from July 17, 2009 to December 31, 2009 (Successor) and the Period from January 1, 2009 to August 24, 2009 (Predecessor)

Interest.com, Bankaholic.com, Mortgage-calc.com, CreditCardGuide.com, Nationwidecardservices.com, Creditcardsearchengine.com, Feedisclosure.com, Insureme.com, Bankrate.com.cn (China), CreditCards.com, Creditcards.ca, Netquote.com, CD.com, CarInsuranceQuotes.com and InsWeb.com. The print publishing and licensing business is primarily engaged in the sale of advertising in the Mortgage Guide and CD & Deposit Guide rate tables, newsletter subscriptions, and licensing of research information.

Two customers each constituted more than 10% of total revenue and our ten largest customers accounted for approximately 56% of total revenue for the year ended December 31, 2011. No single customer accounted for more than 10% of total revenue during the year ended December 31, 2010, the period from July 17, 2009 to December 31, 2009, and the period from January 1, 2009 to August 24, 2009, respectively. No material revenues were generated outside of the United States (see Note 6).

Online Revenue

Our online revenue is primarily derived from three monetization methods: display advertising, hyperlink advertising and lead generation advertising. In general, the amount of advertising we sell is a function of a number of market conditions including (1) the number of visitors to our Online Network, (2) the number of ad pages we serve to those visitors, (3) the click-through rate of our visitors on hyperlinks, (4) the number of advertisements per page, (5) the rate at which visitors apply for financial product offerings, and (6) advertiser demand.

Display advertising on our Online Network consists primarily of leader boards, sponsorship banners, badges, islands, posters and skyscraper advertisements. These advertisements are sold to advertisers on a cost-per-thousand impressions (“CPM”) and to a lesser extent on a fixed-billed campaign basis. Display advertising sales are invoiced monthly at amounts based on specific contract terms predominantly based on the number of impressions actually delivered to the advertiser and to a lesser extent (less than 1% of total online revenue for all periods presented), on a contractual fixed bill basis. Revenue is recognized monthly based on the actual number of impressions delivered with any undelivered contracted billed impressions deferred on the Balance Sheet and recognized when impressions are delivered. We monitor fixed bill campaigns weekly and strive to match our fixed bill contracted impression terms to actual impressions delivered and make changes to our delivery schedule so that actual delivery and contracted impressions remain relatively consistent.

We also sell hyperlink advertising (interest rate table listings, credit card and insurance company listings) on our Online Network on a cost-per-click (“CPC”). Revenue is earned each time a visitor to our Online Network clicks on a rate table listing, net of invalid clicks. We also sell text links on our rate pages to advertisers on a CPC basis. Advertisers enter an auction bidding process on a third-party website for placement of their text link based on the amount they are willing to pay for each click-through to their website. We recognize revenue monthly for each text link based on the number of clicks, at the CPC contracted price.

Additionally, we sell lead generation advertising on a “per action” basis (i.e., a consumer application for a credit card, mortgage or insurance product) when a visitor to our Online Network completes an application for one of our advertisers’ products. Revenue is recognized monthly based on the number of actions reported by the advertiser, subject to our verification. We are also involved in revenue sharing arrangements with our online partners where the consumer uses co-branded sites hosted by us. Revenue is effectively allocated to each partner based on the revenue earned from each site. The allocated revenue is shared according to distribution agreements. Revenue is recorded at gross amounts and partnership payments are recorded in cost of revenue, pursuant to the provisions of ASC 605-45, Revenue Recognition—Principal Agent Considerations.

Bankrate, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

For the Years Ended December 31, 2011 and 2010, the Period from July 17, 2009 to December 31, 2009 (Successor) and the Period from January 1, 2009 to August 24, 2009 (Predecessor)

We also generate revenue by delivering measurable online marketing results to our clients in the credit card and personal insurance verticals. These results are typically in the form of qualified leads or clicks, the outcomes of customer prospects submitting requests on, or to be contacted regarding a quote of a personal insurance product or an application for a credit card. These qualified leads are generated from our marketing activities on our websites or on third party websites with whom we have relationships. For credit cards, clients primarily pay us for leads that they can convert into customers. For credit card issuers that pay on a per approved application basis, revenue is earned and recognized when a credit card application is approved for issuance. For customers that pay on a per application or per click-through basis, revenue is recognized at the moment such activity is completed. For personal insurance products, clients pay us on a per lead basis whether or not they convert into customers. Revenue is recognized from each lead at the time the consumer information is delivered to the insurance agent and the Company has no further obligation to the consumer or insurance agent. Our customers may apply for credits on leads that are invalid. Revenue is reduced by credits matched to the month the lead was delivered. Depending on the product, advertisers have between 5 and 10 days following month end to request credit for a lead purchased in the previous month, after which they can no longer request or be granted a credit. We partner with vertical content websites that attract Internet visitors from organic search engine rankings due to the quality and relevancy of their content to search engine users. With these partners, we have entered into revenue sharing arrangements based on the revenue earned from their leads. Revenue is recorded at gross amounts and partnership payments are recorded in cost of revenue, pursuant to the provisions of ASC 605-45. In certain instances, customers prepay for our services and these unearned amounts are booked as deferred revenue and customer deposits.

Print Publishing and Licensing Revenue

Print publishing and licensing revenue represents advertising revenue from the sale of advertising in the Mortgage Guide and CD & Deposit Guide (formerly called Consumer Mortgage Guide) rate tables, newsletter subscriptions, and licensing of research information. We charge a commission for placement of the Mortgage Guide and CD & Deposit Guide in a print publication. Advertising revenue and commission income is recognized when the Mortgage Guide and CD & Deposit Guide run in the publication. Revenue from our newsletters is recognized ratably over the period of the subscription, which is generally up to one year. Revenue from the sale of research information is recognized ratably over the contract period.

We also earn fees from distributing editorial rate tables that are published in newspapers and magazines across the United States, from paid subscriptions to three newsletters, and from providing rate surveys to institutions and government agencies. In addition, we license research data under agreements that permit the use of rate information we develop to advertise the licensee’s products in print, radio, television, and website promotions. Revenue for these products is recognized ratably over the contract/subscription periods.

Marketing Expenses

Marketing costs represent expenses associated with expanding brand awareness of our products and services to consumers and include key word (pay-per-performance) campaigns on Internet search engines, print and Internet advertising, marketing and promotion costs. Marketing costs are expensed as incurred. During the years ended December 31, 2011 and 2010, the period from July 17, 2009 to December 31, 2009, and the period from January 1, 2009 to August 24, 2009 we incurred approximately $81.6 million (Successor), $19.2 million (Successor), $2.4 million (Successor), and $4.3 million (Predecessor), respectively, in direct advertising expense.

Bankrate, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

For the Years Ended December 31, 2011 and 2010, the Period from July 17, 2009 to December 31, 2009 (Successor) and the Period from January 1, 2009 to August 24, 2009 (Predecessor)

Segment Reporting

The Predecessor and the Successor operate in one reportable business segment. We evaluate the operating performance of our business as a whole. Our chief operating decision maker (i.e., Chief Executive Officer) reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by type for purposes of allocating resources and evaluating financial performance. There are no business unit managers who are held accountable by our chief operating decision maker, or anyone else, for operations, operating results, budgeting and strategic planning for levels or components below the consolidated unit level.

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

The following table presents estimated fair value, and related carrying amounts, as of December 31, 2011 and December 31, 2010:

	December 31, 2011		December 31, 2010
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$56,213	$56,213	$115,630	$115,630
Accounts receivable	60,543	60,543	42,731	42,731
Financial Liabilities:
Senior Secured Note	$193,613	$220,961	$297,417	$331,500
Accrued interest	10,588	10,588	16,393	16,393

Stock Based Compensation

We account for share-based compensation in accordance with ASC 718, Compensation—Stock Compensation. Under the fair value recognition provisions of ASC 718, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. The valuation provisions of ASC 718 apply to new grants and to grants that were outstanding as of the effective date of ASC 718 and are subsequently modified. See Note 3 for further information regarding our stock based compensation assumptions and expense.

Reclassification

Certain reclassification has been made to the Consolidated Balance Sheet as of December 31, 2010 to conform to the December 31, 2011 presentation.

New Accounting Pronouncements

Recently Adopted Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820)—Fair Value Measurements and Disclosures, to add additional disclosures

Bankrate, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

For the Years Ended December 31, 2011 and 2010, the Period from July 17, 2009 to December 31, 2009 (Successor) and the Period from January 1, 2009 to August 24, 2009 (Predecessor)

about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3. The new disclosures and clarifications of existing disclosures are effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activity. Those disclosures are effective for fiscal years beginning after December 15, 2010. The implementation of ASU 2010-06 did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13 (an update to ASC 605-25), Revenue Recognition: Multiple-Element Arrangements, which is effective for annual periods beginning on or after June 15, 2010; however, early adoption is permitted. In arrangements with multiple deliverables, ASU 2009-13 permits entities to use management’s best estimate of selling price to value individual deliverables when those deliverables have never been sold separately or when third-party evidence is not available. In addition, any discounts provided in multiple-element arrangements will be allocated on the basis of the relative selling price of each deliverable. The implementation of ASU—2009-13 as of January 1, 2011 did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, Intangibles—Goodwill and Other (Topic 350)—When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. ASU 2010-28 modifies Step 1 of the goodwill impairment test so that for those reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not based on an assessment of qualitative indicators that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The implementation of ASU 2010 -28 as of January 1, 2011 did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (ASC Topic 805, “Business Combinations”). The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The implementation of ASU 2010 -29 as of January 1, 2011 did not have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and others (Topic 350)—Testing Goodwill for Impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. As permitted under ASU 2011-08, the Company early adopted this ASU as of October 1, 2011. The adoption of ASU 2011-08 did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Pronouncements, Not Adopted as of December 31, 2011

In May 2011, the FASB issued ASU 2011-04, Fair value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRS’s. ASU 2011-04 amends Topic 820, Fair Value Measurement to change the wording used to describe the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments include

Bankrate, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

For the Years Ended December 31, 2011 and 2010, the Period from July 17, 2009 to December 31, 2009 (Successor) and the Period from January 1, 2009 to August 24, 2009 (Predecessor)

wording changes that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments are effective during interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 amends Topic 220, Comprehensive Income, to give an entity the option for presenting the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment in this update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. The amendments in this update defers only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. The adoption of ASU 2011-05 and subsequent amendment in ASU 2011-12 is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This amendment requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The amendment is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of ASU 2011-11 is not expected to have a material impact on the Company’s consolidated financial statements.

Note 3—Stock Based Compensation

The Company’s stock based compensation program is a long-term retention program that is intended to attract, retain and provide incentives for directors, officers and employees in the form of non-qualified stock options and restricted stock.

Prior to the Acquisition, the Company maintained a stock option program. Until June 17, 2008, when our stockholders approved the 2008 Equity Compensation Plan (the “2008 Plan”), we granted stock options from the Second Amended and Restated 1999 Equity Compensation Plan (the “1999 Plan”) and the 1997 Equity Compensation Plan (the “1997 Plan”). The 1997 Plan terminated in 2007, the 1999 Plan terminated in March 2009, and the 2008 Plan was terminated when all options were settled effective with the acquisition of the Company as described in Note 11.

In June 2011, the Company established the 2011 Equity Compensation Plan (the “2011 Plan”) to grant stock based awards for up to 12,120,000 shares of our common stock. Under the 2011 Plan, the Board of Directors or its delegate has the sole authority to determine who receives such grants, the type, size and timing of such grants, and to specify the terms of any non-competition agreements relating to the grants. The purpose of the 2011 Plan is to advance our interests by providing eligible participants in the Plan with the opportunity to receive equity-based or cash incentive awards, thereby aligning their economic interests with those of our stockholders.

Bankrate, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

For the Years Ended December 31, 2011 and 2010, the Period from July 17, 2009 to December 31, 2009 (Successor) and the Period from January 1, 2009 to August 24, 2009 (Predecessor)

Restricted Stock

In April 2007, we awarded 200,000 shares of restricted common stock to seven executive officers. The awards have an eight-year term and only vest if, at any point during the term of the award, the closing price of our stock is at or above the following specific thresholds for ninety consecutive days; $44.00—25% of award shares vest; $50.00—33% of award shares vest; $56.00—remaining 42% of award shares vest. Once the specific threshold has been satisfied, the applicable percentage of award shares vest as follows; one-third upon satisfying the incremental threshold; one-third on the first anniversary of satisfying the incremental threshold; and the remaining one-third on the second anniversary of satisfying the incremental threshold. The awards also vest on a change in control provided certain conditions are met. We valued the awards using a Monte Carlo simulation model that used the following assumptions: volatility factor—61.8% based on a weighted average of historical stock price volatility and implied volatility in market traded options; risk-free interest rate—4.73% on U.S. Treasury constant maturity issues having remaining terms similar to the expected term of the awards; and the dividend yield is 0%. The weighted average grant date fair value was $35.59 and the weighted average expected time to vest as of grant date was 2.37 years.

In April 2008, all seven restricted stock award agreements were amended to provide for vesting of 40,000 shares as follows: 10,000 shares upon the earlier of (i) the date on which the $44 threshold is satisfied or (ii) April 30, 2009; 13,200 shares upon the earlier of (i) the date on which the $50 threshold is satisfied or (ii) April 30, 2009; and 16,800 shares upon the earlier of (i) the date on which the $56 threshold is satisfied; or (ii) April 30, 2009. The incremental stock based compensation expense related to the modification was approximately $91,000.

In August 2008, a restricted stock award agreement for 25,000 shares was amended pursuant to the terms of a Severance and General Release Agreement (the “Agreement”) for one of the executive officers. The Agreement provided for post-termination vesting of 5,000 shares on April 30, 2009. The grant date fair value of the 20,000 shares forfeited was approximately $712,000. Approximately $158,000 of compensation expense was recorded related to the modification and approximately $307,000 of previously recognized compensation expense was reversed.

In February 2009, all six restricted stock award agreements were again amended to provide for vesting of the remaining 140,000 shares as follows: 35,000 shares upon the earlier of (i) the date on which the $44 threshold is satisfied or (ii) April 30, 2009; 35,000 shares upon the earlier of (i) the date on which the $50 threshold is satisfied or (ii) April 30, 2010; 35,000 shares upon the earlier of (i) the date on which the $56 threshold is satisfied or (ii) April 30, 2011; and 35,000 shares upon the earlier of (i) the date on which the $56 threshold is satisfied or (ii) April 30, 2012. The incremental stock based compensation expense related to the modification was $776,000, which was recorded during the period from January 1, 2009 to August 24, 2009.

Also in February 2009, we awarded 110,000 shares of restricted common stock to three executive officers. The awards have a 7-year term and vest as follows: 29,792 shares on April 30, 2010; 27,500 shares on April 30, 2011; 27,500 shares on April 30, 2012; and 25,208 shares on April 30, 2013. The awards also vest on a change in control provided certain conditions are met. We valued these awards at $27.75, the grant date fair value and the weighted average expected time to vest was 2.31 years. We also awarded 17,499 shares of restricted common stock to seven executive officers. The awards have a 7-year term and vest as follows: 6,319 shares on February 11, 2010; 5,833 shares on February 11, 2011; and 5,347 shares on February 11, 2012. The awards also vest on a change in control provided certain conditions are met. We valued these awards at $27.75, the grant date fair value and the weighted average expected time to vest was 1.81 years.

Bankrate, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

For the Years Ended December 31, 2011 and 2010, the Period from July 17, 2009 to December 31, 2009 (Successor) and the Period from January 1, 2009 to August 24, 2009 (Predecessor)

In accordance with the amendments to the restricted stock agreements described above, 70,000 shares vested on April 30, 2009 (excluding the 5,000 shares that vested pursuant to the Agreement described above). Since the vesting date was within a Blackout Period, as defined, in the Bankrate, Inc. Insider Trading Policy, the shares were distributed, and tax withholdings were calculated, on May 12, 2009. We withheld 23,982 shares to cover tax withholdings and issued 46,018 shares to the executive officers.

On July 15, 2009, we awarded 30,000 shares of restricted stock to an executive officer. The award has a 7-year term and vests as follows: 7,500 shares on July 15, 2010; 7,500 shares on July 15, 2011; 7,500 shares on July 15, 2012; and 7,500 shares on July 15, 2013. The awards also vests on a change in control provided certain conditions are met. We valued this award at $24.96, the grant date fair value, and the weighted average expected time to vest was 2.5 years.

Effective with the Acquisition as described in Note 11, all the restricted stock shares related to the equity compensation plans prior to the Acquisition were settled in cash.

In June 2011, we awarded 120,135 shares of restricted common stock to employees located throughout the United States. These restricted stock grants are valued based on the market price of the common stock on the date of grant. Compensation expense arising from restricted stock grants with cliff vesting is recognized using the straight line method over the vesting period.

The restricted stock awards cliff vest after the first anniversary of the grant date subject to continued employment through the applicable vesting date. As of December 31, 2011, there were 112,135 restricted stock grants outstanding due to the issuance of 500 shares of restricted common stock and the forfeitures of 8,500 restricted stock grants.

Stock based compensation expense related to restricted stock awards was approximately $955,000 (Successor), $0 (Successor), $0 (Successor) and $2.4 million (Predecessor) for the years ended December 31, 2011 and 2010 (Successor), the period from July 17, 2009 to December 31, 2009 and the period from January 1, 2009 to August 24, 2009 respectively.

As of December 31, 2011, approximately $811,000 of total unrecognized compensation costs, net of forfeitures, related to non-vested restricted stock awards is expected to be recognized over a weighted average period of 0.5 years.

Stock Options

We use the Black-Scholes option pricing model to determine the fair value of our stock options. The determination of the fair value of the awards on the date of grant using an option-pricing model is affected by the price of our common stock, as well as assumptions regarding a number of complex and subjective variables. These variables include expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates, expected dividends and the estimated forfeiture rate.

We estimated the expected term of outstanding stock options by taking the average of the vesting term and the contractual term of the option, as illustrated in ASC 718, Compensation—Stock Compensation. We use the simplified method to estimate the expected term for employee stock option grants as adequate historical experience is not available to provide a reasonable estimate. We will continue to apply the simplified method

Bankrate, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

For the Years Ended December 31, 2011 and 2010, the Period from July 17, 2009 to December 31, 2009 (Successor) and the Period from January 1, 2009 to August 24, 2009 (Predecessor)

until enough historical experience is available to provide a reasonable estimate of the expected term for stock option grants. We estimated the volatility of our common stock by using an average of historical stock price volatility of publicly traded entities that are considered peers to Bankrate in accordance with ASC 718. The decision to use a weighted average volatility factor of a peer group was based upon the relatively short period of availability of data on actively traded options on our common stock. We based the risk-free interest rate used in the option pricing model on U.S. Treasury constant maturity issues having remaining terms similar to the expected terms of the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. All share-based payment awards are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period.

If factors change and we employ different assumptions for estimating share-based compensation expense in future periods or if we decide to use a different valuation model, the future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and net income per share.

Stock options exercisable into 5,210,000 shares (Successor) and 67,500 shares (Predecessor) were granted during the year ended December 31, 2011 and the period from January 1, 2009 to August 24, 2009. The stock options granted have an average exercise price of $15.09 (Successor) and $36.61 (Predecessor) per option and a contractual term of seven years. There were no stock options granted during the year ended December 31, 2010 (Successor) and the period from July 17, 2009 to December 31, 2009 (Successor). The following table provides the weighted average fair value of the stock options granted during the year ended December 31, 2011 and the period from January 1, 2009 to August 24, 2009 using the Black-Scholes option pricing model together with a description of the weighted average assumptions used to calculate the fair value.

	Successor			Predecessor
	Year ended December 31, 2011	Year ended December 31, 2010	Period from July 17, 2009 through December 31, 2009	Period from January 1 to August 24, 2009
Weighted Average Assumptions:
Weighted average grant date fair value	$6.90	$—	$—	$16.90
Expected volatility	53.0%	0.0%	0.0%	58.0%
Risk free rate	1.4%	0.0%	0.0%	1.7%
Expected lives	4.75 years	—	—	4.2 years
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

Bankrate, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

For the Years Ended December 31, 2011 and 2010, the Period from July 17, 2009 to December 31, 2009 (Successor) and the Period from January 1, 2009 to August 24, 2009 (Predecessor)

The stock based compensation expense for stock options and restricted stock awards recognized in our consolidated statements of operations was as follows:

(In thousands)	Successor			Predecessor
	December 31, 2011	Year ended December 31, 2010	Period from July 17, 2009 through December 31, 2009	Period from January 1 to August 24, 2009
Cost of revenue	$445	$—	$—	$2,958
Operating expenses:
Sales	899	—	—	5,540
Marketing	520	—	—	890
Product development	985	—	—	948
General and administrative	2,660	—	—	12,178

Total share-based compensation expense	$5,509	$—	$—	$22,514

Included in stock based compensation expense for the period from January 1, 2009 to August 24, 2009 is $16.3 million due to the recognition of unamortized compensation costs as the acquisition of the Company triggered the change in control provisions of the stock based compensation instruments and resulted in the immediate acceleration of the vesting.

Pursuant to the income tax provisions of ASC 718, we follow the “long-haul method” of computing our hypothetical additional paid-in capital, or APIC, pool. The total fair value of stock options that vested during the year ended December 31, 2011 and the period from January 1 to August 24, 2009, was approximately $0 million (Successor) and $8.0 million (Predecessor), respectively, excluding the impact of the vesting acceleration at the time of the Acquisition.

Bankrate, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

For the Years Ended December 31, 2011 and 2010, the Period from July 17, 2009 to December 31, 2009 (Successor) and the Period from January 1, 2009 to August 24, 2009 (Predecessor)

Stock option activity was as follows for the years ended December 31, 2011 and 2010 (Successor), the period from July 17, 2009 to December 31, 2009 (Successor), and the period from January 1, 2009 to August 24, 2009 (Predecessor):

	Number of Shares	Price Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value

Balance, December 31, 2008	2,843,610	$0.85 - $53.68	$25.52	$—
Granted	67,500	$26.61 - $38.93	$36.61	—
Exercised	(133,291)	$0.85 - $27.26	$17.18	—
Forfeited	(237,264)	$18.44 - $53.68	$51.73	—
Expired	—	—	—	—

Balance, August 24, 2009	2,540,555	$0.85 - $53.68	$23.80	$—
Granted	—	—	—	—
Exercised	(1,326,803)	$0.85 - $27.26	$9.01	—
Forfeited	(1,213,752)	$28.91 - $53.68	$33.86	—
Expired	—	—	—	—

Balance, December 31, 2009	—	—	—	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—

Balance, December 31, 2010	—	—	—	$—
Granted	5,210,000	$14.32 - $19.79	$15.09	—
Exercised	—	—	—	—
Forfeited	(210,000)	$15.00	$15.00	—
Expired	—	—	—	—

Balance, December 31, 2011	5,000,000	$14.32 - $19.79	$15.09	$32,036,400

The aggregate intrinsic value of stock options outstanding as of December 31, 2011 is calculated as the difference between the market value at December 31, 2011 ($21.50) and the exercise price of the stock options.

Additional information with respect to outstanding stock options as of December 31, 2011, is as follows:

Options Outstanding			Options Exercisable
Prices	Number of Shares	Weighted Average Remaining Contractual Term (Years)	Number of Shares	Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

$14.32 - $19.79	5,000,000	6.56	None	—	—	$—

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2011 and 2010, the period from July 17, 2009 to December 31, 2009 and the period from January 1, 2009 to August 24, 2009 was approximately $0, $0, $25.9 million (Successor) and $1.6 million (Predecessor), respectively.

As of December 31, 2011, $30.6 million of total unrecognized compensation costs, net of forfeitures, related to non-vested stock option awards is expected to be recognized over a weighted average period of 3.47 years.

Bankrate, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

For the Years Ended December 31, 2011 and 2010, the Period from July 17, 2009 to December 31, 2009 (Successor) and the Period from January 1, 2009 to August 24, 2009 (Predecessor)

Note 4—Financial Statement Details

Prepaid expenses and other current assets consisted of the following:

	December 31,
(In thousands)	2011	2010
Prepaid income taxes	$473	$1,243
Other current assets	2,062	4,246

	$2,535	$5,489

Allowance for Doubtful Accounts

Allowance for doubtful accounts activity consisted of the following:

	Successor			Predecessor
(In thousands)	Year ended December 31, 2011	Year ended December 31, 2010	Period from July 17 to December 31, 2009	Period from January 1 to August 24, 2009
Balance, beginning of period	$943	$129	$—	$1,566
Provision	2,681	776	126	540
Write-offs	(2,399)	(12)	—	(683)
Recoveries	309	50	3	24

Balance, end of period	$1,534	$943	$129	$1,447

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment consisted of the following:

	December 31,
	2011	2010
(In thousands)
Furniture and fixtures	$563	$493
Computers and software	13,834	7,471
Equipment	167	166
Leasehold improvements	1,177	988

	15,741	9,118
Less accumulated depreciation and amortization	(6,676)	(2,797)

	$9,065	$6,321

Depreciation expense was approximately $4.1 million (Successor), $2.5 million (Successor), $330,000 (Successor), and $1.4 million (Predecessor), for the years ended December 31, 2011 and 2010, the period from July 17, 2009 to December 31, 2009, and the period from January 1, 2009 to August 24, 2009, respectively.

Bankrate, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

For the Years Ended December 31, 2011 and 2010, the Period from July 17, 2009 to December 31, 2009 (Successor) and the Period from January 1, 2009 to August 24, 2009 (Predecessor)

The net book value of equipment recorded under capital leases was approximately $72,000 and $102,000 at December 31, 2011 and 2010, respectively.

Intangible Assets

Intangible assets consisted of the following at December 31, 2011:

(In thousands)	Cost	Accumulated Amortization	Net	Weighted Average Amortization Period Years
Trademarks and URLs	$209,283	$(18,301)	$190,982	19.6
Customer relationships	219,911	(45,114)	174,797	8.9
Agent/vendor relationships	12,790	(10,576)	2,214	3.9
Developed technologies	17,468	(7,221)	10,247	4.7

	$459,452	$(81,212)	$378,240	13.5

Intangible assets consisted of the following at December 31, 2010:

(In thousands)	Cost	Accumulated Amortization	Net	Weighted Average Amortization Period Years

Trademarks and URLs	$178,823	$(8,289)	$170,534	20.6
Customer relationships	202,390	(21,728)	180,662	8.8
Agent/vendor relationships	10,490	(8,944)	1,546	1.5
Developed technologies	16,100	(3,097)	13,003	4.7

	$407,803	$(42,058)	$365,745	13.6

Amortization expense was approximately $39.4 million (Successor), $32.7 million (Successor), $9.5 million (Successor), and $6.9 million (Predecessor), for the years ended December 31, 2011 and 2010, the period from July 17, 2009 to December 31, 2009, and the period from January 1, 2009 to August 24, 2009, respectively.

Future amortization expense as of December 31, 2011 is expected to be:

(In thousands)	Amortization Expense
Year Ending December 31,
2012	41,378
2013	40,330
2014	39,045
2015	38,504
2016	37,182
Thereafter	181,801

Total expected amortization expense of intangible assets	$378,240

Bankrate, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

For the Years Ended December 31, 2011 and 2010, the Period from July 17, 2009 to December 31, 2009 (Successor) and the Period from January 1, 2009 to August 24, 2009 (Predecessor)

Goodwill

Goodwill activity consisted of the following:

(In thousands)	Successor
Balance, December 31, 2010	$559,168
Adjustment during the measurement period relating to acquisition of NetQuote Holdings, Inc.	(445)
Adjustment during the measurement period relating to acquisition of CreditCards.com, Inc.	1,191
Other acquisitions, net	35,608

Balance, December 31, 2011	$595,522

Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
(In thousands)	2011	2010
Accrued payroll and related benefits	$10,126	$6,743
Accrued vacation	953	675
Sales commissions	571	424
Marketing	1,180	2,210
Due to distribution partners	3,710	1,286
Professional fees	305	590
Deferred rent	576	607
Legal fees	453	961
Transaction related costs	3,921	824
Restructuring expenses	1,011	369
Franchise taxes	880	336
Income taxes	—	995
Other	2,602	1,123

	$26,288	$17,143

Bankrate, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

For the Years Ended December 31, 2011 and 2010, the Period from July 17, 2009 to December 31, 2009 (Successor) and the Period from January 1, 2009 to August 24, 2009 (Predecessor)

Note 5—Income Taxes

Income (loss) before income taxes includes losses from foreign operations of approximately $1.3 million (Successor), 1.3 million (Successor), $324,000 (Successor), and $554,000 (Predecessor), for the years ended December 31, 2011 and 2010, the period from July 17, 2009 to December 31, 2009, and the period from January 1, 2009 to August 24, 2009, respectively.

The components of the income tax expense (benefit) are as follows:

	Successor			Predecessor
	Year ended December 31, 2011	Year ended December 31, 2010	Period from July 17 to December 31, 2009	Period from January 1 to August 24, 2009
(In thousands)
Current:
Federal	$157	$3,758	$(3,784)	$(12,539)
State	864	152	(1,153)	(2,599)

Total current	1,021	3,910	(4,937)	(15,138)

Deferred:
Federal	6,704	(6,811)	(1,349)	9,996
State	(2,137)	(750)	(109)	1,108
Foreign	—	—	(114)	(188)

Total deferred	4,567	(7,561)	(1,572)	10,916

Total income tax expense (benefit)	$5,588	$(3,651)	$(6,509)	$(4,222)

The difference between income tax expense (benefit) computed at the statutory rate and the reported income tax expense (benefit) is as follows:

	Successor			Predecessor
(In thousands)	Year ended December 31, 2011	Year ended December 31, 2010	Period from July 17 to December 31, 2009	Period from January 1 to August 24, 2009
Income taxes at statutory rate	$(2,742)	$(8,767)	$(5,700)	$(13,582)
State income taxes, net of federal benefit	574	(715)	(789)	(1,157)
Stock based compensation	—	—	—	405
ISO conversion	—	—	—	(797)
Non deductible items related to acquisition	2,930	2,082	13	6,418
Uncertain tax positions	8,981	986	—	4,779
Non-deductible dividend	—	2,796	—	—
Other acquisition related items	(2,028)	—	—	—
Change in expected rate for deferred taxes	(1,467)	(33)	—	222
Other	(660)	—	(33)	(510)

Total income tax expense (benefit)	$5,588	$(3,651)	$(6,509)	$(4,222)

Bankrate, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

For the Years Ended December 31, 2011 and 2010, the Period from July 17, 2009 to December 31, 2009 (Successor) and the Period from January 1, 2009 to August 24, 2009 (Predecessor)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities consisted of the following:

	December 31,
(In thousands)	2011	2010
Deferred tax assets (liabilities):
Allowance for doubtful accounts	$591	$367
Accrued expenses	2,561	477
Stock-based compensation	2,124	—
Prepaid expenses	(765)	(324)
Net operating loss carryforwards	12,394	13,183
Accrued contingencies	7,785	2,623

Total current deferred tax assets	24,690	16,326
Intangibles acquired	(93,566)	(94,308)
Depreciation and amortization	10,896	13,003

Total non-current deferred tax liabilities	(82,670)	(81,305)

Net deferred tax liabilities	$(57,980)	$(64,979)

Total deferred tax assets and total deferred tax liabilities components of net deferred tax liabilities are as follows:

	December 31,
(In thousands)	2011	2010
Deferred tax assets:
Total current assets	$25,455	$16,650
Total noncurrent assets	10,896	13,003

	36,351	29,653

Deferred tax liabilities:
Total current deferred liabilities	(765)	(324)
Total noncurrent deferred liabilities	(93,566)	(94,308)

	(94,331)	(94,632)

Total net deferred tax liabilities	$(57,980)	$(64,979)

As required by ASC 740, Income Taxes, we recognize deferred tax assets on the balance sheet if it is more likely than not that they will be realized on future tax returns. The factors used to assess the likelihood of realization are the reversing impact of our deferred tax liabilities, our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Management believes it is more likely than not that we will realize the benefits of our net deferred tax assets, and thus no valuation allowance was recorded at December 31, 2011. As of December 31, 2011 and December 31, 2010, we had net operating loss carry forwards of $28.6 million and $30.8, respectively, for federal income tax purposes, and we had net operating loss carry forwards of $66.7 million and $67.0 million, respectively, for state income tax purposes. These carry forwards will begin to expire in 2025. Certain net operating loss carry forwards may be subject to the limitations of the IRC Section 382.

Bankrate, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

For the Years Ended December 31, 2011 and 2010, the Period from July 17, 2009 to December 31, 2009 (Successor) and the Period from January 1, 2009 to August 24, 2009 (Predecessor)

As required by ASC 740, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. During the years ended December 31, 2011 and 2010, we recorded an $8.8 million (Successor) and 794,000 (Successor) liability for unrecognized tax benefits. As of December 31, 2011 and 2010, our liability, including interest and penalties, for unrecognized tax benefits was $14.7 million and 5.8 million. Our total net unrecognized tax benefits are classified as other liabilities in the consolidated balance sheet.

	Successor			Predecessor
(In thousands)	Year ended December 31, 2011	Year ended December 31, 2010	Period from July 17 to December 31, 2009	Period from January 1 to August 24, 2009
Unrecognized tax benefits, beginning balance	$5,573	$4,779	$4,779	$—
Additions for prior year tax positions	—	—	—	—
Reductions for prior year tax positions	—	—	—	—
Reductions for lapse in statute	—	—	—	—
Reductions for settlements	—	—	—	—
Gross increases - current year tax positions	8,758	794	—	4,779

Unrecognized tax benefits, ending balance	$14,331	$5,573	$4,779	$4,779

We are subject to income taxes in the U.S. federal jurisdiction, various state, and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2007. On June 18, 2010, the Internal Revenue Service (“IRS”) notified us of an examination into the 2009 tax year. The IRS has collected data and is currently in its determination stage. We cannot presently estimate the outcome of this examination.

We recognize interest and penalties (if any) on uncertain tax positions as a component of income tax expense. Interest and penalties recognized on uncertain tax positions during the years ended December 31, 2011 and 2010, the period from July 17, 2009 to December 31, 2009, and the period from January 1, 2009 to August 24, 2009, were $223,000 (Successor), $192,000 (Successor) , $0 (Successor) and $0 (Predecessor), respectively.

Note 6—Geographic Data and Concentration

No single country outside of the U.S. accounted for more than 10% of revenue during the years ended December 31, 2011 and 2010, the period from July 17, 2009 to December 31, 2009, and the period from January 1, 2009 to August 24, 2009. Two customers each constituted more than 10% of net sales during the year ended December 31, 2011. There was no single customer that accounted for more than 10% of net revenue during the year ended December 31, 2010, the period from July 17, 2009 to December 31, 2009, and the period from January 1, 2009 to August 24, 2009; however, two customers’ accounts receivable balances each constituted more than 10% of the accounts receivable balance at December 31, 2011 and 2010.

Bankrate, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

For the Years Ended December 31, 2011 and 2010, the Period from July 17, 2009 to December 31, 2009 (Successor) and the Period from January 1, 2009 to August 24, 2009 (Predecessor)

Revenue and long-lived assets related to the U.S. and international operations and revenue by type for the years ended December 31, 2011 and 2010, the period from July 17, 2009 to December 31, 2009, and the period from January 1, 2009 to August 24, 2009 are as follows:

	Successor			Predecessor
(In thousands)	Year ended December 31, 2011	Year ended December 31, 2010	Period from July 17 to December 31, 2009	Period from January 1 to August 24, 2009
Revenue:
USA	$416,372	$217,220	$43,795	$87,611
International	7,828	3,378	42	35

	$424,200	$220,598	$43,837	$87,646

Revenue:
Online	$416,021	$213,579	$41,369	$82,618
Print	8,179	7,019	2,468	5,028

	$424,200	$220,598	$43,837	$87,646

	December 31,
(In thousands)	2011	2010
Long lived assets:
USA	$978,010	$927,354
International	4,817	3,880

Balance, end of period	$982,827	$931,234

Note 7—Restructuring Charges

In connection with the acquisition of NetQuote, CreditCards and InsWeb Corporation, the Company adopted a restructuring plan to achieve cost synergies. During the years ended December 31, 2011 and 2010, the Company terminated ten and eighty-one employees, respectively, pursuant to such restructuring plan. Accordingly, during the years ended December 31, 2011 and 2010, we recorded $1.3 million and $3.3 million expense, respectively, for severance-related costs for terminated employees and other associated costs. These costs have been included within restructuring charges in the accompanying consolidated statement of operations. Accrued severance and related costs were approximately $1.0 million and $369,000 at December 31, 2011 and 2010, respectively, and is included within accrued expenses on the accompanying consolidated balance sheet.

Bankrate, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

For the Years Ended December 31, 2011 and 2010, the Period from July 17, 2009 to December 31, 2009 (Successor) and the Period from January 1, 2009 to August 24, 2009 (Predecessor)

The restructuring charges and their utilization are summarized as follows:

(In thousands)	Restructuring Charges	Utilized	Liability Balance

Balance at December 31, 2009	$—	$—	$—
One-time termination benefits	2,760	(2,431)	329
Other associated costs	528	(488)	40

Balance at December 31, 2010	$3,288	$(2,919)	$369

(In thousands)	Restructuring Charges	Utilized	Liability Balance
Balance at December 31, 2010	$—	$—	369
One-time termination benefits	1,272	(630)	642
Other associated costs	—	—	—

Balance at December 31, 2011	$1,272	$(630)	$1,011

Note 8—Commitments and Contingencies

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

The parties have filed their briefs in the Appeal and the case is awaiting decision by the appellate court. Oral arguments were heard in July 2011. On October 19, 2011 the Florida Fourth District Court of Appeals reversed the trial court’s dismissal of the complaint and directed the trial court to proceed with the case. After our motion for rehearing was denied, the case was remanded to the trial court for further proceedings. We will continue to vigorously defend the Appeal and the requests of the LF Letter. We are unable to form an opinion of the likelihood of an adverse result and cannot presently estimate the amount of loss, if any, that would result from an adverse resolution of this matter.

Bankrate, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

For the Years Ended December 31, 2011 and 2010, the Period from July 17, 2009 to December 31, 2009 (Successor) and the Period from January 1, 2009 to August 24, 2009 (Predecessor)

On March 9, 2011, LF filed a civil action against the Company styled: Lower Fees, Inc., Plaintiff, vs. Bankrate, Inc., Defendant, in the Circuit Court of the Fifteen Judicial Circuit in and for Palm Beach County (the “New LF Lawsuit”). In the New LF Lawsuit, LF alleges that the Company breached a duty of good faith to operate a website transferred under the Asset Purchase Agreement to generate revenues that would have resulted in the Company having to pay LF certain earn-out payments under the Asset Purchase Agreement. LF seeks relief in the form of unspecified damages suffered, pre-judgment interest, attorneys’ fees, and costs. The Company filed a motion for summary judgment and a motion to dismiss, both of which have been denied. The Company has now answered the complaint. We intend vigorously to defend the New Lawsuit. We are unable to form an opinion of the likelihood of an adverse result and cannot presently estimate the amount of loss, if any, that would result from an adverse resolution of this matter.

BanxCorp Litigation

On or about July 20, 2007, BanxCorp, an online publisher of rate information provided by financial institutions with respect to various financial products, filed suit against the Company in the United States District Court for the District of New Jersey alleging violations of Federal and New Jersey State antitrust laws, including the Sherman Act and the Clayton Act. In the complaint, BanxCorp seeks injunctive relief, treble damages in an unspecified amount, and attorneys’ fees and costs. BanxCorp alleged that it has been injured as a result of monopolistic and otherwise anticompetitive conduct on the part of the Company. Specifically, BanxCorp alleged that the Company engaged in illegal predatory pricing, vendor lock-in, exclusionary product and distribution bundling and tie-in arrangements, anticompetitive acquisitions and market division agreements. In response to motions by the Company to dismiss for failure to state a claim, the court has three times permitted BanxCorp to file amended complaints, in which BanxCorp has added new causes of action under the Sherman Act, including an allegation that the Company conspired with some 90 online media outlets to fix prices in connection with the publication of certain rate information tables.

The plaintiff filed a fourth amendment on April 1, 2011 alleging violations of Section 1 and 2 of the Sherman Act, Section 7 of the Clayton Act, and the New Jersey antitrust statutes. The Company moved to dismiss the Sherman Act claims. By order dated December 30, 2011, the court dismissed plaintiff’s Sherman Act Section 1 claims, but granted plaintiff leave to file a Fifth Amended Complaint. On January 4, 2012, the plaintiff filed a Fifth Amended Complaint. We have moved to dismiss certain of the claims in the Fifth Amended Complaint. That motion is pending. We cannot presently estimate the amount of loss, if any, that would result from an adverse resolution of this matter.

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

Bankrate, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

For the Years Ended December 31, 2011 and 2010, the Period from July 17, 2009 to December 31, 2009 (Successor) and the Period from January 1, 2009 to August 24, 2009 (Predecessor)

Bankrate, Inc. Shareholder Litigations

In connection with the announcement of the Bankrate Acquisition, certain persons who were then stockholders of the Company filed a number of lawsuits alleging breach of fiduciary duties and/or seeking appraisal of the fair value of their shares of the Company stock. The lawsuits alleging breach of fiduciary duties were consolidated and, on November 8, 2010, certified as a mandatory, non-opt-out class action (with the exception of one of the parties seeking appraisal, who was ruled not to be part of the class) and settled based on an award of plaintiffs’ counsel attorneys’ fees and expenses in the amount of $2.0 million, which was paid on December 8, 2010. One of the appraisal claims was resolved in September 2010 and the remaining claims were resolved in February 2011, on the basis of a per-share valuation equal to that offered in the Bankrate Acquisition. At December 31, 2010 we had approximately $56.7 million payable to these dissenting shareholders. All of these claims have been paid and are now resolved.

Leases

We lease office space in certain cities in the United States, United Kingdom and in Beijing, China. These leases are accounted for as operating leases. Total rent expense for the years ended December 31, 2011 and 2010, the period from July 17, 2009 to December 31, 2009, and the period from January 1, 2009 to August 24, 2009, respectively amounted to approximately $3.0 million (Successor), $2.4 million (Successor), $0.8 million (Successor), and $1.4 million (Predecessor), respectively.

We recognize rent expense for operating leases with periods of free rent, step rent provisions and escalation clauses on a straight-line basis over the applicable lease term. We consider lease renewals in the useful life of our leasehold improvements when such renewals are reasonably assured. We take these provisions into account when calculating minimum aggregate rental commitments under non-cancelable operating leases. Future minimum lease payments under non-cancelable operating and capital leases and having initial lease terms in excess of one year as of December 31, 2011 were:

(In thousands)	Operating Leases	Capital Leases

Year Ending December 31,
2012	$2,482	$36
2013	2,089	36
2014	1,331	29
2015	1,373	—
2016	1,055	—

Total minimum lease payments	$8,330	101

Less: Interest		12

Present value of minimum capital lease payments		89
Obligations under capital leases, current		30

Obligations under capital leases, noncurrent		$59

Bankrate, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

For the Years Ended December 31, 2011 and 2010, the Period from July 17, 2009 to December 31, 2009 (Successor) and the Period from January 1, 2009 to August 24, 2009 (Predecessor)

Other Commitments

We have executed employment agreements with 18 senior executives, including Bankrate’s President and Chief Executive Officer. Three of the executives’ employment contracts were modified as a result of the Acquisition. Each employment agreement provides for a minimum annual base salary, an annual bonus contingent on our achieving certain performance criteria, and severance provisions ranging from six months to one year’s annual base salary. Under the terms of the employment agreements, the individuals are entitled to receive minimum severance amounts of $3.3 million in the aggregate.

Note 9—Note Payable to Related Parties, Equity Transactions and 2011 Merger

At December 31, 2009, long-term debt consisted of $222.0 million of an inter-company note payable to Holdings (“Intercompany Note”). The Intercompany Note had a maturity date of August 24, 2014. Interest on the Intercompany Note accrued daily on the outstanding principal amount at 14.15% and was payable semi-annually on June 30 and December 31 in cash interest, payment-in-kind (“PIK”) interest (which is added to the loan principal balance) or in any combination of cash interest and PIK interest, at the option of the Company. In addition, Holdings had a long-term debt of $222.0 million to the equity owners of Ben Holding S.à r.l., the majority owner of Holdings, and certain members of the Company’s management, which was borrowed to provide funding for the Acquisition (“Shareholder Notes”). The notes payable to the Apax VII Funds were issued on August 24, 2009, and the notes payable to certain senior executives and former board members of Bankrate were issued on September 25, 2009. The Shareholder Notes had maturity dates of August 24, 2014. Interest on the Shareholder Notes accrued daily on the outstanding principal amount at 11.75% and are payable semi-annually on June 30 and December 31 in cash. Additional interest on these notes accrued daily on the outstanding principal amount at 2.25% and was payable semi-annually on June 30 and December 31 as cash interest, payments-in-kind (“PIK”) interest or in any combination of cash interest or PIK interest. Interest expense was approximately $0 million (Successor), $17.2 million (Successor) and $10.8 (Successor) during the years ended December 31, 2011 and 2010 and the period from July 17, 2009 to December 31, 2009.

In connection with the acquisitions of NetQuote and CreditCards (see Note 11) and the issuance of the Senior Secured Notes, on July 13, 2010 (see Note 10), the parties converted the Shareholder Note and the Intercompany Note into preferred shares of Holdings and of the Company, respectively, by the following steps (the “Recapitalization”): (i) the Company made a payment to Holdings of unpaid accrued interest on the Intercompany Note of approximately $20.5 million, (ii) Holdings paid such amount to the holders of the Shareholder Notes in satisfaction of all unpaid accrued interest on the Shareholder Notes (the “Note Holder Interest”), (iii) the equity owner of Ben Holding S.à r.l. contributed their Shareholder Notes plus the Note Holder Interest they received from Holdings to Ben Holding S.à r.l. in exchange for additional equity in Ben Holding S.à r.l., (iv) Ben Holding S.à r.l., together with the members of Company management that hold Shareholder Notes, contributed all of the Shareholders Notes plus all (or 30% in the case of Company management), of the Note Holder Interest to Holdings in exchange for a principal amount of approximately $244.3 million of newly-issued preferred stock of Holdings (the “Holdings Preferred Stock”), and (v) Holdings contributed the Intercompany Note, together with the cash received in respect of Note Holder Interest by Holdings in step (iv), to the Company in exchange for newly-issued preferred stock of the Company (the “Company Preferred Stock”). The Company Preferred Stock had a principal amount of approximately $244.7 million (representing the sum of the principal amount of and accrued but unpaid interest on the Intercompany Note plus the amount of recontributed Note Holder Interest), had no fixed maturity date, was non-voting, yielded 15.15% per annum, compounded semi-annually, and was entitled, on a preferred basis in relation to the Company’s common stock, to receive distributions from the Company or the principal amount thereof plus accrued and unpaid yield thereon (and

Bankrate, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

For the Years Ended December 31, 2011 and 2010, the Period from July 17, 2009 to December 31, 2009 (Successor) and the Period from January 1, 2009 to August 24, 2009 (Predecessor)

certain additional amounts in the event of a repayment of the principal amount thereof before August 25, 2013). The Holdings Preferred Stock had terms consistent with the Company Preferred Stock, with the exception that the yield was 15% per annum. For the preferred stock issued, the Company received a return of cash of $19.7 million of the $20.5 million of cash it paid in (i) above.

In connection with the issuance of the Senior Secured Notes (see Note 10), Apax Partners, L.P. and Company management contributed $73.0 million and $6.7 million, respectively, to the capital of BEN Holdings, Inc. in exchange for additional Holdings Preferred Stock with the terms described above and Holdings in turn contributed such amounts to the capital of the Company in exchange for Company common stock.

On June 21, 2011, Holdings merged with and into the Company with the Company surviving the merger and emerging with a new capital structure. In connection with the 2011 Merger, the Company had an internal recapitalization whereby the Company’s 244,706 shares of preferred stock, 4,129,611 shares of common stock and 7,202 shares of restricted stock outstanding were cancelled (other than the restricted stock) and 87,500,000 shares of common stock issued and outstanding including 120,135 shares of restricted stock resulting from the conversion of restricted stock outstanding immediately prior the 2011 Merger. The surviving corporation in the 2011 Merger retained the name “Bankrate, Inc.” The 2011 Merger was accounted for as a common control merger and in a manner similar to a pooling of interests. Accordingly, Holdings and Bankrate were consolidated retroactively to the earliest period presented, using the historical cost basis of each entity. In addition, the Recapitalization has been reflected in these consolidated financial statements as a 21.16 for 1.00 stock split of the Company’s issued and outstanding common stock. The common stock, per common share, and increase in authorized share amounts in these condensed consolidated financial statements and notes to condensed consolidated financial statements have been presented to retroactively reflect this transaction to the earliest period presented.

Note 10—Debt

Senior Secured Notes

On July 13, 2010, the Company issued $300 million of 11 3/4% Senior Secured Notes (“Senior Secured Notes”) due July 15, 2015 at an Offering Price of 99.077% with an original issue discount of $2.8 million. Interest on the Senior Secured Notes accrued daily on the outstanding principal amount at 11 3/4% and is payable semi-annually, in arrears, on July 15 and January 15, beginning on January 15, 2011, in cash. The net proceeds of approximately $286.9 million were used to fund the acquisitions of NetQuote and CreditCards, pay related fees and expenses and for general corporate purposes. On or after July 15, 2013, the Company may redeem some or all of the Senior Secured Notes at a premium that will decrease over time as set forth in Bankrate, Inc’s Indenture, dated as of July 13, 2010, governing its 11 3/4% Senior Secured Notes due 2015 (the “Indenture”). Additionally, if the Company experiences a change of control, the holders of the Senior Secured Notes have the right to require the Company to purchase the Senior Secured Notes at a price in cash equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of purchase. The Indenture contains other restrictions and limitations. The Senior Secured Notes are collateralized by all of the Company’s assets subject to certain excluded properties and have no financial covenant measurement.

On June 30, 2011, in accordance with the terms of the Indenture, the Company used approximately $123.0 million of the proceeds from the Initial Public Offering to redeem $105.0 million aggregate principal amount of the outstanding Senior Secured Notes (the “Notes Redemption”) and to pay interest accrued in the amount of $5.7 million on the portion of the outstanding Senior Secured Notes up to but not including the date of

Bankrate, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

For the Years Ended December 31, 2011 and 2010, the Period from July 17, 2009 to December 31, 2009 (Successor) and the Period from January 1, 2009 to August 24, 2009 (Predecessor)

redemption plus the redemption premium. As a result of the Notes Redemption, the Company incurred charges of approximately $16.6 million, including charges of approximately $828,000 and $3.5 million for the write-off of unamortized original issue discount and deferred financing costs, respectively, and $12.3 million for the redemption fee. These charges are recorded within loss on redemption of Notes for the year ended December 31, 2011 on the accompanying consolidated statements of operations.

On August 1, 2011, the Company completed an exchange offer pursuant to which all of the Senior Secured Notes, which were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), were exchanged for a new issue of substantially identical notes registered under the Securities Act.

The Company had a balance of approximately $193.6 million and $297.4 million in Senior Secured Notes, net of amortization, as of December 31, 2011 and December 31, 2010, respectively recorded on the accompanying consolidated balance sheet.

During the years ended December 31, 2011 and 2010, the period from July 17, 2009 to December 31, 2009 and the period from January 1, 2009 to August 24, 2009, the Company amortized $365,000 (Successor) and $189,000 (Successor), $0 (Successor) and $0 (Predecessor), respectively, of original issue discount which is included within interest expense on the accompanying consolidated statement of operations. At December 31, 2011 and 2010, the Company had approximately $1.4 million and $2.6 million in original issue discounts remaining to be amortized.

For the years ended December 31, 2011 and 2010, the period from July 17, 2009 to December 31, 2009 and the period from January 1, 2009 to August 24, 2009, interest expense, excluding the amortization of deferred financing costs and the original issue discounts, related to the Senior Secured Notes was $29.1 million (Successor) and $16.4 million (Successor), $0 (Successor) and $0 (Predecessor), respectively.

Revolving Credit Facilities

On June 10, 2011, we entered into Revolving Credit Facilities in an aggregate amount of $100.0 million, consisting of two tranches, tranche A for $30.0 million which matures on July 15, 2015 and tranche B for $70.0 million which matures on April 15, 2015 (“Revolving Credit Facilities”). Our obligations under the Revolving Credit Facilities are guaranteed by each direct and indirect, existing and future, domestic restricted subsidiary that guarantees our obligations under the Senior Secured Notes. The obligations under such credit facilities are equally and ratably secured by liens on the same collateral that secures our Senior Secured Notes (it being understood that upon any enforcement of remedies resulting in the realization of proceeds from such collateral, up to $30.0 million of revolving tranche A loans under the tranche A facility would be paid in full first before applying any such amount to pay the Notes and the tranche B revolving loans under the tranche B credit facility on a pari passu basis). The agreements governing such credit facilities contain terms generally commensurate with issuers of the same debt rating, and our ability to draw down any such credit facilities is subject to certain limitations, including that at the time of and immediately after giving effect to such drawing and the application proceeds thereof the Consolidated Secured Debt Ratio (as defined in the revolving credit facilities) on a pro forma basis shall not exceed 3.50:1.00.

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

Bankrate, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

For the Years Ended December 31, 2011 and 2010, the Period from July 17, 2009 to December 31, 2009 (Successor) and the Period from January 1, 2009 to August 24, 2009 (Predecessor)

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

Interest accrues daily and is payable in arrears for both base rate and Eurodollar loans. For base rate loans, interest is payable on the last business day of March, June, September and December. For Eurodollar loans interest is payable on electable periods of one, two, three or six months (or, if each affected lender so agrees, nine or twelve months). As of December 31, 2011, the Company had $100.0 million available for borrowing under the Revolving Credit Facilities and there were no amounts outstanding. During the year ended December 31, 2011, the Company amortized $419,000 (Successor) of deferred loan fees, which is included in interest expense on the accompanying consolidated statement of operations. At December 31, 2011, the Company had approximately $2.5 million in deferred loan fees remaining to be amortized.

The Revolving Credit Agreement contains customary financial and other covenants, including maximum consolidated leverage ratio of 4.50:1.00 and in certain instances 4.25:1.00. In addition, the Company is subject to covenants limiting incurrence of debt, liens on properties, investments, loans and advances, mergers and consolidations, asset sales, dividends and transactions with affiliates. The Company was in compliance with all required covenants as of December 31, 2011.

Note 11—Acquisitions

All acquisitions occurring after January 1, 2009 are accounted for under the acquisition method. Under this method, the acquirer recognizes the assets acquired, the liabilities assumed, contractual contingencies, as well as any non-controlling interest in the acquiree at their fair values at the acquisition date. For acquisitions occurring after January 1, 2009, transaction costs are excluded from the acquisition cost and are expensed as incurred.

Fiscal Year 2011

During the year ended December 31, 2011, the Company acquired certain assets of InsWeb for $64.3 million and certain other entities for an aggregate purchase price of $25.5 million in cash. These certain other entities are individually and in the aggregate immaterial to the Company’s net assets and operations. All acquisitions were accounted for as purchases and are included in the Company’s consolidated results from their acquisition dates. Additionally, the Company paid $576,000 in relation to contingent consideration for previously acquired entities.

The Company recorded $35.6 million in goodwill and $55.4 million in intangible assets related to these acquisitions consisting of agent relationships for $2.3 million, customer relationships for $19.0 million, developed technologies for $1.4 million and internet domain names for $32.7 million. We expect goodwill will be deductible for income tax purposes.

Fiscal Year 2010

Acquisition of NetQuote.com

On July 13, 2010, the Company completed the stock acquisition of NetQuote Holdings, Inc. (“NetQuote”), a Delaware corporation, for $202.8 million in cash, net of cash acquired and net of NetQuote’s debt and transaction

Bankrate, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

For the Years Ended December 31, 2011 and 2010, the Period from July 17, 2009 to December 31, 2009 (Successor) and the Period from January 1, 2009 to August 24, 2009 (Predecessor)

costs. NetQuote, based in Denver, Colorado, operates websites that offer consumers competitive insurance rates for auto, home, life, and health. The Company paid $191.8 million, net of cash acquired, and $11 million was placed in escrow to satisfy certain indemnification obligations of NetQuote’s shareholders. As of December 31, 2011, all escrow payments have been made.

This acquisition was made to complement the online publishing business. The results of operations of NetQuote for the period from July 14, 2010 to December 31, 2010 are included in the Company’s consolidated financial statements. We recorded approximately $132.7 million in goodwill, which reflects the adjustments necessary to allocate the purchase price to the fair value of the assets acquired and the liabilities assumed. We expect goodwill will not be deductible for income tax purposes. The goodwill of approximately $132.7 million represents the value that is expected from combining NetQuote with Bankrate to provide buyer-specific synergies to leverage the Bankrate platform to increase revenue, reduce expenses, ultimately leading to increased profits. This type of synergy is not readily available to marketplace participants. Approximately $92.0 million was recorded as finite-lived intangible assets consisting of Internet domain name for $40.9 million, customer relationships for $46.0 million, and developed technology for $5.1 million.

The following table presents the estimated fair value of assets acquired and liabilities assumed at acquisition date as recorded at December 31, 2010, measurement period adjustments through December 31, 2011, and the final adjusted acquisition date fair values recorded at December 31, 2011.

(In thousands)	Acquisition Date Estimated Fair Value as recorded at 12/31/10	Measurement Period Adjustments	Adjusted Acquisition Date Estimated Fair Value as recorded at 12/31/11

Current assets, net of cash acquired	$9,323	$—	$9,323
Property and equipment, net	3,070	—	3,070
Intangible assets	92,000	—	92,000
Preliminary goodwill	133,184	(445)	132,739
Other noncurrent assets	82	—	82
Current liabilities	(10,386)	445	(9,941)
Deferred tax liability	(18,294)	—	(18,294)
Other noncurrent liabilities	(6,184)	—	(6,184)

Preliminary purchase price	$202,795	$—	$202,795

The measurement period adjustments relate to goodwill and current liabilities and are due to a change in the valuation of accrued expenses.

The Company has adjusted the provisional amounts at December 31, 2011 that were recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. Such adjustments resulted in a net decrease of $445,000 in goodwill, a decrease of $445,000 to accrued expenses. These amounts were not retrospectively adjusted as of December 31, 2010 as the amounts were not deemed material. The fair values of assets acquired and liabilities assumed have been finalized.

Bankrate, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

For the Years Ended December 31, 2011 and 2010, the Period from July 17, 2009 to December 31, 2009 (Successor) and the Period from January 1, 2009 to August 24, 2009 (Predecessor)

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

Acquisition of CreditCards.com

On August 6, 2010, the Company completed the stock acquisition of CreditCards.com, Inc. (“CreditCards”), a Delaware corporation, for $143.1 million in cash, net of cash acquired and net of CreditCards’ debt and transaction costs. CreditCards, based in Austin, Texas, operates websites that offer consumers information on credit cards. The Company paid $135.8 million, net of cash acquired, and $7.3 million was placed in escrow to satisfy certain indemnification obligations of CreditCards’ shareholders. As of December 31, 2011, no escrow payments have been made.

This acquisition was made to complement the online publishing business. The results of operations of CreditCards is included in the Company’s consolidated financial statement from the acquisition date for the period from August 7, 2010 to December 31, 2010 are included in the Company’s consolidated financial statements. We recorded approximately $77.0 million in goodwill, which reflects the adjustments necessary to allocate the purchase price to the fair value of the assets acquired and the liabilities assumed. We expect goodwill will not be deductible for income tax purposes. The goodwill of approximately $77.0 million represents the value that is expected from combining CreditCards with Bankrate to provide buyer-specific synergies to leverage the Bankrate platform to increase revenue, reduce expenses, ultimately leading to increased profits. This type of synergy is not readily available to marketplace participants. Approximately $67.8 million was recorded as finite-lived intangible assets consisting of Internet domain name for $26.5 million, customer relationships for $39.4 million, and developed technology for $1.9 million.

The following table presents the estimated fair value of assets acquired and liabilities assumed at acquisition date as recorded at December 31, 2010, measurement period adjustments through December 31, 2011, and the adjusted acquisition date estimated fair values recorded at December 31, 2011.

(In thousands)	Acquisition Date Estimated Fair Value as recorded at 12/31/10	Measurement Period Adjustments	Adjusted Acquisition Date Estimated Fair Value as recorded at 12/31/11

Current assets, net of cash acquired	$10,445	$—	$10,445
Property and equipment, net	571	—	571
Intangible assets	71,900	(4,100)	67,800
Preliminary goodwill	75,795	1,191	76,986
Other noncurrent assets	59	—	59
Current liabilities	(7,676)	291	(7,385)
Deferred tax lilability	(6,584)	2,618	(3,966)
Other noncurrent liabilities	(1,446)	—	(1,446)

Preliminary purchase price	$143,064	$—	$143,064

Bankrate, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

For the Years Ended December 31, 2011 and 2010, the Period from July 17, 2009 to December 31, 2009 (Successor) and the Period from January 1, 2009 to August 24, 2009 (Predecessor)

The measurement period adjustments relate to goodwill and intangible assets, deferred tax liability and current liabilities and are due to changes in working capital and changes in the valuation of deferred tax liabilities.

The Company has adjusted the provisional amounts at December 31, 2011 that were recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. Such adjustments resulted in a decrease of $4.1 million to intangible assets, an increase of $1.2 million in goodwill, a decrease of $291,000 to accrued expenses and a decrease to deferred income tax liability of $2.6 million. These amounts were not retrospectively adjusted as of December 31, 2010 as the amounts were not deemed material. The fair values of assets acquired and liabilities have been finalized.

The valuations used to determine the estimated fair value of the intangible assets and the resulting goodwill in the purchase price allocation principally use the discounted cash flow methodology and were made concurrent with the effective date of the acquisition. The weighted average amortization periods for intangible assets recorded in the acquisition are as follows:

Years
Trademarks and URLs	20.0
Customer relationships	8.2
Developed technologies	3.0

Other Acquisitions in 2010

During the year ended December 31, 2010, the Company acquired certain entities for an aggregate purchase price of $11.8 million in cash. These entities are individually and in the aggregate immaterial to the Company’s net assets and operations, were accounted for as purchases and are included in the Company’s condensed consolidated results from the acquisition date.

The Company recorded $640,000 in goodwill and $11.2 million in intangible assets related to the acquisitions consisting of domain names for $10.5 million, customer relationships for $590,000 and affiliate network relationship for $90,000. We expect goodwill amortization will be deductible for income tax purposes.

Bankrate, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

For the Years Ended December 31, 2011 and 2010, the Period from July 17, 2009 to December 31, 2009 (Successor) and the Period from January 1, 2009 to August 24, 2009 (Predecessor)

Pro Forma Data (Unaudited)

The following unaudited pro forma data summarizes the results of operations for the periods presented as if the acquisitions of NetQuote and CreditCards had been completed on January 1, 2009. We did not include the acquisitions of InsWeb and certain other immaterial acquisitions as they are individually and in aggregate not material to the operations of Bankrate. The pro forma data gives effect to the actual operating results prior to the acquisitions and adjustments to revenue, cost of revenue, depreciation and intangibles asset amortization, interest expense, and income taxes. The pro forma data does not give effect to transaction costs related to the acquisitions. These pro forma amounts are not intended to be indicative of the results that would have been actually reported if the acquisitions of NetQuote and CreditCards had occurred on January 1, 2009 or that may be reported in the future.

	(Unaudited)
	Successor	Successor	Predecessor
(In thousands, except per share data)	Year ended December 31, 2010	Period from July 17, 2009 through December 31, 2009	Period from January 1, 2009 through August 24, 2009
Total revenue	$300,887	$89,037	$175,282

Income (loss) from operations	$12,050	$424	$(34,053)

Net loss	$(25,304)	$(11,419)	$(50,023)

Basic and diluted net loss per share:
Basic and Diluted	$(0.35)	$(0.26)	$(2.65)

Acquisition Impact

NetQuote and CreditCards’ impact to revenue for the year ended December 31, 2010 was approximately $70.7 million. Additionally, we incurred $10.1 million of acquisition related expenses and $2.5 million in restructuring costs associated with the acquisitions of NetQuote, CreditCards, and the Senior Secured Notes issued for the acquisition of NetQuote and CreditCards, which are included in the statement of operations for the year ended December 31, 2010. Calculating the acquisition impact to net loss is impractical because certain expenses are not allocated to the acquired subsidiaries.

Fiscal Year 2009

Holdings’ Acquisition of Bankrate

As described in Note 1, Holdings completed its acquisition of all of the outstanding shares of Bankrate common stock on September 25, 2009. Holdings acquired Bankrate as a platform for future synergistic acquisitions in the personal finance vertical. For accounting purposes, August 25, 2009 is deemed the acquisition date because it is the date that Holdings obtained control of Bankrate.

Pursuant to the Merger Agreement, Merger Sub offered to purchase all of the outstanding shares of common stock, par value $0.01 per share, of Bankrate at a price of $28.50 per share. Following the purchase by Merger Sub of Bankrate, Merger Sub merged with and into Bankrate, with Bankrate surviving the merger as a wholly-owned subsidiary of Holdings.

Bankrate, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

For the Years Ended December 31, 2011 and 2010, the Period from July 17, 2009 to December 31, 2009 (Successor) and the Period from January 1, 2009 to August 24, 2009 (Predecessor)

The Acquisition was accounted for by Holdings under the acquisition method of accounting in accordance ASC 805. Holdings then applied push-down accounting to Bankrate as of August 25, 2009.

The fair values assigned to identifiable intangible assets acquired were based on estimates and assumptions determined by management primarily using the income approach. We estimated the fair values with the assistance of a third party appraisal firm. We recorded the excess purchase consideration over the fair value of the assets acquired of approximately $350 million as goodwill.

The acquisition date fair value of the total consideration transferred was approximately $553 million, which consisted of the following:

($ in thousands)
Cash paid by Holdings to acquire shares of outstanding Bankrate common stock	$506,175
Estimated fair value of shares of Holdings common stock issued to acquire shares of outstanding Bankrate common stock	27,801
Estimated fair value of notes issued by Holdings to acquire shares of outstanding Bankrate common stock	18,534

Total purchase consideration paid by Holdings	552,510
Bankrate cash used to acquire shares of outstanding Bankrate common stock, net of $3.8 million from exercise of Bankrate stock options	23,722

Total paid for outstanding Bankrate common stock	$576,232

Direct transaction costs incurred as a result of the Acquisition related to investment banking, legal, accounting, and other professional services directly related to the Acquisition. Direct transaction costs of approximately $2.4 million were expensed during the period from August 25, 2009 to December 31, 2009 and are included as acquisition related expenses in the accompanying consolidated statement of operations. Approximately $34.6 million of transaction costs were incurred by Bankrate during the period of January 1, 2009 to August 24, 2009. Additionally, approximately $2.5 million of transaction costs were incurred by Holdings prior to August 25, 2009 and are reflected in the accompanying consolidated statement of operations for the period from July 17, 2009 to December 31, 2009 (Successor). To the extent the costs incurred by Bankrate were not paid prior to August 25, 2009, they are included within accrued expenses in the net assets acquired in the Acquisition. Approximately $30.9 million of transaction costs were paid during the period from July 17, 2009 to December 31, 2009 of which $526,000 and approximately $30.3 million are included within cash used in business acquisition in the accompanying consolidated statement of cash flows.

Bankrate, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

For the Years Ended December 31, 2011 and 2010, the Period from July 17, 2009 to December 31, 2009 (Successor) and the Period from January 1, 2009 to August 24, 2009 (Predecessor)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

($ in thousands)	August 25, 2009
Cash	$59,310
Accounts receivable	12,452
Deferred income taxes	1,071
Prepaid expenses and other current assets	26,032
Furniture, fixtures and equipment	2,135
Intangible assets	233,800
Other non-current assets	720

Total identifiable assets	335,520

Accounts payable	(3,151)
Accrued expenses and payable to certain Bankrate shareholders	(60,759)
Acquisition earn-outs payable	(17,299)
Deferred tax liability	(50,316)
Deferred revenue	(841)
Other non-current liabilities	(393)

Total liabilities assumed	(132,759)

Net assets acquired	202,761

Goodwill	349,749

Total	$552,510

We determined the fair value of the intangible assets and the resulting goodwill in the purchase price allocations for the acquisitions. These valuations principally use the discounted cash flow methodology and were made concurrent with the effective date of the acquisition.

The weighted average amortization periods for finite-lived intangible assets recorded in the acquisition are as follows:

Years
Trademarks and URLs	23.0
Customer relationships	9.1
Affiliate network relationships	1.4
Developed technologies	6.0

The goodwill arising from this transaction is not deductible for tax purposes. The goodwill of approximately $350 million represents the value that is expected from combining Bankrate with Apax Partners to provide buyer-specific synergies to leverage the Bankrate platform to increase revenue, reduced expenses, ultimately leading to increased profits. This type of synergy is not readily available to marketplace participants.

Bankrate, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

For the Years Ended December 31, 2011 and 2010, the Period from July 17, 2009 to December 31, 2009 (Successor) and the Period from January 1, 2009 to August 24, 2009 (Predecessor)

Note 12—Employee Benefit Plan

We sponsor a 401(k) plan for certain employees over the age of 18 who have completed a minimum of 6 months of employment. We make safe-harbor contributions of 3.0% of an employee’s salary. Our contributions totaled approximately $926,000 (Successor), $720,000 (Successor), $195,000 (Successor), and $390,000 (Predecessor) for the years ended December 31, 2011 and 2010, the period July 17, 2009 to December 31, 2009, and the period from January 1, 2009 to August 24, 2009, respectively.

Note 13—Related Party Transactions

We previously were party to a material event investment advisory agreement with Apax Partners, L.P. At the closing of the Acquisition on September 25, 2009, we paid a one-time $15.3 million fee to Apax Partners, L.P. In addition, there is a 30 basis point material event investment advisory services fee (“Advisory Fee”) in an annual amount equal to the equity investment amount payable to Apax Partners, L.P. The Advisory Fees were $883,000, (Successor), $1.7 million (Successor), $382,000 (Successor) and $0 (Predecessor) for the years ended December 31, 2011 and 2010, the period from July17, 2009 to December 31, 2009 and the period from January 1, 2009 to August 24, 2009, respectively, and have been recorded in acquisition, offering, and related expenses and related party fees. In addition, as a part of the material event investment advisory agreement, during the year ended December 31, 2011, we incurred costs associated with the Initial Public Offering and S-4 registration statement in relation to our Exchange Offer, which included $34.7 million to Apax Partners, L.P. for termination of monitoring fees, merger and acquisition advisory services, Initial Public Offering services for secondary shares, exchange offer advisory services, and other services provided to Bankrate’s management. The payment to APAX has been recorded in the following manner: $30.0 million as a part of acquisition, offering and related expenses and related party fees, $3.8 million netted against the Initial Public Offering proceeds and $917,000 to deferred loan fees.

We also paid and expensed $63,000 (Successor) and $519,000 (Successor) to certain senior executives and certain current and former Board members of Bankrate during the years ended December 31, 2011 and 2010, respectively, and have recorded these amounts in acquisition, offering and related expenses and related party fees. In addition, we paid $1.4 million to certain senior executives and certain current and former Board members of Bankrate during January 2010 that was accrued as of December 31, 2009, of the $1.4 million, $0 (Successor) and $1.4 million (Predecessor) were expensed during the period July 17, 2009 to December 31, 2009 and the period January 1, 2009 to August 24, 2009, respectively. These amounts have been recorded in acquisition, offering and related expenses and related party fees. In addition, the Company paid approximately $3.1 million to certain senior executives and certain current and former Board members of Bankrate as a result of the consummation of the Initial Public Offering. This amount is also recorded in acquisition, offering and related expenses and related party fees.

In connection with the issuance of the Senior Secured Notes, Apax Partners, L.P. and Company management contributed $73.0 million and $6.7 million, respectively, to the capital of BEN Holdings, Inc. in exchange for additional Holdings Preferred Shares with the terms described above in Note 9 and Holdings in turn contributed such amounts to the capital of the Company in exchange for Company common stock (See Note 9).

Company management contributed $725,000 to the capital of the Company in exchange for common stock in the year ended December 31, 2010.

In connection with its corporate insurance the Company used HUB International, a portfolio company of funds advised by Apax Partners L.P. We paid HUB International approximately $1.0 million (Successor) and $222,000

Bankrate, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

For the Years Ended December 31, 2011 and 2010, the Period from July 17, 2009 to December 31, 2009 (Successor) and the Period from January 1, 2009 to August 24, 2009 (Predecessor)

(Successor), $98,000 (Successor) and $0 (Predecessor) in insurance brokerage fees during the years ended December 31, 2011 and 2010, the period July 17, 2009 to December 31, 2009 and the period from January 1, 2009 to August 24, 2009, respectively.

During the year ended December 31, 2010, the Company leased office space in Memphis, Tennessee from Robert Langdon, a former employee and Scott Langdon, a current employee. The lease terminated on December 31, 2010. During the year ended December 31, 2011 and 2010, the Company incurred $0 (Successor) and $253,000 (Successor), respectively in rent expense.

Note 14—Consolidating Financial Statement Information

On July 13, 2010, the Company completed an offering of $300.0 million of 11  3/4% senior secured notes due on July 15, 2015 at an Offering Price of 99.077%. The Senior Secured Notes were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) or to Non-US buyers in accordance with regulation S under the Securities Act. In connection with the sale of the Senior Secured Notes, the Company entered into a Registration Rights Agreement with the initial purchasers of the Original Notes party thereto, pursuant to which the Company and its Subsidiary Guarantors (as defined below) agreed to file a registration statement with respect to an offer to exchange the Senior Secured Notes for a new issue of substantially identical notes registered under the Securities Act (the “Exchange Notes”). On June 30, 2011, the Company’s Form S-4 registration statement for the Exchange Notes filed with the Securities and Exchange Commission become effective, and all of the original notes were exchanged for Exchange Notes on August 1, 2011. The registration statement was held and this exchange offer was consummated in June 2011. The Exchange Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the Company and certain of its wholly-owned domestic subsidiaries (the “Subsidiary Guarantors”).

The following condensed consolidating financial information, which has been prepared in accordance with the requirements for presentation of Rule 3-10(f) of Regulation S-X promulgated under the Securities Act, presents the condensed consolidating financial information separately for:

(i)	Bankrate, Inc., as the issuer of the Senior Secured Notes;

(ii)	The Subsidiary Guarantors, on a combined basis, which are 100% owned by Bankrate, Inc., and which are Guarantors of the Senior Secured Notes;

(iii)	The Company’s other subsidiaries on a combined basis, which are not guarantors of the 11 3/4% Senior Notes (the “Subsidiary Non-Guarantors”);

(iv)	Consolidating entries and eliminations representing adjustments to

a.	Eliminate intercompany transactions between or among the Company, the Subsidiary Guarantors and the Subsidiary Non-Guarantors and

b.	Eliminate the investments in the Company’s subsidiaries;

(v)	The Company and its subsidiaries on a consolidated basis.

As the Senior Notes, were issued during July 2010, prior periods are not presented. As the Subsidiary Guarantors have guaranteed the Senior Secured Notes and have pledged their assets as collateral, the Company has “pushed down” the recording of the Senior Secured Notes and related interest expense to the Subsidiary Guarantors balance sheet and statement of operations as a non-cash transaction.

Bankrate, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

For the Years Ended December 31, 2011 and 2010, the Period from July 17, 2009 to December 31, 2009 (Successor) and the Period from January 1, 2009 to August 24, 2009 (Predecessor)

Condensed Consolidating Balance Sheet

As of December 31, 2011

(In thousands)

	Bankrate, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Cash and cash equivalents	$44,476	$10,066	$1,671	$—	$56,213
Accounts receivable, net of allowance for doubtful accounts	32,705	26,809	1,578	(549)	60,543
Deferred income taxes, net	18,251	6,422	17	—	24,690
Prepaid expenses and other current assets	1,718	750	67	—	2,535

Total current assets	97,150	44,047	3,333	(549)	143,981
Furniture, fixtures and equipment, net of accumulated depreciation	5,320	3,307	438	—	9,065
Intangible assets, net of accumulated amortization	242,336	131,525	4,379	—	378,240
Goodwill	380,937	214,585	—	—	595,522
Other assets	2,045	8,559	—	—	10,604
Investment in subsidiary and intercompany	180,864	175,194	(8,181)	(347,877)	—

Total assets	$908,652	$577,217	$(31)	$(348,426)	$1,137,412

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable	$6,916	$3,144	$53	$(549)	$9,564
Accrued expenses	22,169	3,872	247	—	26,288
Deferred revenue and customer deposits	4,601	1,133	157	—	5,891
Accrued interest	—	10,588	—	—	10,588
Other current liabilities	3,946	—	23	—	3,969

Total current liabilities	37,632	18,737	480	(549)	56,300
Deferred income taxes, net	66,230	15,176	1,264	—	82,670
Senior Secured Notes, net of unamortized discount	—	193,613	—	—	193,613
Other liabilities	16,328	39	—	—	16,367

Total liabilities	120,190	227,565	1,744	(549)	348,950
Total stockholders’ equity	788,462	349,652	(1,775)	(347,877)	788,462

Total liabilities and stockholders’ equity	$908,652	$577,217	$(31)	$(348,426)	$1,137,412

Bankrate, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

For the Years Ended December 31, 2011 and 2010, the Period from July 17, 2009 to December 31, 2009 (Successor) and the Period from January 1, 2009 to August 24, 2009 (Predecessor)

Condensed Consolidating Balance Sheet

As of December 31, 2010

(In thousands)

	Bankrate, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Cash and cash equivalents	$109,323	$5,014	$1,293	$—	$115,630
Accounts receivable, net of allowance for doubtful accounts	20,872	22,535	1,734	(2,410)	42,731
Deferred income taxes	14,768	1,554	4	—	16,326
Prepaid expenses and other current assets	(10,073)	20,507	(4,945)	—	5,489

Total current assets	134,890	49,610	(1,914)	(2,410)	180,176
					—
Furniture, fixtures and equipment, net of accumulated depreciation	2,991	2,967	363	—	6,321
Intangible assets, net of accumulated amortization	209,844	152,723	3,178	—	365,745
Goodwill	350,189	208,979	—	—	559,168
Other assets	2,424	11,793	—	—	14,217
Investment in subsidiary and intercompany	66,151	285,653	—	(351,804)	—

Total assets	$766,489	$711,725	$1,627	$(354,214)	$1,125,627

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable	$6,678	$6,877	$420	$(2,410)	11,565
Accrued expenses	10,889	5,946	308	—	17,143
Deferred revenue and customer deposits	3,773	2,519	143	—	6,435
Payable to dissenting stockholders	56,698	—	—	—	56,698
Accrued interest	—	16,393	—	—	16,393
Other current liabilities	6,790	—	11	—	6,801

Total current liabilities	84,828	31,735	882	(2,410)	115,035
Deferred income taxes	49,860	30,179	1,266	—	81,305
Senior Secured Notes, net of unamortized discount	—	297,417	—	—	297,417
Other liabilities	5,745	69	—	—	5,814

Total liabilities	140,433	359,400	2,148	(2,410)	499,571
Total stockholders’ equity	626,056	352,325	(521)	(351,804)	626,056

Total liabilities and stockholders’ equity	$766,489	$711,725	$1,627	$(354,214)	$1,125,627

Bankrate, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

For the Years Ended December 31, 2011 and 2010, the Period from July 17, 2009 to December 31, 2009 (Successor) and the Period from January 1, 2009 to August 24, 2009 (Predecessor)

Condensed Consolidating Statement of Operations

For the Year ended December 31, 2011

(In thousands)

	Bankrate, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Revenue	$262,547	$207,158	$7,828	$(53,333)	$424,200
Cost of revenue (excludes depreciation and amortization)	118,456	78,421	56	(53,333)	143,600

Gross margin	144,091	128,737	7,772	—	280,600

Operating expenses:
Sales	7,182	5,943	4	—	13,129
Marketing	41,552	37,656	6,680	—	85,888
Product development	6,416	8,198	(94)	—	14,520
General and administrative	21,315	14,414	1,405	—	37,134
Acquisition, offering and related expenses and related party fees	44,248	—	—	—	44,248
Restructuring charges	975	297	—	—	1,272
Depreciation and amortization	24,359	18,823	354	—	43,536

	146,047	85,331	8,349	—	239,727

(Loss) income from operations	(1,956)	43,406	(577)	—	40,873
Interest expense	(521)	(30,880)	(677)	—	(32,078)
Loss on redemption of senior secured notes	—	(16,629)	—	—	(16,629)
(Loss) earnings on Equity Investments, net of tax	(3,682)	(245)	—	3,927	—

Other (expense) income	(4,203)	(47,754)	(677)	3,927	(48,707)

(Loss) income before income taxes	(6,159)	(4,348)	(1,254)	3,927	(7,834)
Income tax expense (benefit)	7,263	(1,675)	—	—	5,588

Net (loss) income	$(13,422)	$(2,673)	$(1,254)	$3,927	$(13,422)

Bankrate, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

For the Years Ended December 31, 2011 and 2010, the Period from July 17, 2009 to December 31, 2009 (Successor) and the Period from January 1, 2009 to August 24, 2009 (Predecessor)

Condensed Consolidating Statement of Operations

For the Year ended December 31, 2010

(In thousands)

	Bankrate, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Revenue	$152,500	$67,514	$3,378	$(2,794)	$220,598
Cost of revenue (excludes depreciation and amortization)	60,038	28,008	74	(2,794)	85,326

Gross margin	92,462	39,506	3,304	—	135,272

Operating expenses:
Sales	7,393	1,231	—	—	8,624
Marketing	12,226	8,740	2,706	—	23,672
Product development	6,824	1,893	5	—	8,722
General and administrative	17,426	4,620	945	—	22,991
Legal settlement	1,646	—	—	—	1,646
Acquisition, offering and related expenses and related party fees	17,390	—	—	—	17,390
Restructuring charges	2,225	1,063	—	—	3,288
Impairment charges	—	—	—	—	—
Depreciation and amortization	26,794	7,782	650	—	35,226

	91,924	25,329	4,306	—	121,559

Income (loss) from operations	538	14,177	(1,002)	—	13,713
Interest expense, net	(21,184)	(17,014)	(257)	—	(38,455)
(Loss) earnings in equity investments, net of tax	(3,028)	(482)	—	3,510	—
Other	(340)	34	—	—	(306)

Other (expense) income	(24,552)	(17,462)	(257)	3,510	(38,761)

(Loss) income before income taxes	(24,014)	(3,285)	(1,259)	3,510	(25,048)
Income tax benefit	(2,617)	(1,034)	—	—	(3,651)

Net (loss) income	$(21,397)	$(2,251)	$(1,259)	$3,510	$(21,397)

Bankrate, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

For the Years Ended December 31, 2011 and 2010, the Period from July 17, 2009 to December 31, 2009 (Successor) and the Period from January 1, 2009 to August 24, 2009 (Predecessor)

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2011

(In thousands)

	Bankrate, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidated
Cash flows from operating activities
Net cash provided by operating activities	$39,805	$7,670	$840	$48,315
Cash flows from investing activities
Purchases of furniture, fixtures and equipment and website development costs	(3,388)	(2,618)	(239)	(6,245)
Cash used in business acquisitions, net	(89,469)	—	—	(89,469)
Restricted cash	2	—	—	2
Cash paid for acquisition earnouts	(576)	—	—	(576)

Net cash used in investing activities	(93,431)	(2,618)	(239)	(96,288)
Cash flows from financing activities
Repurchase of senior secured notes	(117,337)	—	—	(117,337)
Deferred financing costs	(2,950)	—	—	(2,950)
Proceeds from issuance of common stock, net of costs	170,319	—	—	170,319
Payment to dissenting stockholders	(61,253)	—	—	(61,253)

Net cash used in financing activities	(11,221)	—	—	(11,221)
Effect of exchange rate on cash and cash equivalents	—	—	(223)	(223)

Net (decrease) increase in cash	(64,847)	5,052	378	(59,417)
Cash - beginning of period	109,323	5,014	1,293	115,630

Cash - end of period	$44,476	$10,066	$1,671	$56,213

Bankrate, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

For the Years Ended December 31, 2011 and 2010, the Period from July 17, 2009 to December 31, 2009 (Successor) and the Period from January 1, 2009 to August 24, 2009 (Predecessor)

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2010

(In thousands)

	Bankrate, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidated
Cash flows from operating activities
Net cash provided by (used in) operating activities	$31,809	$2,636	$(3,209)	$31,236
Cash flows from investing activities				—
Proceeds from sale of savingsforcollege.com	250	—	—	250
Purchases of furniture, fixtures and equipment and website development costs	(2,996)	(1,243)	(249)	(4,488)
Cash used in business acquisitions, net	(355,169)	—	—	(355,169)
Restricted cash	2	—	—	2
Cash paid for acquisition earnouts	(13,583)	—	—	(13,583)

Net cash used in investing activities	(371,496)	(1,243)	(249)	(372,988)
Cash flows from financing activities
Proceeds from issuance of senior secured notes	297,231	—	—	297,231
Deferred financing costs	(11,578)	—	—	(11,578)
Proceeds from issuance of shareholder debt	40	—	—	40
Proceeds from issuance of common stock, net of costs	100,196	—	—	100,196
Payment to dissenting stockholders	(6,141)	—	—	(6,141)

Net cash provided by financing activities	379,748	—	—	379,748
Effect of exchange rate on cash and cash equivalents	—	—	(56)	(56)

Net increase (decrease) in cash	40,061	1,393	(3,514)	37,940
Cash - beginning of period	69,262	3,621	4,807	77,690

Cash - end of period	$109,323	$5,014	$1,293	$115,630

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the registrant’s proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2011

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the registrant’s proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the registrant’s Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2011.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated by reference to the registrant’s proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2011.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the registrant’s proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2011.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Documents Filed as Part of This Report:

(1)	Financial Statements.

See Index to Financial Statements under Item 8.

(2)	Financial Statement Schedules.

All financial statement schedules have been omitted since the required information is not applicable or is included in the consolidated financial statements or notes thereto.

(3)	Exhibits.

The exhibits to this report are listed below.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of North Palm Beach, State of Florida, on the 12th day of March, 2012.

BANKRATE, INC.

By:	/s/ EDWARD J. DIMARIA
Name:	Edward J. DiMaria
Title:	Senior Vice President-Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed below by the following persons in the capacities and on the dates indicated below.

Signature	Title	Date

* Thomas R. Evans	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2012

/S/ EDWARD J. DIMARIA Edward J. DiMaria	Senior Vice President-Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 12, 2012

* Peter C. Morse	Chairman of the Board and Director	March 12, 2012

* Seth Brody	Director	March 12, 2012

* Bruce Nelson	Director	March 12, 2012

* Richard Pinola	Director	March 12, 2012

* Christian Stahl	Director	March 12, 2012

* James Tieng	Director	March 12, 2012

* Mitch Truwit	Director	March 12, 2012

/S/ EDWARD J. DIMARIA *Edward J. DiMaria Attorney-in-fact

INDEX TO EXHIBITS

Exhibit Number	Description

2.1*	Agreement and Plan of Merger by and among BEN Holdings, Inc., BEN Merger Sub, Inc. and Bankrate, Inc., dated July 22, 2009

2.2*	Agreement and Plan of Merger by and among Bankrate, Inc., BR Acquisitions Inc., NetQuote Holdings, Inc. and Spectrum Equity Investors IV, L.P., dated May 25, 2010

2.3*	Agreement and Plan of Merger by and among Bankrate, Inc., CCBK Acquisition, Inc., CreditCards.com, Inc., certain stockholders, and American Capital, Ltd., dated June 10, 2010

3.1#	Second Amended and Restated Certificate of Incorporation of Bankrate, Inc.

3.2#	Second Amended and Restated Bylaws of Bankrate, Inc.

4.1*	Indenture, dated as of July 13, 2010, among Bankrate, Inc., the Guarantors, Wilmington Trust FSB as trustee, and Wilmington Trust FSB, as collateral agent, governing Bankrate, Inc.’s 11 3 / 4 % Senior Secured Notes due 2015

4.2*	Registration Rights Agreement, dated as of July 13, 2010, among Bankrate, Inc., the Guarantors and the Initial Purchasers in relation to Bankrate, Inc.’s 11 3 / 4 % Senior Secured Notes due 2015

4.3*	Security Agreement from Bankrate, Inc., the other Grantors to Wilmington Trust FSB, as Trustee, and Wilmington Trust FSB, as Collateral Agent, dated as of July 13, 2010

4.4*	Escrow and Security Agreement between Bankrate, Inc. and Wilmington Trust FSB, as Escrow Agent and Trustee, dated as of July 13, 2010

4.5*	Supplemental Indenture, dated as of August 6, 2010, by and among the Guarantors, Bankrate, Inc., Wilmington Trust FSB, as Trustee under the Indenture referred to below, and Wilmington Trust FSB, as Collateral Agent

4.6*	Supplemental Indenture, dated as of April 15, 2011, by and among the Guarantors, Bankrate, Inc., Wilmington Trust FSB, as Trustee under the Indenture referred to below, and Wilmington Trust FSB, as Collateral Agent

4.7*	Form of common stock certificate of Bankrate, Inc.

4.8*	Form of VCOC Investors’ Rights Agreement.

10.1*	Executive Agreement between Bankrate, Inc. and Thomas Evans, dated June 21, 2004

10.2*	Executive Agreement between Bankrate, Inc. and Edward DiMaria, dated April 3, 2006

10.3*	Executive Agreement between Bankrate, Inc. and Daniel Hoogterp, dated May 31, 2005

10.4*	Executive Agreement between Bankrate, Inc. and Michael Ricciardelli, dated July 22, 2010

10.5*	Executive Agreement between Bankrate, Inc. and Donaldson Ross, dated September 11, 2006

10.6*	Amendment to Employment Agreement between Bankrate, Inc. and Thomas R. Evans, dated September 25, 2009

10.7*	Amendment to Employment Agreement between Bankrate, Inc. and Daniel P. Hoogterp, dated September 25, 2009

10.8*	Amendment to Employment Agreement between Bankrate, Inc. and Donaldson Ross, dated September 25, 2009

Exhibit Number	Description

10.9*	Form of Class B Common Share Purchase Agreement by and among BEN Holdings, Inc. and members of the management

10.10*	Class B Common Share Purchase Agreement by and between BEN Holdings, Inc., Brothers Brook, LLC and Jeffery Boyd

10.11*	Form of Class B Recourse Secured Promissory Notes issued by BEN Holdings, Inc. to members of the management

10.12*	Form of Executive Stock Pledge Agreement by and between BEN Holdings, Inc., and members of the management

10.13*	Form of Director Indemnification Agreement dated March 1, 2010, between Bankrate, Inc., BEN Holdings, Inc., and members of the management

10.14*	Form of Indemnification Agreement by and between BEN Holdings, Inc. and members of the management

10.15*	Bankrate, Inc. Amended and Restated Exit Event Incentive Bonus Plan (October 2010)

10.16*	Fourth Amended and Restated Stockholders Agreement

10.17*	Lease by and between Gardens Plaza Investors, LLC and Bankrate, Inc., dated November 3, 2005

10.18*	Lease Agreement between RGK Rentals, Ltd. and CreditCards.com, Inc., dated November 16, 2007

10.19*	Amended and Restated Office Lease by and between 1860 Blake Street, LLC and NetQuote, Inc, dated September 22, 2008

10.20*	Form of Bankrate, Inc. 2011 Equity Compensation Plan

10.21*	Form of Bankrate, Inc. Senior Executive Annual Bonus Plan

10.22*	Form of Director Indemnification Agreement between Bankrate, Inc., and members of the management

10.23*	Revolving Credit Agreement, dated June 10, 2011 among Bankrate, Inc., the Guarantors, the Lenders, Goldman Sachs Bank USA and Merrill Lynch, Pierce, Fenner & Smith Incorporated

21.1*	List of Subsidiaries of Bankrate, Inc.

23.2	Consent of Grant Thornton LLP

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Ex. 101.INS†	XBRL Instance Document

Ex. 101.SCH†	XBRL Taxonomy Extension Schema Document

Ex. 101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

Ex. 101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

Ex. 101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

Ex. 101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (333-173550).
#	Incorporated by reference to the Company’s Registration Statement on Form S-8 (333-175000).
†	In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed to be “furnished” and not “filed” and shall not be deemed part of this Registration Statement or the prospectus contained herein.