Form 10-Q
period 2012-03-31
Bankrate, Inc.
filed 2012-05-14
CIK 1518222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File No. 1-35206

(Exact name of registrant as specified in its charter)

Delaware	65-0423422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11760 U.S. Highway One, Suite 200 North Palm Beach, Florida	33408
(Address of principal executive offices)	(Zip Code)

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

The number of outstanding shares of the issuer’s common stock as of April 30, 2012 was as follows: 99,982,900 shares of Common Stock, $.01 par value.

Bankrate, Inc. and Subsidiaries

Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2012

PART I. FINANCIAL INFORMATION			5

Item	1.	Condensed Consolidated Financial Statements (Unaudited)	5

Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item	3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item	4.	Controls and Procedures	35

PART II. OTHER INFORMATION			35

Item	1.	Legal Proceedings	35

Item	1A. Risk Factors		36

Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item	3.	Defaults Upon Senior Securities	36

Item	4.	Submission of Matters to a Vote of Security Holders	36

Item	5.	Other Information	36

Item	6.	Exhibits	36

		Signatures	37

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

Important factors that could cause actual results to differ materially from our expectations, which we refer to as cautionary statements, are discussed in detail in Part I, Item 1A. “Risk Factors” in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2012. All forward-looking information in this quarterly report and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:

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

We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this quarterly report may not in fact occur. Accordingly, investors should not place undue reliance on those statements. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bankrate, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	(Unaudited)
	March 31, 2012	December 31, 2011
Assets
Cash and cash equivalents	$64,523	$56,213
Accounts receivable, net of allowance for doubtful accounts of $1,471 and $1,534 at March 31, 2012 and December 31, 2011, respectively	60,876	60,543
Deferred income taxes, net	24,690	24,690
Prepaid expenses and other current assets	2,601	2,535

Total current assets	152,690	143,981

Furniture, fixtures and equipment, net of accumulated depreciation of $8,249 and $6,676 at March 31, 2012 and December 31, 2011, respectively	8,960	9,065
Intangible assets, net of accumulated amortization of $91,708 and $81,212 at March 31, 2012 and December 31, 2011, respectively	372,093	378,240
Goodwill	597,881	595,522
Other assets	10,725	10,604

Total assets	$1,142,349	$1,137,412

Liabilities and Stockholders’ Equity

Liabilities
Accounts payable	$10,567	$9,564
Accrued expenses	20,973	26,288
Deferred revenue and customer deposits	4,051	5,891
Accrued interest	4,860	10,588
Other current liabilities	7,562	3,969

Total current liabilities	48,013	56,300

Deferred income taxes, net	82,670	82,670
Senior secured notes, net of unamortized discount	193,692	193,613
Other liabilities	16,511	16,367

Total liabilities	340,886	348,950

Commitments and contingencies (Note 11)

Stockholders’ equity
Common stock, par value $.01 per share - 300,000,000 shares authorized; 99,982,900 and 99,992,000 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	1,000	1,000
Additional paid-in capital, common stock	835,495	832,797
Accumulated deficit	(34,444)	(44,595)
Accumulated other comprehensive loss	(588)	(740)

Total stockholders’ equity	801,463	788,462

Total liabilities and stockholders’ equity	$1,142,349	$1,137,412

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bankrate, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three months ended
	March 31, 2012	March 31, 2011
Revenue	$125,020	$99,078
Cost of revenue (excludes depreciation and amortization)	40,353	37,965

Gross margin	84,667	61,113

Operating expenses:
Sales	3,939	2,940
Marketing	31,175	16,098
Product development	4,424	3,470
General and administrative	9,982	7,729
Legal settlements	62	—
Acquisition, offering and related expenses and related party fees	197	1,473
Depreciation and amortization	11,769	10,846

	61,548	42,556

Income from operations	23,119	18,557

Interest expense, net	(6,480)	(9,396)

Income before income taxes	16,639	9,161
Income tax expense	6,488	4,099

Net income	$10,151	$5,062

Basic and diluted earnings per share:
Basic	$0.10	$0.06

Diluted	$0.10	$0.06

Weighted average common shares outstanding:
Basic	99,879,865	87,379,865
Diluted	101,712,071	87,379,865

Comprehensive income	$10,303	$5,269

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bankrate Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended
	March 31, 2012	March 31, 2011
Cash flows from operating activities
Net income	$10,151	$5,062
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	11,769	10,846
Provision for doubtful accounts receivable	180	652
Amortization of deferred financing costs and original issue discount	596	624
Stock based compensation	2,698	—
Change in operating assets and liabilities, net of effect of business acquisitions:
Increase in accounts receivable	(578)	(13,100)
Increase in prepaid expenses and other assets	(13)	(1,586)
Increase (decrease) in accounts payable	1,132	(948)
(Decrease) increase in accrued expenses	(5,424)	8,526
Decrease in other liabilities	(5,557)	(8,921)
Decrease in deferred revenue and customer deposits	(2,179)	(2,355)

Net cash provided by (used in) operating activities	12,775	(1,200)
Cash flows from investing activities
Purchases of furniture, fixtures and equipment and website development costs	(2,079)	(1,796)
Cash used in business acquisitions, net	(1,713)	(13,440)
Restricted cash	4	2
Cash paid for acquisition earn-outs	(1,000)	(576)

Net cash used in investing activities	(4,788)	(15,810)
Cash flows from financing activities
Payments to dissenting stockholders	—	(61,253)

Net cash used in financing activities	—	(61,253)

Effect of exchange rate on cash and cash equivalents	323	(145)

Net increase (decrease) in cash	8,310	(78,408)
Cash - beginning of period	56,213	115,630

Cash - end of period	$64,523	$37,222

Supplemental disclosure of other cash flow activites
Cash paid for interest	$11,456	$17,821
Cash (refunded) paid for taxes	(1,605)	306
Supplemental disclosure of non-cash investing and financing activities
Acquisition related payables	$4,000	$500

The accompanying notes are an integral part of these condensed consolidated financial statements.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

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

2011 Merger and Recapitalization

On June 21, 2011, Bankrate’s parent company, BEN Holdings, Inc. (“Holdings”), a majority owned subsidiary of Ben Holdings S.à.r.l, merged with and into the Company with the Company surviving the merger (“2011 Merger”). In connection with the 2011 Merger, Holdings underwent an internal recapitalization in which all preferred and common shares of Holdings were exchanged for shares of a single series of common stock of Holdings (the “Recapitalization”). As a result of the Recapitalization and 2011 Merger, all preferred and common stock (other than restricted stock) of the Company were cancelled and all shares of common stock of Holdings were converted into common stock of the Company. Immediately following the Recapitalization and 2011 Merger, the Company had 87,500,000 shares of common stock issued and outstanding, including 120,135 shares of restricted stock. The surviving corporation in the 2011 Merger retained the name “Bankrate, Inc.” The 2011 Merger was accounted for as a common control merger and in a manner similar to a pooling of interests. Accordingly, Holdings and Bankrate were consolidated retroactively to the earliest period presented, using the historical cost basis of each entity. The common stock, per common share, and increase in authorized share amounts in these unaudited condensed consolidated financial statements and notes to condensed consolidated financial statements have been presented to retroactively reflect these transactions to the earliest period presented.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Bankrate, Inc., and subsidiaries Wescoco LLC, Mortgage Market Information Services, Inc., Interest.com, Inc., NetQuote Holdings, Inc., NetQuote Inc., CreditCards.com, Inc., CCRD Operating Company, Inc., CreditCards.com Limited (United Kingdom), Freedom Marketing (United Kingdom), and Rate Holding Company (100% owner of Bankrate Information Consulting (Beijing) Co., Ltd.) after elimination of all intercompany accounts and transactions.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement of our results have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012, for any other interim period or for any other future year.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 12, 2012.

There have been no significant changes in the Company’s accounting policies from those disclosed in the Company’s 2011 Annual Report on Form 10-K filed with the SEC on March 12, 2012.

Reclassification

Certain reclassifications have been made to the Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2011 to conform to the presentation for the three months ended March 31, 2012.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

New Accounting Pronouncements

Recently Adopted Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRS’s. ASU 2011-04 amends Topic 820, Fair Value Measurement to change the wording used to describe the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments include wording changes that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The adoption of ASU 2011-04 as of January 1, 2012 did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 amends Topic 220, Comprehensive Income, to give an entity the option for presenting the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment in this update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. The amendments in this update defers only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. The adoption of ASU 2011-05 and subsequent amendment in ASU 2011-12 as of January 1, 2012 did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

Recently Issued Pronouncements, Not Adopted as of March 31, 2012

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This amendment requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The amendment is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of ASU 2011-11 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

NOTE 2 – GOODWILL AND INTANGIBLE ASSETS

Goodwill activity for the three months ended March 31, 2012 is shown below:

(In thousands)
Balance, December 31, 2011	$595,522
Acquisition of certain assets and liabilities of a certain entity	1,800
Adjustment during the measurement period relating to the acquisition of InsWeb Corporation	559

Balance, March 31, 2012	$597,881

Intangible assets consist primarily of domain names and URLs, customer relationships, affiliate relationships and developed technologies. Intangible assets are being amortized over their estimated useful lives on both straight-line and accelerated bases.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Intangible assets subject to amortization and their weighted average amortization periods were as follows as of March 31, 2012:

(In thousands)	Cost	Accumulated Amortization	Net	Weighted Average Amortization Period Years
Trademarks and URLs	$209,561	$(21,391)	$188,170	19.2
Customer relationships	223,979	(51,444)	172,535	8.8
Agent/vendor relationships	12,790	(10,619)	2,171	3.9
Developed technologies	17,471	(8,254)	9,217	4.7

	$463,801	$(91,708)	$372,093	13.4

Intangible assets subject to amortization and their weighted average amortization periods were as follows as of December 31, 2011:

(In thousands)	Cost	Accumulated Amortization	Net	Weighted Average Amortization Period Years
Trademarks and URLs	$209,283	$(18,301)	$190,982	19.6
Customer relationships	219,911	(45,114)	174,797	8.9
Agent/vendor relationships	12,790	(10,576)	2,214	3.9
Developed technologies	17,468	(7,221)	10,247	4.7

	$459,452	$(81,212)	$378,240	13.5

Amortization expense for the three months ended March 31, 2012 and 2011 was $10.5 million and $9.8 million, respectively.

Future amortization expense as of March 31, 2012 is expected to be:

(In thousands)	Amortization Expense
Remainder of 2012	$31,833
2013	41,390
2014	40,004
2015	39,407
2016	37,967
Thereafter	181,492

Total expected amortization expense of intangible assets	$372,093

NOTE 3 – EARNINGS PER SHARE

We compute basic earnings per share by dividing net income for the period by the weighted average number of shares outstanding for the period. Diluted earnings per share includes the effects of dilutive common stock equivalents, consisting of outstanding stock based awards, unrecognized compensation expense and tax benefits in accordance with ASC 718, Compensation – Stock Compensation, to the extent the effect is not antidilutive, using the treasury stock method.

The following table presents the computation of basic and diluted earnings per share:

	Three months ended
(In thousands, except share and per share data)	March 31, 2012	March 31, 2011
Net income	$10,151	$5,062

Weighted average common shares outstanding for basic earnings per share	99,879,865	87,379,865
Additional dilutive shares related to stock based awards	1,832,206	—

Weighted average common shares outstanding for diluted earnings per share	101,712,071	87,379,865

Basic and diluted earnings per share:
Basic	$0.10	$0.06

Diluted	$0.10	$0.06

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

For the three months ended March 31, 2011 there were no shares attributable to the assumed exercise of outstanding stock based awards, since no awards were outstanding at the end of the respective period.

NOTE 4 – STOCKHOLDERS’ EQUITY

The activity in stockholders’ equity for the three months ended March 31, 2012 is shown below:

	Common Stock		Additional	Accumulated	Accumulated Other Comprehensive Loss - Foreign Currency	Total Stockholders'
(In thousands)	Shares	Amount	paid-in capital	Deficit	Translation	Equity
Balance at December 31, 2011	99,992	$1,000	$832,797	$(44,595)	$(740)	$788,462
Other comprehensive income, net of taxes	—	—	—	—	152	152
Restricted stock forfeited	(9)	—	—	—	—	—
Stock based compensation	—	—	2,698	—	—	2,698
Net income	—	—	—	10,151	—	10,151

Balance at March 31, 2012	99,983	1,000	835,495	(34,444)	(588)	801,463

NOTE 5 – GEOGRAPHIC DATA AND CONCENTRATIONS

No single country outside of the U.S. accounted for more than 10% of revenue during the three months ended March 31, 2012 and 2011. There was one customer that accounted for 11% of net sales during the three months ended March 31, 2012. There was one customer that accounted for 12% of net sales during the three months ended March 31, 2011. One customer’s accounts receivable balances constituted 17% while a second customer’s balance constituted 11% of the accounts receivable balance as of March 31, 2012. Two customers’ accounts receivable balances each constituted more than 10% of the accounts receivable balance at December 31, 2011.

Revenue related to the U.S. and international operations and revenue by type for the three months ended March 31, 2012 and 2011, and long-lived assets related to the U.S. and international operations as of March 31, 2012 and December 31, 2011 are as follows:

	Three months ended
(In thousands)	March 31, 2012	March 31, 2011
Revenue:
USA	$123,193	$96,870
International	1,827	2,208

	$125,020	$99,078

Revenue:
Online	$123,007	$96,944
Print	2,013	2,134

	$125,020	$99,078

(In thousands)	March 31, 2012	December 31, 2011
Long lived assets:
USA	$974,069	$978,010
International	4,865	4,817

Balance, end of period	$978,934	$982,827

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

NOTE 6 – FAIR VALUE MEASUREMENT

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

The following table presents estimated fair value, and related carrying amounts, as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
(In thousands)
Financial Assets:
Cash and cash equivalents	$64,523	$64,523	$56,213	$56,213
Accounts receivable	60,876	60,876	60,543	60,543

Financial Liabilities:
Senior secured notes	$193,692	$223,763	$193,613	$220,961
Accrued interest	4,860	4,860	10,588	10,588

NOTE 7 – STOCK BASED COMPENSATION

In June 2011, the Company established the 2011 Equity Compensation Plan (the “2011 Plan”) to grant stock based awards for up to 12,120,000 shares of our common stock. Under the 2011 Plan, the Board of Directors or its delegate has the sole authority to determine who receives such grants, the type, size and timing of such grants, and to specify the terms of any non-competition agreements relating to the grants. The purpose of the 2011 Plan is to advance our interests by providing eligible participants in the Plan with the opportunity to receive equity-based or cash incentive awards, thereby aligning their economic interests with those of our stockholders. As of March 31, 2012, 7,096,965 shares were available for future issuance under the 2011 plan.

The stock based compensation expense for stock options and restricted stock awards recognized in our condensed consolidated statement of comprehensive income for the three months ended March 31, 2012, is as follows:

(In thousands)	Three months ended
March 31, 2012
Cost of revenue	$209
Operating expenses:
Sales	415
Marketing	285
Product development	488
General and administrative	1,301

Total stock based compensation expense	$2,698

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Restricted Stock

The following table summarizes restricted stock award activity for the three months ended March 31, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2011	112,135	$15.00
Granted	—	—
Vested and released	—	—
Forfeited	(9,100)	$15.00
Expired	—	—

Balance, March 31, 2012	103,035	$15.00

Stock based compensation expense for the three months ended March 31, 2012 included approximately $442,000 related to restricted stock awards. As of March 31, 2012, approximately $369,000 of total unrecognized compensation cost, net of forfeitures, related to non-vested restricted stock awards were expected to be recognized over a weighted average period of 0.25 years.

Stock Options

During the three months ended March 31, 2012 we granted stock options for 125,000 shares. The stock options granted have a weighted average exercise price of $23.13 per option and a contractual term of seven years.

Stock option activity was as follows for the three months ended March 31, 2012:

	Number of Shares	Price Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance, December 31, 2011	5,000,000	$14.32 - $19.79	$15.09	$32,036,400
Granted	125,000	$22.39 - $24.25	$23.13	—
Exercised	—	—	—	—
Forfeited	(205,000)	$15.00	$15.00	—
Expired	—	—	—	—

Balance, March 31, 2012	4,920,000	$14.32 - $24.25	$15.10	$47,478,000

The following table provides the weighted average grant date fair value of the stock options granted during the three months ended March 31, 2012 using the Black-Scholes option pricing model together with a description of the weighted average assumptions used to calculate the fair value.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Three months ended
March 31, 2012
Weighted Average Assumptions:
Weighted average grant date fair value	$11.18
Expected volatility	58%
Risk free rate	0.83%
Expected lives	4.75 years
Expected dividend yield	0.0%

Pursuant to the income tax provisions of ASC 718, we follow the “long-haul method” of computing our hypothetical additional paid-in capital, or APIC, pool. No stock options vested during the three months ended March 31, 2012.

The aggregate intrinsic value of stock options outstanding in the table above is calculated as the difference between the closing price of Bankrate’s common stock on the last trading day of the reporting period ($24.75) and the exercise price of the stock options multiplied by the number of shares.

As of March 31, 2012, $29.7 million of total unrecognized compensation costs, net of forfeitures, related to non-vested stock option awards is expected to be recognized over a weighted average period of 3.2 years.

NOTE 8 – INCOME TAXES

We calculate our income tax provision for interim periods based on the estimate of the annual effective tax rate. The difference between income tax expense computed at the statutory rate and the reported income tax expense is primarily due to state income taxes and non-deductible costs incurred during the three months ended March 31, 2012.

We have approximately $14.3 million of unrecognized tax benefits as of March 31, 2012 and December 31, 2011.

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

We accrued $143,000 and $56,000 for the payment of interest and penalties for the respective three month periods ended March 31, 2012 and 2011, which was charged to income tax expense during the respective three month periods ended March 31, 2012 and 2011.

On April 5, 2012, the Company reached an agreement with the IRS to settle its examination of the 2009 tax year. The agreement occurred subsequent to quarter end and as a result, no adjustment was made to the Company’s accrual for uncertain tax positions as of March 31, 2012. The Company has not yet quantified the impact the settlement will have on its second quarter results.

NOTE 9 – RESTRUCTURING CHARGES

In connection with the acquisition of NetQuote Holdings, Inc. (“NetQuote”), CreditCards.com, Inc. (“CreditCards”) and InsWeb Corporation (“InsWeb”), the Company adopted a restructuring plan to achieve cost synergies. Accrued severance and related costs were approximately $374,000 and $1.0 million at March 31, 2012 and December 31, 2011, respectively, and is included within accrued expenses on the accompanying condensed consolidated balance sheets.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

The restructuring charges and their utilization are summarized as follows:

(In thousands)	Restructuring Charges	Utilized	Liability Balance
Balance at December 31, 2011	$—	$—	$1,011
One-time termination benefits	—	(637)	(637)

Balance at March 31, 2012	$—	$(637)	$374

(In thousands)	Restructuring Charges	Utilized	Liability Balance
Balance at December 31, 2010	$—	$—	369
One-time termination benefits	—	(200)	(200)

Balance at March 31, 2011	$—	$(200)	$169

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

On March 9, 2011, LF filed a civil action against the Company styled: Lower Fees, Inc., Plaintiff, vs. Bankrate, Inc., Defendant, in the Circuit Court of the Fifteen Judicial Circuit in and for Palm Beach County (the “New LF Lawsuit”). In the New LF Lawsuit, LF alleges that the Company breached a duty of good faith to operate a website transferred under the Asset Purchase Agreement to generate revenues that would have resulted in the Company having to pay LF certain earn-out payments under the Asset Purchase Agreement. LF seeks relief in the form of unspecified damages suffered, pre-judgment interest, attorneys’ fees, and costs. The Company filed a motion for summary judgment and a motion to dismiss, both of which have been denied. The Company has now answered the complaint. We intend to vigorously defend the New Lawsuit. We are unable to form an opinion of the likelihood of an adverse result and cannot presently estimate the amount of loss, if any, that would result from an adverse resolution of this matter.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

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

The plaintiff filed a fourth amendment on April 1, 2011 alleging violations of Section 1 and 2 of the Sherman Act, Section 7 of the Clayton Act, and the New Jersey antitrust statutes. The Company moved to dismiss the Sherman Act claims. By order dated December 30, 2011, the court dismissed plaintiff’s Sherman Act Section 1 claims, but granted plaintiff leave to file a Fifth Amended Complaint. On January 4, 2012, the plaintiff filed a Fifth Amended Complaint. We have moved to dismiss certain of the claims in the Fifth Amended Complaint and such motion is pending. We cannot presently estimate the amount of loss, if any, that would result from an adverse resolution of this matter.

Mortgage Grader Lawsuit

In October 2010, an action was commenced in the United States District Court for the Central District of California entitled Mortgage Grader, Inc. v. Lenderfi, Inc., et al., in which Bankrate is one of nine defendants. The complaint alleges that the plaintiff is the owner of a patent relating to “a computer-implemented system for enabling borrowers to anonymously shop for loan packages offered by a plurality of lenders” and that the patent is being infringed by each of the defendants. The complaint seeks relief in the form of an adjudication of patent infringement, unspecified treble damages together with pre-judgment and post-judgment interest, an injunction prohibiting further infringement, and reasonable attorneys’ fees and costs. Bankrate has answered the complaint and asserted counterclaims alleging that the patent in question should be invalidated. On March 5, 2012, the Company settled with the plaintiff for an immaterial amount. All of these claims have been paid and are now resolved.

NOTE 11 – DEBT

Senior Secured Notes

On July 13, 2010, the Company issued $300 million of 11 3/4% Senior Secured Notes (“Senior Secured Notes” or “Notes”) due July 15, 2015 at an Offering Price of 99.077% with an original issue discount of $2.8 million. The net proceeds of approximately $286.9 million were used to fund the acquisitions of NetQuote and CreditCards, pay related fees and expenses and for general corporate purposes. In June 2011, the Company redeemed $105 million aggregate principal amount of the outstanding Senior Secured Notes (the “Notes Redemption”). Subsequently in August 2011, the Company completed an exchange offer pursuant to which all of the Senior Secured Notes, which were issued and outstanding without registration under the Securities Act of 1933, as amended (the “Securities Act”), were exchanged for a new issue of substantially identical notes registered under the Securities Act.

On or after July 15, 2013, the Company may redeem some or all of the Senior Secured Notes at a premium that will decrease over time as set forth in Bankrate, Inc.’s Indenture, dated as of July 13, 2010, governing its 11 3/4% Senior Secured Notes due 2015 (the “Indenture”). Additionally, if the Company experiences a change of control, the holders of the Senior Secured Notes have the right to require the Company to purchase the Senior Secured Notes at a price in cash equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of purchase. The Indenture contains other restrictions and limitations. The Senior Secured Notes are collateralized by all of the Company’s assets subject to certain excluded properties and have no financial covenant measurement.

Interest on the Senior Secured Notes accrues daily on the outstanding principal amount at 11 3/4% and is payable semi-annually, in arrears, on July 15 and January 15, beginning on January 15, 2011, in cash.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

For the three months ended March 31, 2012 and 2011, interest expense, excluding the amortization of deferred financing costs and the original issue discounts, related to the Senior Secured Notes was $5.7 million and $8.8 million respectively.

During the three months ended March 31, 2012 and 2011 the Company amortized $79,000 and $100,000, respectively, of original issue discount which is included within interest expense on the accompanying condensed consolidated statements of comprehensive income. At March 31, 2012 and December 31, 2011, the Company had approximately $1.3 million and $1.4 million, respectively, in original issue discounts remaining to be amortized.

During the three months ended March 31, 2012 and 2011 the Company amortized $329,000 and $518,000, respectively, of deferred financing costs which are included within interest expense on the accompanying condensed consolidated statements of comprehensive income. At March 31, 2012 and December 31, 2011, the Company had approximately $5.5 million and $5.8 million, respectively, in deferred financing costs remaining to be amortized.

The Company had a balance of approximately $193.7 million and $193.6 million in Senior Secured Notes, net of amortization, as of March 31, 2012 and December 31, 2011, respectively, recorded on the accompanying condensed consolidated balance sheets.

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

Interest accrues daily and is payable in arrears for both base rate and Eurodollar loans. For base rate loans, interest is payable on the last business day of March, June, September and December. For Eurodollar loans interest is payable on electable periods of one, two, three or six months (or, if each affected lender so agrees, nine or twelve months). As of March 31, 2012 and December 31, 2011, the Company had $100.0 million available for borrowing under the Revolving Credit Facilities and there were no amounts outstanding. During the three months ended March 31, 2012, the Company amortized $189,000 of deferred financing costs, which is included in interest expense on the accompanying condensed consolidated statements of comprehensive income. At March 31, 2012 and December 31, 2011, the Company had approximately $2.4 million and $2.5 million, respectively, in deferred financing costs remaining to be amortized.

The Revolving Credit Agreement contains customary financial and other covenants, including maximum consolidated leverage ratio of 4.50:1.00 and in certain instances 4.25:1.00. In addition, the Company is subject to covenants limiting incurrence of debt, liens on properties, investments, loans and advances, mergers and consolidations, asset sales, dividends and transactions with affiliates. The Company was in compliance with all required covenants as of March 31, 2012.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

NOTE 12 – ACQUISITIONS

Fiscal Year 2011

During the year ended December 31, 2011, the Company acquired certain assets of InsWeb for $64.3 million in cash and certain other entities for an aggregate purchase price of $25.5 million in cash. These certain other entities are individually and in the aggregate immaterial to the Company’s net assets and operations. All acquisitions were accounted for as purchases and are included in the Company’s consolidated results from their respective acquisition dates. Additionally, the Company paid $576,000 in relation to contingent consideration for previously acquired entities.

The Company recorded $35.6 million in goodwill and $55.4 million in intangible assets related to these acquisitions consisting of agent relationships for $2.3 million, customer relationships for $19.0 million, developed technologies for $1.4 million and internet domain names for $32.7 million. We expect goodwill will be deductible for income tax purposes.

NOTE 13 – RELATED PARTY TRANSACTIONS

We previously were party to a material event investment advisory agreement with Apax Partners, L.P. There were no advisory fees for the three months ended March 31, 2012. The advisory fees were $445,000 for the three months ended March 31, 2011 and have been recorded in acquisition, offering and related expenses and related party fees.

We also paid and expensed $36,000 to certain senior executives and certain current and former Board members of Bankrate during the three months ended March 31, 2011 and have recorded these amounts in acquisition, offering and related expenses and related party fees. There were no amounts paid to such parties during the three months ended March 31, 2012. In connection with its corporate insurance the Company used HUB International, a portfolio company of funds advised by Apax Partners L.P. We paid HUB International approximately $0 and $7,000 in insurance brokerage fees during the three months ended March 31, 2012 and 2011, respectively.

NOTE 14 – SUBSEQUENT EVENTS

On April 5, 2012, the Company reached an agreement with the IRS to settle its examination of the 2009 tax year. The agreement occurred subsequent to quarter end and as a result, no adjustment was made to the Company’s accrual for uncertain tax positions as of March 31, 2012. The Company has not yet quantified the impact the settlement will have on its second quarter results.

NOTE 15 – CONDENSED CONSOLIDATING FINANCIAL STATEMENT INFORMATION

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

The following consolidating financial information, which has been prepared in accordance with the requirements for presentation of Rule 3-10(f) of Regulation S-X promulgated under the Securities Act, presents the consolidating financial information separately for:

i.	Bankrate, Inc., as the issuer of the Senior Secured Notes;

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

ii.	The Subsidiary Guarantors, on a combined basis, which are 100% owned by Bankrate, Inc., and which are Guarantors of the Senior Secured Notes;

iii.	The Subsidiary Non-Guarantors, on a combined basis, which are 100% owned by Bankrate, Inc., and which are not Guarantors of the Senior Secured Notes;

iv.	Consolidating entries and eliminations representing adjustments to:

a.	Eliminate intercompany transactions between or among the Company, the Subsidiary Guarantors and the Subsidiary Non-Guarantors and

b.	Eliminate the investments in the Company’s subsidiaries;

v.	The Company and its subsidiaries on a consolidated basis.

As the Subsidiary Guarantors have guaranteed the Senior Secured Notes and have pledged their assets as collateral, the Company has “pushed down” the recording of the Senior Secured Notes and related interest expense to the Subsidiary Guarantors balance sheet and statement of comprehensive income as a non-cash transaction.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Condensed Consolidating Balance Sheet

As of March 31, 2012

(In thousands)

	Bankrate, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Cash and cash equivalents	$55,432	$7,353	$1,738	$—	$64,523
Accounts receivable, net of allowance for doubtful accounts	32,475	26,663	1,738	—	60,876
Deferred income taxes, net	24,674	—	16	—	24,690
Prepaid expenses and other current assets	1,884	699	18	—	2,601

Total current assets	114,465	34,715	3,510	—	152,690

Furniture, fixtures and equipment, net of accumulated depreciation	5,055	3,432	473	—	8,960
Intangible assets, net of accumulated amortization	240,253	127,448	4,392	—	372,093
Goodwill	383,296	214,585	—	—	597,881
Other assets	2,302	8,423	—	—	10,725
Investment in subsidiary and intercompany	190,350	230,199	(6,546)	(414,003)	—

Total assets	$935,721	$618,802	$1,829	$(414,003)	$1,142,349

Liabilities and Stockholders’ Equity

Liabilities
Accounts payable	$6,587	$3,852	$128	$—	$10,567
Accrued expenses	18,061	2,312	600	—	20,973
Deferred revenue and customer deposits	3,271	661	119	—	4,051
Accrued interest	—	4,860		—	4,860
Other current liabilities	7,552	—	10	—	7,562

Total current liabilities	35,471	11,685	857	—	48,013

Deferred income taxes, net	81,396	—	1,274	—	82,670
Senior secured notes, net of unamortized discount	—	193,692	—	—	193,692
Other liabilities	16,476	35	—	—	16,511

Total liabilities	133,343	205,412	2,131	—	340,886
Total stockholders’ equity	802,378	413,390	(302)	(414,003)	801,463

Total liabilities and stockholders’ equity	$935,721	$618,802	$1,829	$(414,003)	$1,142,349

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

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

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Condensed Consolidating Statement of Comprehensive Income

For the Three months ended March 31, 2012

(In thousands)

	Bankrate, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Revenue	$89,324	$57,469	$1,827	$(23,600)	$125,020
Cost of revenue (excludes depreciation and amortization)	37,813	26,133	7	(23,600)	40,353

Gross margin	51,511	31,336	1,820	—	84,667

Operating expenses:
Sales	2,223	1,716	—	—	3,939
Marketing	19,321	10,317	1,537	—	31,175
Product development	2,357	2,064	3	—	4,424
General and administrative	6,947	2,698	337	—	9,982
Legal settlements	62	—	—	—	62
Acquisition, offering and related expenses and related party fees	197	—	—	—	197
Depreciation and amortization	6,943	4,640	186	—	11,769

	38,050	21,435	2,063	—	61,548

Income (loss) from operations	13,461	9,901	(243)	—	23,119

Interest expense, net	5	(6,319)	(166)	—	(6,480)

Earnings (loss) on Equity Investments, net of tax	1,705	(274)	—	(1,431)	—

Other income (expense)	1,710	(6,593)	(166)	(1,431)	(6,480)

Income (loss) before income taxes	15,171	3,308	(409)	(1,431)	16,639
Income tax expense	5,020	1,359	109	—	6,488

Net income (loss)	$10,151	$1,949	$(518)	$(1,431)	$10,151

Comprehensive income (loss)	$10,303	$2,272	$(366)	$(1,906)	$10,303

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Condensed Consolidating Statement of Comprehensive Income

For the Three months ended March 31, 2011

(In thousands)

	Bankrate, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Revenue	$59,075	$47,586	$2,208	$(9,791)	$99,078
Cost of revenue (excludes depreciation and amortization)	28,175	19,554	27	(9,791)	37,965

Gross margin	30,900	28,032	2,181	—	61,113

Operating expenses:
Sales	1,601	1,339	—	—	2,940
Marketing	6,759	7,436	1,903	—	16,098
Product development	1,526	1,936	8	—	3,470
General and administrative	3,991	3,366	372	—	7,729
Acquisition, offering and related expenses and related party fees	1,473	—	—	—	1,473
Restructuring charges		—	—	—	—
Depreciation and amortization	6,045	4,999	(198)	—	10,846

	21,395	19,076	2,085	—	42,556

Income (loss) from operations	9,505	8,956	96	—	18,557

Interest expense, net	32	(9,264)	(164)	—	(9,396)
(Loss) earnings on Equity Investments, net of tax	(245)	189	—	56	—

Other (expense) income	(213)	(9,075)	(164)	56	(9,396)

Income (loss) before income taxes	9,292	(119)	(68)	56	9,161
Income tax expense (benefit)	4,230	(131)	—	—	4,099

Net income (loss)	$5,062	$12	$(68)	$56	$5,062

Comprehensive income	$5,269	$224	$139	$(363)	$5,269

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the Three months ended March 31, 2012

(In thousands)

	Bankrate, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidated
Cash flows from operating activities
Net cash provided by (used in) operating activities	$15,000	$(2,055)	$(170)	$12,775
Cash flows from investing activities
Purchases of furniture, fixtures and equipment and website development costs	(1,335)	(658)	(86)	(2,079)
Cash used in business acquisitions, net	(1,713)	—	—	(1,713)
Restricted cash	4	—	—	4
Cash paid for acquisition earn-outs	(1,000)	—	—	(1,000)

Net cash used in investing activities	(4,044)	(658)	(86)	(4,788)
Cash flows from financing activities
Net cash used in financing activities	—	—	—	—

Effect of exchange rate on cash and cash equivalents	—	—	323	323

Net increase (decrease) in cash	10,956	(2,713)	67	8,310
Cash - beginning of period	44,476	10,066	1,671	56,213

Cash - end of period	$55,432	$7,353	$1,738	$64,523

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the Three months ended March 31, 2011

(In thousands)

	Bankrate, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidated
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(2,702)	$331	$671	$(1,700)
Cash flows from investing activities
Purchases of furniture, fixtures and equipment and website development costs	(910)	(867)	(19)	(1,796)
Cash used in business acquisitions, net	(13,440)	—	—	(13,440)
Restricted cash	2	—	—	2
Cash paid for acquisition earn-outs	(76)	—	—	(76)

Net cash used in investing activities	(14,424)	(867)	(19)	(15,310)
Cash flows from financing activities
Payments to dissenting stockholders	(61,253)	—	—	(61,253)

Net cash used in financing activities	(61,253)	—	—	(61,253)

Effect of exchange rate on cash and cash equivalents	—	—	(145)	(145)

Net (decrease) increase in cash	(78,379)	(536)	507	(78,408)
Cash - beginning of period	109,323	5,014	1,293	115,630

Cash - end of period	$30,944	$4,478	$1,800	$37,222

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

We generate revenue through the sale of leads in the mortgage, credit card and insurance vertical categories. Through Bankrate Select we sell leads to mortgage lenders. Through Nationwide Card Services, Inc., CreditCardGuide.com, and CreditCards.com, we sell leads to credit card issuers. Through InsWeb, InsureMe.com and NetQuote, we sell leads to insurance agents and insurance carriers. We generate revenue on a per-lead basis based on the actual number of qualified insurance leads generated, and on a per-action basis for credit card applications (i.e., upon approval or completion of an application). Leads are generated not only organically within the Bankrate network of websites, but also through our various affiliate networks, via co-brands, and through display advertisements. We sell to advertisers targeting a specific audience in a city or state and also to national advertisers targeting the entire country.

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

Lead generation, display advertisements and hyperlink listings, which we refer to as online revenue, represented approximately 98% of our revenue for the three months ended March 31, 2012 and 2011. We also derive revenue through the sale of print advertisements and the distribution (or syndication) of our editorial content, which we refer to as print publishing and licensing revenue.

Significant Developments

Acquisitions in Fiscal Year 2011

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

2011 Merger and Recapitalization

On June 21, 2011, Holdings merged with and into the Company with the Company surviving the merger (“2011 Merger”). In connection with the 2011 Merger, Holdings underwent an internal recapitalization in which all preferred and common shares of Holdings were exchanged for shares of a single series of common stock of Holdings (the “Recapitalization”). As a result of the Recapitalization and 2011 Merger, all preferred and common stock (other than restricted stock) of the Company were cancelled and all shares of common stock of Holdings were converted into common stock of the Company. Immediately following the Recapitalization and 2011 Merger, the Company had 87,500,000 shares of common stock issued and outstanding, including 120,135 shares of restricted stock. The surviving corporation in the 2011 Merger retained the name “Bankrate, Inc.” The 2011 Merger was accounted for as a common control merger and in a manner similar to a pooling of interests. Accordingly, Holdings and Bankrate were consolidated retroactively to the earliest period presented, using the historical cost basis of each entity. The common stock, per common share, and increase in authorized share amounts in these condensed consolidated financial statements and notes to condensed consolidated financial statements have been presented to retroactively reflect these transactions to the earliest period presented.

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

Cost of Revenue (excludes depreciation and amortization)

Cost of revenue represents expenses directly associated with the creation of revenue. These costs include contractual revenue sharing obligations resulting from our distribution arrangements (“distribution payments”), compensation and benefits, editorial costs, market analysis and research costs, stock based compensation expense, and allocated overhead. Distribution payments are made to website operators for visitors directed to our online network as well as to affiliates for leads directed to our online network and lead generation websites. These costs increase proportionately with gains related to revenue from our online network and lead generation websites. Editorial costs relate to writers and editors who create original content for our online publications and associates who build web pages. These costs have increased as we have added online publications and co-branded versions of Bankrate.com under distribution arrangements. These websites must be maintained on a daily basis. Research costs include expenses related to gathering data on banking and credit products and consist primarily of compensation and benefits along with allocated overhead.

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

Marketing

Marketing expenses represent expenses associated with expanding brand awareness of our products and services to consumers and include search engine marketing (“SEM”) expense, print and Internet advertising, marketing and promotion costs, and stock based compensation expense.

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

Acquisition, Offering and Related Expenses and Related Party Fees

Acquisition, offering and related expenses and related party fees represent direct expenses incurred as a result of the Bankrate Acquisition, expenses related to our acquisitions, fees associated with our various offerings (Initial Public Offering, Exchange Offer, Secondary Offering, etc.) and advisory fees to our shareholders. Related party fees are described in Note 13 of the Notes to Condensed Consolidated Financial Statements.

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

Interest Expense, Net

Interest expense, net primarily consists of expenses associated with our long-term debt, amortization of the debt issuance costs and interest income earned on cash and cash equivalents.

Income Tax Expense

Income tax expense consists of federal and state income taxes in the United States and taxes in certain foreign jurisdictions.

Critical Accounting Policies

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP, requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenue and expenses during the period. We base our judgments, estimates and assumptions on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. There have been no significant changes in our critical accounting policies or estimates during the three months ended March 31, 2012 as compared to the critical accounting policies and estimates disclosed in management’s discussion and analysis of financial condition and results of operations included our Annual Report dated March 12, 2012 and filed with the SEC on Form 10-K.

Recent Accounting Pronouncements

See Note 1 in Notes to Condensed Consolidated Financial Statements.

Results of Operations

The following is our analysis of the results of operations for the periods covered by our interim condensed consolidated financial statements, including a discussion of the accounting policies and practices that we believe are critical to an understanding of our consolidated results of operations and to making the estimates and judgments underlying our financial statements. This analysis should be read in conjunction with our annual financial statements, including the related notes to the annual financial statements included within our Annual Report dated March 12, 2012 and filed with the SEC on Form 10-K.

The following table displays our results for the respective periods expressed as a percentage of total revenue.

	Three months ended
	March 31, 2012	March 31, 2011
Statement of Operations Data:
Revenue	100%	100%
Cost of revenue	32%	38%

Gross margin	68%	62%

Operating expenses:
Sales	3%	3%
Marketing	25%	16%
Product development	4%	4%
General and administrative	8%	8%
Acquisition, offering and related expenses and related party fees	0%	1%
Depreciation and amortization	9%	11%

	49%	43%

Income from operations	18%	19%

Interest expense, net	(5%)	(10%)

Income before income taxes	13%	9%
Income tax expense	5%	4%

Net income	8%	5%

Revenue

	Three months ended
(In thousands)	March 31, 2012	March 31, 2011
Online (1)	$123,007	$96,944
Print publishing	2,013	2,134

Total revenue	$125,020	$99,078

(1)	Consists of display advertising, hyperlink and lead generation.

Cost of Revenue (excludes depreciation and amortization) and Gross Margin

	Three months ended
(In thousands)	March 31, 2012	March 31, 2011
Revenue	$125,020	$99,078
Cost of revenue	40,353	37,964

Gross margin	$84,667	$61,114

Gross margin as a percentage of revenue	68%	62%

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenue

Total revenue was $125.0 million and $99.1 million for the three months ended March 31, 2012 and 2011, respectively, representing an increase of 26%, due to the reasons set forth below.

Display advertising revenue increased by $1.4 million for the three months ended March 31, 2012 compared to the same period in 2011, which was driven by the increase in page views, and a decrease in cost per impressions yield per page.

Hyperlink revenue increased by $12.5 million for the three months ended March 31, 2012 compared to the same period in 2011, due to an increase in the number of clicks ($7.3 million impact) and an increase in the overall rate ($5.2 million impact). Our rates for mortgage and deposit products increased and our rates for insurance clicks have been steadily rising since we launched our new products.

Lead generation revenue increased by $12.2 million for the three months ended March 31, 2012 compared to the same period in 2011 due to an increase in lead volume ($5.7 million impact), as well as an increase in yield ($6.5 million impact).

Cost of Revenue (excludes depreciation and amortization) and Gross Margin

Cost of revenue for the three months ended March 31, 2012 of $40.4 million was $2.4 million higher than the same period in 2011. The Company incurred an additional $2.0 million in distribution payments to our online partners and affiliates as a result of higher online revenue. The Company also incurred $209,000 for stock based compensation expense for the three months ended March 31, 2012 and none for the same period in 2011. Our gross margin for the three months ended March 31, 2012 was 68%, compared to 62% for the same period in 2011, reflecting higher margins generated for lead revenue in 2012 as compared to 2011.

Operating Expenses

Sales

Sales expenses for the three months ended March 31, 2012 of $3.9 million were $1.0 million higher than the same period in 2011, primarily due to $382,000 in higher compensation. The Company also incurred $415,000 for stock based compensation expense for the three months ended March 31, 2012 and none for the same period in 2011.

Marketing

Marketing expenses for the three months ended March 31, 2012 of $31.2 million were $15.1 million higher than the same period in 2011. The increase is due to the Company incurring an additional $14.6 million in SEM and other marketing expenses to drive higher online revenue and also due to stock based compensation expense of $285,000 for the three months ended March 31, 2012 compared with none for the same period in 2011.

Product Development

Product development costs for the three months ended March 31, 2012 of $4.4 million were $954,000 higher than the comparable period in 2011, primarily due to $589,000 in higher compensation, and $488,000 of stock based compensation expense that was recognized for the three months ended March 31, 2012 compared with none in the same period in 2011.

General and Administrative

General and administrative expenses for the three months ended March 31, 2012 of $10.0 million were $2.3 million higher than the same period in 2011, due primarily to an increase of approximately $768,000 in compensation as well as $1.3 million in stock based compensation expense that was recognized for the three months ended March 31, 2012 as compared with none in the same period in 2011, partially offset by a decrease of $472,000 in bad debt expense.

Acquisition, Offering and Related Expenses and Related Party Fees

Acquisition, offering and related expenses and related party fees for the three months ended March 31, 2012 was $197,000 as compared to $1.5 million for the same period in 2011. Acquisition, offering and related expenses and related party fees for the three months ended March 31, 2012 were primarily related to costs associated with the IRS audit stemming from the Bankrate Acquisition. The acquisition, offering and related expenses and related party fees for the same period in 2011 were primarily related to costs associated with our Initial Public Offering and Exchange offering.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2012 of $11.8 million was $923,000 higher than the same period in 2011 due to $637,000 increase in amortization expense and $286,000 increase in depreciation expense.

Interest Expense, net

Interest expense, net for the three months ended March 31, 2012 primarily consists of expenses associated with the Senior Secured Notes, partially offset by de minims interest earned on cash and cash equivalents. Interest expense, net for the three months ended March 31, 2012 was $6.5 million.

Interest expense, net for the three months ended March 31, 2011 was $9.4 million, which primarily consisted of $8.8 million for the Senior Secured Notes, and $624,000 of amortization of deferred financing costs and original issue discount partially offset by de minimis interest earned on cash and cash equivalents.

Income Tax Expense

Our income tax expense for the three months ended March 31, 2012 of $6.5 million was $2.4 million higher than our income tax expense of $4.1 million for the three months ended March 31, 2011. Our effective tax rate changed from approximately 45% during the three months ended March 31, 2011 to approximately 39% in the same period in 2012 due to certain non-deductible costs incurred during the three months ended March 31, 2011.

Liquidity and Capital Resources

(In thousands)	March 31, 2012	December 31, 2011	Change
Cash and cash equivalents	$64,523	$56,213	$8,310
Working capital	$104,677	$87,681	$16,996
Stockholders’ equity	$801,463	$788,462	$13,001

Our principal ongoing source of operating liquidity is the cash generated by our business operations. We consider all highly liquid debt investments purchased with an original maturity of less than three months to be cash equivalents.

Our primary uses of cash have been to fund our working capital and capital expenditure needs, fund acquisitions, and service our debt obligations. We believe that we can generate sufficient cash flows from operations to fund our operating and capital expenditure requirements, as well as to service our debt obligations, for fiscal year 2012. In the event we experience a significant adverse change in our business operations, we would likely need to secure additional sources of financing.

As of March 31, 2012, we had working capital of $104.7 million and our primary commitments were normal working capital requirements and $4.9 million in accrued interest for the Senior Secured Notes.

As of December 31, 2011, we had working capital of $87.7 million and our primary commitments were normal working capital requirements and $10.6 million in accrued interest for the Senior Secured Notes.

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

Debt Financing

Revolving Credit Facilities

We have certain Revolving Credit Facilities in an aggregate amount of $100.0 million, consisting of two tranches, tranche A for $30.0 million which matures on July 15, 2015 and tranche B for $70.0 million which matures on April 15, 2015 (“Revolving Credit Facilities”). Our obligations under the Revolving Credit Facilities are guaranteed by each direct and indirect, existing and future, domestic restricted subsidiary that guarantees our obligations under the Senior Secured Notes.

As of March 31, 2012, we had no amount outstanding under the Revolving Credit Facilities and we were in compliance with all required covenants.

Senior Secured Notes

As of March 31, 2012, we had approximately $193.7 million in Senior Secured Notes outstanding for which interest is accrued daily on the outstanding principal amount at 11  3/4 % and is payable semi-annually, in arrears, on July 15 and January 15, beginning on January 15, 2011, in cash. The Senior Secured Notes are due July 15, 2015. Accrued interest on the Senior Secured Notes as of March 31, 2012 is approximately $4.9 million. Refer to Note 11 in the Notes to Condensed Consolidated Financial Statements for a further description of the Senior Secured Notes.

Operating Activities

During the three months ended March 31, 2012, we generated $12.8 million of cash in operating activities. Our net income of $10.2 million was adjusted for depreciation and amortization of $11.8 million, bad debt expense of $180,000, amortization of deferred financing costs and original issue discount of $596,000, stock based compensation expense of $2.7 million and a net negative change in the components of operating assets and liabilities of $12.6 million. This negative change in operating assets and liabilities resulted in part from decreases of $5.4 million in accrued expenses, $2.2 million in deferred revenue and customer deposits, and $5.6 million in other liabilities primarily due to interest accrued less interest paid on the Notes, partially offset by increases of $578,000 in accounts receivable, and $1.1 million in accounts payable.

During the three months ended March 31, 2011, we used $1.2 million of cash in operating activities, including $17.8 million in interest payments on the Senior Secured Notes, $2.0 million in acquisition expenses and related party fees related to the 2010 Acquisitions. The remaining use of cash was primarily the result of funding working capital to drive the significant growth we experienced during the three months ended March 31, 2011. Our net income of $5.1 million was adjusted for depreciation and amortization of $10.8 million, bad debt expense of $652,000, amortization of deferred financing costs and original issue discount of $624,000 and a net negative change in the components of operating assets and liabilities of $18.4 million. This negative change in operating assets and liabilities resulted in part from decreases of $2.4 million in deferred revenue and customer deposits, and $9.9 million in account payable and other liabilities primarily due to interest accrued less interest paid on the Senior Secured Notes, partially offset by increases of $1.6 million in prepaid expenses and other assets, $8.5 million in accrued expenses, and $13.1 million in accounts receivable.

Investing Activities

For the three months ended March 31, 2012, cash flows used in investing activities was $4.8 million and includes $2.1 million for purchases of furniture, fixtures, equipment and capitalized website development costs and $2.7 million for business acquisitions, acquisition earn outs and contingent liabilities.

For the three months ended March 31, 2011, cash flows used in investing activities was $15.8 million and includes $14.0 million of cash used for business acquisitions and acquisition earn-out payments and $1.8 million for purchases of furniture, fixtures, equipment and capitalized website development costs.

Financing Activities

For the three months ended March 31, 2012, there were no cash flows provided by or used in financing activities.

For the three months ended March 31, 2011, cash flows used in financing activities was $61.3 million, which consisted of payments to dissenting stockholders of the acquisition by Holdings of Bankrate.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The primary objective of our investment strategy is to preserve principal while maximizing the income we receive from investments without significantly increasing risk. To minimize this risk, to date we have maintained our portfolio of cash equivalents in short-term and overnight investments that are not subject to market risk, as the interest paid on such investments fluctuates with the prevailing interest rates. As of March 31, 2012, all of our cash equivalents mature in less than three months.

None of our outstanding debt as of March 31, 2012 was subject to variable interest rates as we did not have an outstanding balance for borrowed money under our Revolving Credit Facilities as of March 31, 2012. Interest under the Revolving Credit Facilities accrues at variable rates based, at our option, on the Alternate Base Rate (as defined in the Revolving Credit Facilities) plus a margin of between 2% and 2.25%, or at the LIBOR rate plus a margin of between 3.00% and 3.25%, depending on certain criteria. Our fixed interest rate debt includes $193.7 million of the Senior Secured Notes in the aggregate principal amount.

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

Based on their evaluation as of March 31, 2012, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls over Financial Reporting

There has not been any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the quarter ended March  31, 2012.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information with respect to legal proceedings is incorporated by reference from Note 10 of our Condensed Consolidated Financial Statements included herein.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed “Risk Factors” included within our Annual Report dated March 12, 2012 and filed with the SEC on Form 10-K. The risks described in our annual report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There has been no material changes in our risk factors from those disclosed in our Annual Report referred to above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

Bankrate, Inc.

Dated: May 14, 2012	By:	/s/ Edward J. DiMaria
Edward J. DiMaria
Senior Vice President and Chief Financial Officer
(Mr. DiMaria is the Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant)