Form 10-Q
period 2012-06-30
Bankrate, Inc.
filed 2012-08-13
CIK 1518222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

The number of outstanding shares of the issuer’s common stock as of July 31, 2012 was as follows: 99,975,056 shares of Common Stock, $.01 par value.

Bankrate, Inc. and Subsidiaries

Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2012

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains “forward-looking statements” which involve risks and uncertainties. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions that relate to our strategy, plans or intentions. All statements we make relating to our estimated and projected earnings, margins, revenues, costs, expenditures, cash flows, growth rates and financial results or to our expectations regarding future industry trends are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon certain assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are based upon information available to us on, and speak only as of, the date of this report.

Important factors that could cause actual results to differ materially from our expectations, which we refer to as cautionary statements, are discussed in detail in Part I, Item 1A. “Risk Factors” in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2012. All forward-looking information in this quarterly report and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include without limitation:

•	the willingness of our advertisers to advertise on our websites;

•	increased competition and its effect on our website traffic, advertising rates, margins, and market share;

•	our dependence on internet search engines to attract a significant portion of the visitors to our websites;

•	interest rate volatility;

•	technological changes;

•	our ability to manage traffic on our websites and service interruptions;

•	our ability to maintain and develop our brands and content;

•	the fluctuations of our results of operations from period to period;

•	our indebtedness and the effect such indebtedness may have on our business;

•	our need and our ability to incur additional debt or equity financing;

•	our ability to integrate the business and operations of companies that we have acquired, and those we may acquire in the future;

•	the effect of unexpected liabilities we assume from our acquisitions;

•	our ability to successfully execute on our strategy, including our quality initiative, and the effectiveness of our strategy;

•	our ability to attract and retain executive officers and personnel;

•	the impact of resolution of lawsuits to which we are a party;

•	our ability to protect our intellectual property;

•	the effects of facing liability for content on our websites;

•	our ability to establish and maintain distribution arrangements;

•	our ability to maintain good working relationships with our customers and third-party providers and to continue to attract new customers;

•	the effect of our expansion of operations in China and possible expansion to other international markets, in which we may have limited experience;

•	the willingness of consumers to accept the Internet and our online network as a medium for obtaining financial product information;

•	the strength of the U.S. economy in general and the financial services industry in particular;

•	changes in monetary and fiscal policies of the U.S. Government;

•	changes in consumer spending and saving habits;

•	changes in the legal and regulatory environment;

•	changes in accounting principles, policies, practices or guidelines;

•	our ability to manage the risks involved in the foregoing.

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

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

Bankrate, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Cash and cash equivalents	$78,003	$56,213
Accounts receivable, net of allowance for doubtful accounts of $1,504 and $1,534 at June 30, 2012 and December 31, 2011	66,353	60,543
Deferred income taxes	25,131	24,690
Prepaid expenses and other current assets	1,986	2,535

Total current assets	171,473	143,981

Furniture, fixtures and equipment, net of accumulated depreciation of $9,871 and $6,676 at June 30, 2012 and December 31, 2011	9,622	9,065
Intangible assets, net of accumulated amortization of $102,839 and $81,212 at June 30, 2012 and December 31, 2011	384,066	378,240
Goodwill	598,181	595,522
Other assets	11,712	10,604

Total assets	$1,175,054	$1,137,412

Liabilities and Stockholders’ Equity

Liabilities
Accounts payable	$10,402	$9,564
Accrued expenses	29,461	26,288
Deferred revenue and customer deposits	3,499	5,891
Accrued interest	10,588	10,588
Other current liabilities	6,248	3,969

Total current liabilities	60,198	56,300

Deferred income taxes	82,670	82,670
Senior secured notes, net of unamortized discount	193,773	193,613
Other liabilities	18,958	16,367

Total liabilities	355,599	348,950

Commitments and contingencies (Note 10)

Stockholders’ equity
Common stock, par value $.01 per share - 300,000,000 shares authorized at June 30, 2012 and December 31, 2011; 100,025,500 and 99,992,000 shares issued at June 30, 2012 and December 31, 2011; 99,975,210 and 99,992,000 shares outstanding at June 30, 2012 and December 31, 2011	1,000	1,000
Additional paid-in capital	837,769	832,797
Accumulated deficit	(18,168)	(44,595)
Less: Treasury stock, at cost 50,290 and 0 shares at June 30, 2012 and December 31, 2011	(589)	—
Accumulated other comprehensive loss	(557)	(740)

Total stockholders’ equity	819,455	788,462

Total liabilities and stockholders’ equity	$1,175,054	$1,137,412

The accompanying notes are an integral part of these consolidated financial statements.

Bankrate, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenue	$122,125	$98,449	$247,145	$197,527
Cost of revenue (excludes depreciation and amortization)	37,609	35,310	77,887	73,275

Gross margin	84,516	63,139	169,258	124,252

Operating expenses:
Sales	4,015	3,018	7,954	5,958
Marketing	31,551	19,604	62,801	35,702
Product development	4,146	3,652	8,570	7,122
General and administrative	9,185	7,259	19,167	14,988
Legal settlements	3	—	65	—
Acquisition, offering and related expenses and related party fees	682	38,222	879	39,695
Restructuring charges	—	238	—	238
Depreciation and amortization	12,587	10,820	24,356	21,666

	62,169	82,813	123,792	125,369

Income (loss) from operations	22,347	(19,674)	45,466	(1,117)

Interest expense, net	(6,830)	(9,524)	(13,310)	(18,920)
Loss on early extinguishment of senior secured notes	—	(16,629)	—	(16,629)

Income (loss) before income taxes	15,517	(45,827)	32,156	(36,666)
Income tax (benefit) expense	(759)	(6,166)	5,729	(2,067)

Net income (loss)	$16,276	$(39,661)	$26,427	$(34,599)

Basic and diluted net income (loss) per share:
Basic	$0.16	$(0.44)	$0.26	$(0.39)
Diluted	0.16	(0.44)	0.26	(0.39)
Weighted average common shares outstanding:
Basic	99,896,608	89,302,942	99,888,236	88,346,716
Diluted	101,088,756	89,302,942	101,361,678	88,346,716

Comprehensive income (loss)	$16,307	$(39,679)	$26,610	$(34,410)

The accompanying notes are an integral part of these consolidated financial statements.

Bankrate, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended
	June 30, 2012	June 30, 2011
Cash flows from operating activities
Net income (loss)	$26,427	$(34,599)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	24,356	21,666
Provision for doubtful accounts receivable	300	1,177
Deferred income taxes	(441)	—
Amortization of deferred financing charges and original issue discount	1,212	1,241
Stock-based compensation	4,597	418
Loss on redemption of senior secured notes	—	16,629
Change in operating assets and liabilites, net of effect of business acquisitions
Accounts receivable	(6,108)	(19,956)
Prepaid expenses and other assets	554	(15,809)
Accounts payable	967	(3,186)
Accrued expenses	(686)	10,486
Other liabilities	(4,598)	5,938
Deferred revenue	(2,731)	(2,909)

Net cash provided by (used in) operating activities	43,849	(18,904)

Cash flows from investing activities
Purchases of furniture, fixtures and equipment and capitalized website development costs	(6,316)	(3,123)
Cash used in business acquisitions, net	(13,378)	(20,440)
Restricted cash	(309)	2

Net cash used in investing activities	(20,003)	(23,561)

Cash flows from financing activities
Cash paid for acquisition earnouts and contingent liabilities	(2,000)	(576)
Debt issuance costs	—	(2,950)
Repurchase of senior secured notes	—	(117,337)
Purchase of Company common stock	(589)	—
Proceeds from issuance of common stock, net of costs	375	170,319
Payments to dissenting stockholders	—	(61,253)

Net cash used in financing activities	(2,214)	(11,797)

Effect of exchange rate on cash and cash equivalents	158	(83)

Net increase (decrease) in cash	21,790	(54,345)
Cash - beginning of period	56,213	115,630

Cash - end of period	$78,003	$61,285

Supplemental disclosure of other cash flow activities
Cash paid for interest	11,708	23,473
Cash paid (refunded) for taxes, net	3,835	(314)

The accompanying notes are an integral part of these consolidated financial statements.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Bankrate, Inc. and its subsidiaries (“Bankrate” or the “Company,” “we,” “us,” “our”) own and operate an Internet-based consumer banking and personal finance network (“Online Network”). Our flagship website, Bankrate.com, is one of the Internet’s leading aggregators of information on more than 300 financial products and fees, including mortgages, deposits, insurance, credit cards, and other personal finance categories. Additionally, we provide financial applications and information to a network of distribution partners and through national and state publications.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Bankrate, Inc., and subsidiaries NetQuote Holdings, Inc., NetQuote Inc., CreditCards.com, Inc., CCRD Operating Company, Inc., CreditCards.com Limited (United Kingdom), Freedom Marketing Limited (United Kingdom), and Rate Holding Company (100% owner of Bankrate Information Consulting (Beijing) Co., Ltd.) after elimination of all intercompany accounts and transactions.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement of our results have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012, for any other interim period or for any other future year.

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

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Reclassification

Certain reclassifications have been made to the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2011 and to the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2011 to conform to the presentation for the three and six months ended June 30, 2012.

New Accounting Pronouncements

Recently Adopted Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRS's. ASU 2011-04 amends Topic 820, Fair Value Measurement to change the wording used to describe the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments include wording changes that clarify the FASB's intent about the application of existing fair value measurement and disclosure requirements and those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The adoption of ASU 2011-04 as of January 1, 2012 did not have a material impact on the Company's consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 amends Topic 220, Comprehensive Income, to give an entity the option for presenting the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment in this update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. The amendments in this update defers only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. The adoption of ASU 2011-05 and subsequent amendment in ASU 2011-12 as of January 1, 2012 did not have a material impact on the Company's consolidated financial statements and the deferred changes in ASU 2011-12 are not expected to have a material impact upon adoption.

Recently Issued Pronouncements, Not Adopted as of June 30, 2012

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This amendment requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The amendment is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of ASU 2011-11 is not expected to have a material impact on the Company's consolidated financial statements.

NOTE 2—GOODWILL AND INTANGIBLE ASSETS

Goodwill activity for the six months ended June 30, 2012 is shown below:

Balance, December 31, 2011	$595,522
Acquisition of certain assets and liabilities of various entities	2,100
Adjustment during the measurement period relating to the acquisition of InsWeb Corporation	559

Balance, June 30, 2012	$598,181

Intangible assets consist primarily of domain names and URLs, customer relationships, affiliate relationships and developed technologies. Intangible assets are being amortized over their estimated useful lives on both straight-line and accelerated bases. During the three months ended June 30, 2012, the Company entered into a three year exclusive arrangement with one of its partners. In connection with the new contract, the Company recognized a $5 million intangible asset, valued based on the relative fair value of estimated contract costs, related to certain exclusive rights and is amortizing such asset over a period of three years in proportion to the income derived from such asset. The Company recorded amortization expense of $252,000 for the three and six months ended June 30, 2012.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Intangible assets subject to amortization and their weighted average amortization periods were as follows as of June 30, 2012:

(In thousands)	Cost	Accumulated Amortization	Net	Weighted Average Amortization Period Years
Trademarks and URLs	$227,721	$(24,775)	$202,946	18.2
Customer relationships	228,925	(58,119)	170,806	8.7
Affiliate network	12,790	(10,661)	2,129	3.9
Developed technology	17,469	(9,284)	8,185	4.7

	$486,905	$(102,839)	$384,066	12.9

Intangible assets subject to amortization and their weighted average amortization periods were as follows as of December 31, 2011:

(In thousands)	Cost	Accumulated Amortization	Net	Weighted Average Amortization Period Years
Trademarks and URLs	$209,283	$(18,301)	$190,982	19.6
Customer relationships	219,911	(45,114)	174,797	8.9
Affiliate network	12,790	(10,576)	2,214	3.9
Developed technology	17,468	(7,221)	10,247	4.7

	$459,452	$(81,212)	$378,240	13.5

Amortization expense for the three months ended June 30, 2012 and 2011 was $11.1 million and $9.9 million, respectively. Amortization expense for the six months ended June 30, 2012 and 2011 was $21.6 million and $19.8 million, respectively.

Future amortization expense as of June 30, 2012 is expected to be:

(In thousands)	Amortization Expense
Remainder of 2012	$23,352
2013	45,650
2014	44,265
2015	42,583
2016	40,556
Thereafter	187,660

Total expected amortization expense for intangible assets	$384,066

NOTE 3—EARNINGS PER SHARE

We compute basic earnings per share by dividing net income (loss) for the period by the weighted average number of shares outstanding for the period. Diluted earnings per share includes the effects of dilutive common stock equivalents, consisting of outstanding stock-based awards, unrecognized compensation expense and tax benefits in accordance with ASC 718, Compensation – Stock Compensation, to the extent the effect is not anti-dilutive, using the treasury stock method.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

The following table presents the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
(In thousands, except share and per share data)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net income (loss)	$16,276	$(39,661)	$26,427	$(34,599)

Weighted average common shares outstanding for basic earnings per share	99,896,608	89,302,942	99,888,236	88,346,716
Additional dilutive shares related to share based awards	1,192,148	—	1,473,442	—

Weighted average common shares outstanding for diluted earnings per share	101,088,756	89,302,942	101,361,678	88,346,716

Basic and diluted income (loss) per share:
Basic	$0.16	$(0.44)	$0.26	$(0.39)

Diluted	$0.16	$(0.44)	$0.26	$(0.39)

For the three and six months ended June 30, 2012, there were 195,000 stock options which were not included in the calculation of diluted earnings per share because their impact would have been anti-dilutive. For the three and six months ended June 30, 2011 there were 5,000,000 stock options and 120,135 restricted shares which are not included in the calculation of diluted earnings per share because their impact would have been anti-dilutive.

NOTE 4—STOCKHOLDERS’ EQUITY

The activity in stockholders’ equity for the six months ended June 30, 2012 is shown below:

	Common Stock		Additional	Accumulated		Accumulated Other Comprehensive Loss- Foreign Currency	Total Stockholders’
(In thousands)	Shares	Amount	paid-in capital	Deficit	Treasury Stock	Translation	Equity
Balance at December 31, 2011	99,992	$1,000	$832,797	$(44,595)	$—	$(740)	$788,462
Other comprehensive income, net of taxes	—	—	—	—	—	183	183
Treasury stock purchased	(32)	—	—	—	(589)	—	(589)
Restricted stock issued, net of forfeitures	(10)	—	—	—	—	—	—
Common stock issued	25	—	375	—	—	—	375
Stock-based compensation	—	—	4,597	—	—	—	4,597
Net income	—	—	—	26,427	—	—	26,427

Balance at June 30, 2012	99,975	$1,000	$837,769	$(18,168)	$(589)	$(557)	$819,455

NOTE 5—GEOGRAPHIC DATA AND CONCENTRATIONS

No single country outside of the U.S. accounted for more than 10% of revenue during the three and six months ended June 30, 2012 and 2011. There were two customers that accounted for 12% and 10% of net sales during the three months ended June 30, 2012 and 1 customer that accounted for 12% of net sales during the six months ended June 30, 2012. There was one customer that accounted for 13% of net sales during the three months ended June 30, 2011 and 1 customer that accounted for 13% of net sales during the six months ended June 30, 2011. One customer’s accounts receivable balances constituted 16% while a second customer’s balance constituted 14% of the accounts receivable balance as of June 30, 2012. Two customers’ accounts receivable balances each constituted more than 10% of the accounts receivable balance at December 31, 2011.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Revenue related to the U.S. and international operations and revenue by type for the three and six months ended June 30, 2012 and 2011, and long-lived assets related to the U.S. and international operations as of June 30, 2012 and December 31, 2011 are as follows:

	Three months ended		Six months ended
(In thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenue:
USA	$120,210	$96,488	$243,403	$193,358
International	1,915	1,961	3,742	4,169

	$122,125	$98,449	$247,145	$197,527

Revenue:
Online	$120,080	$96,432	$243,087	$193,377
Print	2,045	2,017	4,058	4,150

	$122,125	$98,449	$247,145	$197,527

(In thousands)	June 30, 2012	December 31, 2011
Long lived assets:
USA	$987,199	$978,010
International	4,670	4,817

Balance, end of period	$991,869	$982,827

NOTE 6—FAIR VALUE MEASUREMENT

The carrying amounts of cash, accounts receivable and accrued interest approximate estimated fair value. The U.S. Treasury securities, classified as cash equivalents, are measured using quoted market prices available on active markets. In measuring the fair value of the Senior Secured Notes, the Company used market information. These estimates require considerable judgment in interpreting market data, and changes in assumptions or estimation methods could significantly affect the fair value estimates.

The following table presents estimated fair value, and related carrying amounts, as of June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$78,003	$78,003	$56,213	$56,213
Accounts receivable	66,353	66,353	60,543	60,543

Financial Liabilities:
Senior Secured Notes	$193,773	$217,913	$193,613	$220,961
Accrued interest	10,588	10,588	10,588	10,588

NOTE 7—STOCK-BASED COMPENSATION

In June 2011, the Company established the 2011 Equity Compensation Plan (the “2011 Plan”) to grant stock-based awards for up to 12,120,000 shares of our common stock. Under the 2011 Plan, the Board of Directors or its delegate has the sole authority to determine who receives such grants, the type, size and timing of such grants, and to specify the terms of any non-competition agreements relating to the grants. The purpose of the 2011 Plan is to advance our interests by providing eligible participants in the Plan with the opportunity to receive equity-based or cash incentive awards, thereby aligning their economic interests with those of our stockholders. As of June 30, 2012, 6,999,215 shares were available for future issuance under the 2011 plan.

During the three months ended June 30, 2012, the Company updated its calculation of stock-based compensation expense to use a higher forfeiture rate based on actual forfeitures during the previous twelve months rather than the forfeiture rate estimated in June 2011 based on historical experience. The result of this change in estimate to increase the forfeiture rate was recognized as a cumulative catch up adjustment to reduce stock-based compensation expense by $724,000.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

The stock-based compensation expense for stock options and restricted stock awards recognized in our condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2012, is as follows:

	Three months ended		Six months ended
(In thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Cost of revenue	$139	$34	$348	$34
Operating expenses:
Sales	277	69	691	69
Marketing	190	37	476	37
Product development	325	75	813	75
General and administrative	968	203	2,269	203

Total stock-based compensation	$1,899	$418	$4,597	$418

Restricted Stock

The following table summarizes restricted stock award activity for the six months ended June 30, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2011	112,135	$15.00
Granted	—	—
Vested and released	(102,035)	$15.00
Forfeited	(10,100)	$15.00
Expired	—	—

Balance, June 30, 2012	—	—

Stock-based compensation expense for the three and six months ended June 30, 2012 included approximately $295,000 and $737,000 related to restricted stock awards, respectively. As of June 30, 2012, there was no unrecognized compensation cost related to non-vested restricted stock awards.

Stock Options

During the six months ended June 30, 2012 we granted stock options for 320,000 shares. The stock options granted have a weighted average exercise price of $20.75 per option and a contractual term of seven years.

Stock option activity was as follows for the six months ended June 30, 2012:

	Number of Shares	Price Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance, December 31, 2011	5,000,000	$14.32- $19.79	$15.09	$32,036,400
Granted	320,000	$16.72- $24.25	$20.75	—
Exercised	(25,000)	$15.00	$15.00	—
Forfeited	(301,250)	$15.00	$15.00	—
Expired	—	—	—	—

Balance, June 30, 2012	4,993,750	$14.32- $24.25	$15.46	$14,631,688

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

The following table provides the weighted average grant date fair value of the stock options granted during the six months ended June 30, 2012 using the Black-Scholes option pricing model together with a description of the weighted average assumptions used to calculate the fair value.

Six months ended June 30, 2012
Weighted average assumptions:
Weighted average grant date fair value	$10.30
Expected volatility	60.23%
Risk free rate	0.73%
Expected lives	4.75 Years
Expected dividend yield	0.00%

Pursuant to the income tax provisions of ASC 718, we follow the “long-haul method” of computing our hypothetical additional paid-in capital, or APIC, pool. Approximately 1.1 million stock options vested during the six months ended June 30, 2012.

The aggregate intrinsic value of stock options outstanding in the table above is calculated as the difference between the closing price of Bankrate’s common stock on the last trading day of the reporting period ($18.39) and the exercise price of the stock options multiplied by the number of shares.

As of June 30, 2012, approximately $26.7 million of total unrecognized compensation costs, net of forfeitures, related to non-vested stock option awards is expected to be recognized over a weighted average period of 3.03 years.

NOTE 8—INCOME TAXES

We calculate our income tax provision for interim periods based on two components: 1) the estimate of the annual effective tax rate and 2) the addition of any required period (i.e., discreet) events. The difference between income tax expense computed at the statutory rate and the reported income tax expense is primarily due to the discreet benefit recognized as a result of the 2009 IRS exam settlement during the six months ended June 30, 2012.

We have approximately $9.6 million and $14.3 million of unrecognized tax benefits as of June 30, 2012 and December 31, 2011, respectively. The decrease from the beginning of the year was the result of the positions ultimately settled in the 2009 IRS examination.

We are subject to income taxes in the U.S. federal jurisdiction, various states, and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2008.

We reversed $191,000 and accrued $112,000 for the payment of interest and penalties for the respective six month periods ended June 30, 2012 and 2011, which was recorded as an income tax (benefit) expense during the respective six month periods ended June 30, 2012 and 2011.

On April 5, 2012, the Company reached an agreement with the IRS to settle its examination of the 2009 tax year. The Company recorded a total tax benefit of $6.8 million during the three and six months ended June 30, 2012 related to the IRS settlement.

NOTE 9—RESTRUCTURING CHARGES

In connection with the acquisition of NetQuote Holdings, Inc. (“NetQuote”), CreditCards.com, Inc. (“CreditCards”) and certain assets of InsWeb Corporation (“InsWeb”), the Company adopted a restructuring plan to achieve cost synergies. Accrued severance and related costs were approximately $25,000 and $1.0 million at June 30, 2012 and December 31, 2011, respectively, and is included within accrued expenses on the accompanying condensed consolidated balance sheets.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

The restructuring charges and their utilization are summarized as follows:

(In thousands)
Balance at December 31, 2011	$1,011
Restructuring charges	—
Utilized	(637)

Balance at March 31, 2012	$374
Restructuring charges	—
Utilized	(349)

Balance at June 30, 2012	$25

(In thousands)
Balance at December 31, 2010	$369
Restructuring charges	—
Utilized	(200)

Balance at March 31, 2011	$169
Restructuring charges	238
Utilized	(45)

Balance at June 30, 2011	$362

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Lower Fees, Inc. Litigation

In November 2008, Lower Fees, Inc. (“LF”) filed a civil action in Florida circuit court (the “First LF Lawsuit”) against the Company and the Company’s Chief Executive Officer and Chief Financial Officer, alleging “fraud in the inducement” by the defendants in respect of the Company having entered into an asset purchase agreement with LF in February 2008 (the “Asset Purchase Agreement”). Pursuant to the Asset Purchase Agreement, the Company purchased certain assets and assumed certain liabilities of LF and made a cash payment of the consideration specified in the agreement. In March 2009 the court dismissed the complaint. In April 2009, LF filed an amended complaint, omitting the claim against the Company’s Chief Financial Officer, which was dismissed in October 2009. LF filed another amended complaint in November 2009, which sought relief in the form of rescission of the transaction and attorneys’ fees and which was dismissed with prejudice in March 2010. LF appealed the dismissal and in October 2011 the Florida appellate court reversed the trial court’s dismissal of the complaint and directed the trial court to proceed with the case. After the Company’s motion for rehearing was denied, the case was remanded to the trial court for further proceedings. The Company has answered the complaint.

In April 2010, LF sent a letter to the Company asking for indemnification under the Asset Purchase Agreement for the same alleged “misrepresentations” it had alleged in the First LF Lawsuit. The letter claimed damages of $8.2 million. The letter also asked for payment of $900,000 and $180,000 to one of the owners of LF in respect of his former employment with the Company. In May 2010, the Company responded to the letter denying the allegations in full.

In March 2011, LF filed a civil action in Florida circuit court against the Company styled: Lower Fees, Inc., Plaintiff, vs. Bankrate, Inc., Defendant (the “Second LF Lawsuit”). In the Second LF Lawsuit, LF alleges that the Company breached a duty of good faith to operate a website transferred under the Asset Purchase Agreement to generate revenues that would have resulted in the Company having to pay LF certain earn-out payments under the Asset Purchase Agreement. LF seeks relief in the form of unspecified damages suffered, pre-judgment interest, attorneys’ fees, and costs. The Company filed a motion for summary judgment and a motion to dismiss, both of which have been denied. The Company has now answered the complaint.

The Company will continue to vigorously defend the First LF Lawsuit and the Second LF Lawsuit. The Company cannot presently estimate the amount of loss, if any, that would result from an adverse resolution of these matters.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

BanxCorp Litigation

In July 2007, BanxCorp, an online publisher of rate information provided by financial institutions with respect to various financial products, filed suit against the Company in the United States District Court for the District of New Jersey alleging violations of Federal and New Jersey State antitrust laws, including the Sherman Act and the Clayton Act. In the complaint, BanxCorp sought injunctive relief, treble damages in an unspecified amount, and attorneys' fees and costs. BanxCorp alleged that it has been injured as a result of monopolistic and otherwise anticompetitive conduct on the part of the Company. Specifically, BanxCorp alleged that the Company engaged in illegal predatory pricing, vendor lock-in, exclusionary product and distribution bundling and tie-in arrangements, anticompetitive acquisitions and market division agreements. In response to motions by the Company to dismiss for failure to state a claim, the court has permitted BanxCorp to file amended complaints, in which BanxCorp has added new causes of action under the Sherman Act, including an allegation that the Company conspired with some 90 online media outlets to fix prices in connection with the publication of certain rate information tables.

The plaintiff filed a Fifth Amended Complaint in January 2012 alleging violations of Section 1 and 2 of the Sherman Act, Section 7 of the Clayton Act, and the New Jersey antitrust statutes. The Company moved to dismiss certain of the claims in the Fifth Amended Complaint and on July 30, 2012 the court dismissed certain claims under Section 1 of the Sherman Act without prejudice and dismissed the Section 1 predatory pricing conspiracy claim with prejudice. On August 6, 2012, the plaintiff filed a Sixth Amended Complaint. The Company will continue to vigorously defend this lawsuit. The Company cannot presently estimate the amount of loss, if any, that would result from an adverse resolution of this matter.

Mortgage Grader Lawsuit

In October 2010, an action was commenced in the United States District Court for the Central District of California entitled Mortgage Grader, Inc. v. Lenderfi, Inc., et al., in which the Company was one of nine defendants. The complaint alleged that the plaintiff is the owner of a patent relating to “a computer-implemented system for enabling borrowers to anonymously shop for loan packages offered by a plurality of lenders” and that the patent is being infringed by each of the defendants. In March 2012, the Company settled with the plaintiff for an immaterial amount. All of these claims have been paid and are now resolved.

NOTE 11 – DEBT

Senior Secured Notes

On July 13, 2010, the Company issued $300 million of 11 3/4% Senior Secured Notes due July 15, 2015 (the “Original Notes”) in a private placement at an Offering Price of 99.077% with an original issue discount of $2.8 million. The net proceeds of approximately $286.9 million were used to fund the acquisitions of NetQuote and CreditCards, pay related fees and expenses and for general corporate purposes. In June 2011, the Company redeemed $105 million aggregate principal amount of the outstanding Original Notes. In August 2011, the Company completed an exchange offer pursuant to which all of the Original Notes were exchanged for a new issue of substantially identical notes (the “Exchange Notes” and together with the Original Notes, the “Senior Secured Notes”) registered under the Securities Act, as amended (the “Securities Act”).

On or after July 15, 2013, the Company may redeem some or all of the Senior Secured Notes at a premium that will decrease over time as set forth in Bankrate, Inc.’s Indenture, dated as of July 13, 2010 (the "Indenture"). Additionally, if the Company experiences a change of control, the holders of the Senior Secured Notes have the right to require the Company to purchase the Senior Secured Notes at a price in cash equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of purchase. The Indenture contains other restrictions and limitations. The Senior Secured Notes are collateralized by all of the Company's assets subject to certain excluded properties and have no financial covenant measurement.

Interest on the Senior Secured Notes accrues daily on the outstanding principal amount at 11 3/4% and is payable semi-annually, in arrears, on July 15 and January 15, beginning on January 15, 2011, in cash.

For the three and six months ended June 30, 2012 interest expense, excluding the amortization of deferred financing costs and the original issue discounts, related to the Senior Secured Notes was $5.7 million and $11.5 million, respectively, and for the three and six months ended June 30, 2011, was $8.8 million and $17.6 million, respectively.

During the three and six months ended June 30, 2012 the Company amortized original issue discount which is included within interest expense on the accompanying consolidated statement of comprehensive income of $81,000 and $160,000, respectively, and $109,000 and $215,000 during the three and six months ended June 30, 2011, respectively. At June 30, 2012 and December 31, 2011, the Company had approximately $1.2 million and $1.4 million, respectively, in original issue discounts remaining to be amortized.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

During the three and six months ended June 30, 2012 the Company amortized deferred loan fees which are included within interest expense on the accompanying consolidated statement of comprehensive income of $339,000 and $668,000, respectively, and $472,000 and $990,000 during the three and six months ended June 30, 2011, respectively. At June 30, 2012 and December 31, 2011, the Company had approximately $5.1 million and $5.8 million, respectively, in deferred loan fees remaining to be amortized.

The Company had a balance of approximately $193.8 million and $193.6 million in Senior Secured Notes, net of amortization, as of June 30, 2012 and December 31, 2011, respectively recorded on the accompanying consolidated balance sheet.

Revolving Credit Facilities

On June 10, 2011, we entered into Revolving Credit Facilities in an aggregate amount of $100.0 million, consisting of two tranches, tranche A for $30.0 million which matures on July 15, 2015 and tranche B for $70.0 million which matures on April 15, 2015 ("Revolving Credit Facilities"). Our obligations under the Revolving Credit Facilities are guaranteed by each direct and indirect, existing and future, domestic restricted subsidiary that guarantees our obligations under the Senior Secured Notes. The obligations under such credit facilities are equally and ratably secured by liens on the same collateral that secures our Senior Secured Notes (it being understood that upon any enforcement of remedies resulting in the realization of proceeds from such collateral, up to $30.0 million of revolving tranche A loans under the tranche A facility would be paid in full first before applying any such amount to pay the Notes and the tranche B revolving loans under the tranche B credit facility on a pari passu basis). The agreements governing such credit facilities contain terms generally commensurate with issuers of the same debt rating, and our ability to draw down any such credit facilities is subject to certain limitations, including that at the time of and immediately after giving effect to such drawing and the application proceeds thereof the Consolidated Secured Debt Ratio (as defined in the revolving credit facilities) on a pro forma basis shall not exceed 3.50:1.00.

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

Interest accrues daily and is payable in arrears for both base rate and Eurodollar loans. For base rate loans, interest is payable on the last business day of March, June, September and December. For Eurodollar loans interest is payable on electable periods of one, two, three or six months (or, if each affected lender so agrees, nine or twelve months). As of June 30, 2012 and December 31, 2011, the Company had $100.0 million available for borrowing under the Revolving Credit Facilities and there were no amounts outstanding. During the three and six months ended June 30, 2012, the Company amortized $189,000 and $377,000 of deferred loan fees, respectively, which is included in interest expense on the accompanying consolidated statements of comprehensive income. At June 30, 2012 and December 31, 2011, the Company had approximately $2.2 million and $2.5 million, respectively, in deferred loan fees remaining to be amortized.

The Revolving Credit Agreement contains customary financial and other covenants, including maximum consolidated leverage ratio of 4.50:1.00 and in certain instances 4.25:1.00. In addition, the Company is subject to covenants limiting incurrence of debt, liens on properties, investments, loans and advances, mergers and consolidations, asset sales, dividends and transactions with affiliates. The Company was in compliance with all required covenants as of June 30, 2012.

NOTE 12 – ACQUISITIONS

Fiscal Year 2012

During the six months ended June 30, 2012, the Company acquired certain assets and liabilities of certain entities for an aggregate purchase price of $24.2 million, including $10 million in potential earn out consideration. The Company paid $12.2 million during the six months ended June 30, 2012 and recorded acquisition related payables of $12.0 million. These certain entities are individually and in the aggregate immaterial to the Company’s net assets and operations. All acquisitions were accounted for as purchases and are included in the Company’s consolidated results from their acquisition dates. Additionally, the Company paid $1.2 million as a final purchase price adjustment in connection with a fiscal year 2011 acquisition.

Fiscal Year 2011

During the year ended December 31, 2011, the Company acquired certain assets of InsWeb for $64.3 million and certain other entities for an aggregate purchase price of $25.5 million in cash. These certain other entities are individually and in the aggregate immaterial to the Company's net assets and operations. All acquisitions were accounted for as purchases and are included in the Company’s consolidated results from their acquisition dates. Additionally, the Company paid $576,000 in relation to contingent consideration for previously acquired entities.

The Company recorded $35.6 million in goodwill and $55.4 million in intangible assets related to these acquisitions consisting of agent relationships for $2.3 million, customer relationships for $19.0 million, developed technologies for $1.4 million and internet domain names for $32.7 million. We expect goodwill will be deductible for income tax purposes.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

NOTE 13 – RELATED PARTY TRANSACTIONS

We previously were party to a material event investment advisory agreement with Apax Partners, L.P. There were no Advisory Fees during the three and six months ended June 30, 2012, respectively, and $438,000 and $883,000 during the three and six months ended June 30, 2011, respectively, and have been recorded in acquisition, offering, and related expenses and related party fees.

We also paid and expensed $27,000 and $63,000 to certain senior executives and certain current and former Board members of Bankrate during the three and six months ended June 30, 2011, respectively, and have recorded these amounts in acquisition, offering and related expenses and related party fees. There were no such amounts paid or expensed during the three and six months ended June 30, 2012. In connection with its corporate insurance the Company used HUB International, a portfolio company of funds advised by Apax Partners L.P. We paid HUB International approximately $5,000 and $5,000 in insurance brokerage fees during the three and six months ended June 30, 2012, respectively, and $120,000 and $126,000 during the three and six months ended June 30, 2011, respectively.

NOTE 14 – CONDENSED CONSOLIDATING FINANCIAL STATEMENT INFORMATION

On July 13, 2010, the Company completed its offering of the Original Notes. The Original Notes were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act or to Non-US buyers in accordance with regulation S under the Securities Act. In connection with the sale of the Original Notes, the Company entered into a Registration Rights Agreement with the initial purchasers of the Original Notes party thereto, pursuant to which the Company and its Subsidiary Guarantors (as defined below) agreed to file a registration statement with respect to an offer to exchange the Original Notes for the Exchange Notes. On June 30, 2011, the Company's Form S-4 registration statement for the Exchange Notes filed with the Securities and Exchange Commission become effective, and all of the original notes were exchanged for Exchange Notes on August 1, 2011. The Senior Secured Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the Company and certain of its wholly owned domestic subsidiaries (the “Subsidiary Guarantors”).

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

a.	Eliminate intercompany transactions between or among the Company, the Subsidiary Guarantors and those subsidiaries of the Company that are not Subsidiary Guarantors and

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

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Condensed Consolidating Balance Sheet

As of June 30, 2012

(In thousands)

	Bankrate	Guarantor Subsidiary	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Cash and cash equivalents	$72,437	$3,963	$1,603	$—	$78,003

Accounts receivable, net of allowance for doubtful accounts	33,641	30,603	2,109	—	66,353
Deferred income taxes	18,696	6,422	13	—	25,131
Prepaid expenses and other current assets	1,053	849	84	—	1,986

Total current assets	125,827	41,837	3,809	—	171,473

Furniture, fixtures and equipment, net of accumulated depreciation	5,091	4,043	488	—	9,622
Intangible assets, net of accumulated amortization	256,514	123,370	4,182	—	384,066
Goodwill	383,596	214,585	—	—	598,181
Other assets	2,313	9,399	—	—	11,712
Intercompany	(179,149)	188,117	(8,968)	—	—
Investments in subsidiary	351,363	(2,078)	—	(349,285)	—

Total assets	$945,555	$579,273	$(489)	$(349,285)	$1,175,054

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable	$6,146	$3,895	$361	$—	$10,402
Accrued expenses	25,931	3,120	410	—	29,461
Deferred revenue and customer deposits	2,638	782	79	—	3,499
Accrued interest	—	10,588	—	—	10,588
Other current liabilities	6,237	—	11	—	6,248

Total current liabilities	40,952	18,385	861	—	60,198

Deferred income taxes, net	66,221	15,176	1,273	—	82,670
Senior secured notes, net of unamortized discount	—	193,773	—	—	193,773
Other liabilities	18,927	31	—	—	18,958

Total liabilities	126,100	227,365	2,134	—	355,599
Total stockholders’ equity	819,455	351,908	(2,623)	(349,285)	819,455

Total liabilities and stockholders’ equity	$945,555	$579,273	$(489)	$(349,285)	$1,175,054

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Condensed Consolidating Balance Sheet

As of December 31, 2011

(In thousands)

	Bankrate	Guarantor Subsidiary	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Cash and cash equivalents	$44,476	$10,066	$1,671	$—	$56,213

Accounts receivable, net of allowance for doubtful accounts	32,705	26,809	1,578	(549)	60,543
Deferred income taxes	18,251	6,422	17	—	24,690
Prepaid expenses and other current assets	1,718	750	67	—	2,535

Total current assets	97,150	44,047	3,333	(549)	143,981

Furniture, fixtures and equipment, net of accumulated depreciation	5,320	3,307	438	—	9,065
Intangible assets, net of accumulated amortization	242,336	131,525	4,379	—	378,240
Goodwill	380,937	214,585	—	—	595,522
Other assets	2,045	8,559	—	—	10,604
Intercompany	(168,537)	176,718	(8,181)	—	—
Investments in subsidiary	349,401	(1,524)	—	(347,877)	—

Total assets	$908,652	$577,217	$(31)	$(348,426)	$1,137,412

Liabilities and Stockholders’ Equity

Liabilities
Accounts payable	$6,916	$3,144	$53	$(549)	$9,564
Accrued expenses	22,169	3,872	247	—	26,288
Deferred revenue and customer deposits	4,601	1,133	157	—	5,891
Accrued interest	—	10,588	—	—	10,588
Other current liabilities	3,946	—	23	—	3,969

Total current liabilities	37,632	18,737	480	(549)	56,300

Deferred income taxes, net	66,230	15,176	1,264	—	82,670
Senior secured notes, net of unamortized discount	—	193,613	—	—	193,613
Other liabilities	16,328	39	—	—	16,367

Total liabilities	120,190	227,565	1,744	(549)	348,950
Total stockholders’ equity	788,462	349,652	(1,775)	(347,877)	788,462

Total liabilities and stockholders’ equity	$908,652	$577,217	$(31)	$(348,426)	$1,137,412

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Condensed Consolidating Statement of Comprehensive Income

For the six months ended June 30, 2012

(In thousands)

	Bankrate	Guarantor Subsidiary	Non-Guarantor Subsidiary	Eliminations	Consolidated
Revenue	$178,433	$111,846	$3,742	$(46,876)	$247,145
Cost of revenue (excludes depreciation and amortization)	73,616	51,136	11	(46,876)	77,887

Gross margin	104,817	60,710	3,731	—	169,258

Operating expenses:
Sales	4,374	3,573	7	—	7,954
Marketing	39,410	20,124	3,267	—	62,801
Product development	4,574	3,990	6	—	8,570
General and administrative	13,220	5,279	668	—	19,167
Legal settlements	65	—	—	—	65
Acquisition, offering and related expenses and related party fees	879	—	—	—	879
Depreciation and amortization	14,670	9,314	372	—	24,356

	77,192	42,280	4,320	—	123,792

Income (loss) from operations	27,625	18,430	(589)	—	45,466
Interest income (expense), net	(666)	(12,311)	(333)	—	(13,310)
Earnings (loss) on equity investments, net of tax	1,745	(554)	—	(1,191)	—

Income (loss) before income taxes	28,704	5,565	(922)	(1,191)	32,156
Income tax expense	2,277	3,343	109	—	5,729

Net income (loss)	$26,427	$2,222	$(1,031)	$(1,191)	$26,427

Comprehensive income (loss)	$26,610	$2,256	$(848)	$(1,408)	$26,610

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Condensed Consolidating Statement of Comprehensive Income

For the six months ended June 30, 2011

(In thousands)

	Bankrate	Guarantor Subsidiary	Non-Guarantor Subsidiary	Eliminations	Consolidated
Revenue	$121,150	$93,894	$4,169	$(21,686)	$197,527
Cost of revenue (excludes depreciation and amortization)	57,574	37,347	40	(21,686)	73,275

Gross margin	63,576	56,547	4,129	—	124,252

Operating expenses:
Sales	3,120	2,824	14	—	5,958
Marketing	15,930	16,204	3,568	—	35,702
Product development	3,170	3,941	11	—	7,122
General and administrative	8,244	6,043	701	—	14,988
Acquisition, offering and related expenses and related party fees	39,695	—	—	—	39,695
Restructuring charges	—	238	—	—	238
Depreciation and amortization	12,080	9,587	(1)	—	21,666

	82,239	38,837	4,293	—	125,369

(Loss) income from operations	(18,663)	17,710	(164)	—	(1,117)
Interest expense, net	(3)	(18,580)	(337)	—	(18,920)
Loss on early extinguishment of senior secured notes	—	(16,629)	—	—	(16,629)
(Loss) earnings on equity investments, net of tax	(11,154)	(55)	—	11,209	—

(Loss) income before income taxes	(29,820)	(17,554)	(501)	11,209	(36,666)
Income tax expense (benefit)	4,779	(6,846)	—	—	(2,067)

Net (loss) income	$(34,599)	$(10,708)	$(501)	$11,209	$(34,599)

Comprehensive (loss) income	$(34,599)	$(10,708)	$(501)	$11,398	$(34,410)

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Condensed Consolidating Statement of Comprehensive Income

For the three months ended June 30, 2012

(In thousands)

	Bankrate	Guarantor Subsidiary	Non-Guarantor Subsidiary	Eliminations	Consolidated
Revenue	$89,109	$54,377	$1,915	$(23,276)	$122,125
Cost of revenue (excludes depreciation and amortization)	35,878	25,003	4	(23,276)	37,609

Gross margin	53,231	29,374	1,911	—	84,516

Operating expenses:
Sales	2,151	1,857	7	—	4,015
Marketing	20,014	9,807	1,730	—	31,551
Product development	2,217	1,926	3	—	4,146
General and administrative	6,273	2,581	331	—	9,185
Legal settlements	3	—	—	—	3
Acquisition, offering and related expenses and related party fees	682	—	—	—	682
Depreciation and amortization	7,727	4,674	186	—	12,587

	39,067	20,845	2,257	—	62,169

Income (loss) from operations	14,164	8,529	(346)	—	22,347

Interest income (expense), net	(671)	(5,992)	(167)	—	(6,830)
Earnings (loss) on equity investments, net of tax	40	(280)	—	240	—

Income (loss) before income taxes	13,533	2,257	(513)	240	15,517
Income tax (benefit) expense	(2,743)	1,984	—	—	(759)

Net income (loss)	$16,276	$273	$(513)	$240	$16,276

Comprehensive income (loss)	$16,307	$(16)	$(482)	$498	$16,307

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Condensed Consolidating Statement of Comprehensive Income

For the three months ended June 30, 2011

(In thousands)

	Bankrate	Guarantor Subsidiary	Non-Guarantor Subsidiary	Eliminations	Consolidated
Revenue	$62,075	$46,308	$1,961	$(11,895)	$98,449
Cost of revenue (excludes depreciation and amortization)	29,399	17,793	13	(11,895)	35,310

Gross margin	32,676	28,515	1,948	—	63,139

Operating expenses:
Sales	1,518	1,486	14	—	3,018
Marketing	9,173	8,767	1,664	—	19,604
Product development	1,643	2,006	3	—	3,652
General and administrative	4,253	2,677	329	—	7,259
Acquisition, offering and related expenses and related party fees	38,222	—	—	—	38,222
Restructuring charges	—	238	—	—	238
Depreciation and amortization	6,036	4,587	197	—	10,820

	60,845	19,761	2,207	—	82,813

(Loss) income from operations	(28,169)	8,754	(259)	—	(19,674)
Interest expense, net	(36)	(9,316)	(172)	—	(9,524)
Loss on early extinguishment of senior secured notes	—	(16,629)	—	—	(16,629)
(Loss) earnings on equity investments, net of tax	(10,907)	(245)	—	11,152	—

(Loss) income before income taxes	(39,112)	(17,436)	(431)	11,152	(45,827)
Income tax expense (benefit)	549	(6,715)	—	—	(6,166)

Net income (loss)	$(39,661)	$(10,721)	$(431)	$11,152	$(39,661)

Comprehensive (loss) income	$(39,661)	$(10,721)	$(431)	$11,134	$(39,679)

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the six months ended June 30, 2012

(In thousands)

	Bankrate	Guarantor Subsidiary	Non-Guarantor Subsidiary	Consolidated
Cash flows from operating activities
Net cash provided by (used in) operating activities	$48,125	$(4,205)	$(71)	$43,849

Cash flows from investing activities
Purchases of furniture, fixtures and equipment and capitalized Website development costs	(4,263)	(1,898)	(155)	(6,316)
Cash used in business acquisitions, net	(13,378)	—	—	(13,378)
Restricted cash	(309)	—	—	(309)

Net cash used in investing activities	(17,950)	(1,898)	(155)	(20,003)

Cash flows from financing activities
Cash paid for acquisition earnouts and contingent liabilities	(2,000)	—	—	(2,000)
Purchase of Company common stock	(589)	—	—	(589)
Proceeds from issuance of common stock, net of costs	375	—	—	375

Net cash used in financing activities	(2,214)	—	—	(2,214)

Effect of exchange rate on cash and cash equivalents	—	—	158	158

Net increase (decrease) in cash	27,961	(6,103)	(68)	21,790
Cash - beginning of period	44,476	10,066	1,671	56,213

Cash - end of period	$72,437	$3,963	$1,603	$78,003

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the six months ended June 30, 2011

(In thousands)

	Bankrate	Guarantor Subsidiary	Non-Guarantor Subsidiary	Consolidated
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(19,809)	$580	$325	$(18,904)

Cash flows from investing activities
Purchases of furniture, fixtures and equipment and capitalized Website development costs	(1,664)	(1,322)	(137)	(3,123)
Cash used in business acquisitions, net	(20,440)	—	—	(20,440)
Restricted cash	2	—	—	2

Net cash used in investing activities	(22,102)	(1,322)	(137)	(23,561)

Cash flows from financing activities
Cash paid for acquisition earnouts and contingent liabilities	(576)	—	—	(576)
Debt issuance cost	(2,950)	—	—	(2,950)
Repurchase of senior secured notes	(117,337)	—	—	(117,337)
Proceeds from issuance of preferred and common stock, net of costs	170,319	—	—	170,319
Payments to dissenting stockholders	(61,253)	—	—	(61,253)

Net cash used in financing activities	(11,797)	—	—	(11,797)

Effect of exchange rate on cash and cash equivalents	—	—	(83)	(83)

Net (decrease) increase in cash	(53,708)	(742)	105	(54,345)
Cash - beginning of period	109,323	5,014	1,293	115,630

Cash - end of period	$55,615	$4,272	$1,398	$61,285

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We generate revenue through the sale of leads in the mortgage, credit card and insurance vertical categories. Through our Bankrate Select brand we sell leads to mortgage lenders. Through our Nationwide Card Services, CreditCardGuide.com, and CreditCards.com brands, we sell leads to credit card issuers. Through our InsWeb, InsureMe.com and NetQuote brands, we sell leads to insurance agents and insurance carriers. We generate revenue on a per-lead basis based on the actual number of qualified insurance leads generated, and on a per-action basis for credit card applications (i.e., upon approval or completion of an application). Leads are generated not only organically within the Bankrate network of websites, but also through our various affiliate networks, via co-brands, and through display advertisements. We sell to advertisers targeting a specific audience in a city or state and also to national advertisers targeting the entire country.

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

Lead generation, display advertisements and hyperlink listings, which we refer to as online revenue, represented approximately 98% of our revenue for the three and six months ended June 30, 2012 and 2011. We also derive revenue through the sale of print advertisements and the distribution (or syndication) of our editorial content, which we refer to as print publishing and licensing revenue.

Significant Developments

Acquisitions Fiscal Year 2012

During the six months ended June 30, 2012, the Company acquired certain assets and liabilities of certain entities for an aggregate purchase price of $24.2 million, including $10 million in potential earn out consideration. These certain entities are individually and in the aggregate immaterial to the Company’s net assets and operations. All acquisitions were accounted for as purchases and are included in the Company’s consolidated results from their acquisition dates. The Company recorded $2.1 million in goodwill and $22.4 million in intangible assets related to these acquisitions.

Acquisitions Fiscal Year 2011

During the year ended December 31, 2011, the Company acquired certain assets of InsWeb for $64.3 million and certain other entities for an aggregate purchase price of $25.5 million in cash. These certain other entities are individually and in the aggregate immaterial to the Company’s net assets and operations. All acquisitions were accounted for as purchases and are included in the Company's consolidated results from their acquisition dates. Additionally, the Company paid $576,000 in relation to contingent consideration for previously acquired entities.

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

Certain Trends Influencing Our Business

Our business benefits from the secular shift toward consumer use of the Internet to research and shop for personal finance products coupled with increased consumer interest in comparison shopping for such products, and the related shift by advertiser demand from offline to online and targeting of in-market consumers. Our ability to benefit from these trends depends on the strength of our position in the personal finance services markets driven by our brands, proprietary and aggregated content, breadth and depth of personal finance products, distribution, position in algorithmic search results and monetization capabilities. The key drivers of our business include the number of ready-to-transact consumers visiting our online network, including the number of page views they generate, the availability of financial products and the demand of our online network advertisers, each of which are correlated to general macroeconomic conditions in the United States. We believe that increases in housing activity and general consumer financial activity and fluctuations in interest rates positively impact these drivers while decreases in these areas may have a negative impact on these drivers.

From 2008 through mid-2010, our business was negatively affected by market turmoil and tightening of credit which led to an increased level of consumer and commercial credit delinquencies, low interest rates, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. During this period, uncertainty for our financial services advertisers caused their advertising budgets to decline. Since mid-2010, we have experienced increased activity by consumers in the form of increased visits to our websites and page views, as well as more demand for our advertising products by our advertising customers. Although economic times remain uncertain and markets for some of our products tied to credit remain tight, we continue to see strong consumer and advertiser activity on our platform through 2012 to date and we believe we continue to be well positioned to take advantage of these activities should the macroeconomic environment and financial services industry continue to improve.

Key Initiatives

We are focused on several key initiatives to drive our business:

•	increasing the visitor traffic to our online network of websites;

•	optimizing the revenue of our cost-per-thousand-impressions and cost-per-click models on our online network including the integration of the new acquisitions;

•	revenue optimization associated with the new look, design and functionality of our mortgage and deposit cost-per-click as well as cost-per-call initiatives;

•	enhancing search engine marketing and keyword buying to drive targeted impressions into our online network;

•	expanding our co-brand and affiliate footprint;

•	broadening the breadth and depth of the personal finance content and products that we offer on our online network;

•	transition to a higher conversion lead model with a greater percentage of owned and operated traffic from a high volume third party lead model,

•	containing our costs and expenses; and

•	continuing to integrate our recent acquisitions to maximize synergies and efficiencies.

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

We also earn fees from distributing editorial rate tables that are published in newspapers and magazines across the United States, from paid subscriptions to three newsletters, and from providing rate surveys to institutions and government agencies. In addition, we license research data under agreements that permit the use of rate information we develop to advertise the licensee's products in print, radio, television, and website promotions.

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

Marketing

Marketing expenses represent expenses associated with expanding brand awareness of our products and services to consumers and include SEM expense, print and Internet advertising, marketing and promotion costs including email marketing, and stock-based compensation expense.

Product Development

Product development costs represent compensation and benefits related to site development, network systems and telecommunications infrastructure support, programming, new product design and development, other technology costs, and stock-based compensation expense.

General and Administrative

General and administrative expenses represent compensation and benefits for executive, finance and administrative personnel, professional fees, stock-based compensation expense, allocated overhead and other general corporate expenses.

Acquisition, Offering and Related Expenses and Related Party Fees

Acquisition, offering and related expenses and related party fees represent direct expenses incurred as a result of the acquisition of Bankrate by an affiliate of Apax Partners L.P., expenses related to our acquisitions, fees associated with our various offerings (the June 2011 Initial Public Offering, the Senior Secured Notes Exchange Offer, the December 2011 Secondary Offering, etc.) and advisory fees to our shareholders. Related party fees are described in Note 13 of the Notes to Consolidated Financial Statements.

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

Estimated Useful Life
Trademarks and URLs	2-25 years
Customer relationships	3-15 years
Affiliate network relationships	1-15 years
Developed technologies	3-6 years

Interest Expense, Net

Interest expense, net primarily consists of expenses associated with our long-term debt, amortization of the debt issuance costs and interest income earned on cash and cash equivalents.

Income Tax (Benefit) Expense

Income tax (benefit) expense consists of federal and state income taxes in the United States and taxes in certain foreign jurisdictions.

Critical Accounting Policies

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP, requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenue and expenses during the period. We base our judgments, estimates and assumptions on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. There have been no significant changes in our critical accounting policies or estimates during the six months ended June 30, 2012 as compared to the critical accounting policies and estimates disclosed in management’s discussion and analysis of financial condition and results of operations included our Annual Report dated March 12, 2012 and filed with the SEC on Form 10-K.

Recent Accounting Pronouncements

See Note 1 in Notes to Consolidated Financial Statements.

Results of Operations

The following is our analysis of the results of operations for the periods covered by our interim consolidated financial statements, including a discussion of the accounting policies and practices that we believe are critical to an understanding of our consolidated results of operations and to making the estimates and judgments underlying our financial statements. This analysis should be read in conjunction with our annual financial statements, including the related notes to the annual financial statements included within our Annual Report dated March 12, 2012 and filed with the SEC on Form 10-K.

The following table displays our results for the respective periods expressed as a percentage of total revenue.

	Three months ended		Six months ended
Statement of Operations Data:	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenue	100%	100%	100%	100%
Cost of revenue (excludes depreciation and amortization)	31%	36%	32%	37%

Gross margin	69%	64%	68%	63%

Operating expenses:
Sales	3%	3%	3%	3%
Marketing	26%	20%	25%	18%
Product development	3%	3%	3%	4%
General and administrative	8%	7%	8%	8%
Legal settlements	0%	0%	0%	0%
Acquisition, offering and related expenses and related party fees	1%	39%	0%	20%
Restructuring charges	0%	0%	0%	0%
Depreciation and amortization	10%	11%	10%	11%

	51%	83%	49%	64%

Income (loss) from operations	18%	-19%	19%	-1%

Interest expense, net	-6%	-10%	-5%	-10%
Loss on early extinguishment of senior secured notes	0%	-17%	0%	-8%

Income (loss) before income taxes	12%	-46%	14%	-19%
Income tax (benefit) expense	-1%	-6%	2%	-1%

Net income (loss)	13%	-40%	12%	-18%

Revenue

	Three months ended		Six months ended
(In thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Online (1)	$120,080	$96,432	$243,087	$193,377
Print publishing	2,045	2,017	4,058	4,150

Total revenue	$122,125	$98,449	$247,145	$197,527

(1)	Consists of display advertising, hyperlink and lead generation.

Cost of Revenue (excludes depreciation and amortization) and Gross Margin

	Three months ended		Six months ended
(In thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenue	$122,125	$98,449	$247,145	$197,527
Cost of revenue	37,609	35,310	77,887	73,275

Gross margin	$84,516	$63,139	$169,258	$124,252

Gross margin as a percentage of revenue	69%	64%	68%	63%

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Revenue

Total revenue was $122.1 million and $98.4 million for the three months ended June 30, 2012 and 2011, respectively, representing an increase of 24.0%, due to the reasons set forth below.

Display advertising revenue increased by $2.1 million for the three months ended June 30, 2012 compared to the same period in 2011, which was driven by the increase in page views ($906,000 impact), and an increase in cost per impressions yield per page ($1.2 million impact).

Hyperlink revenue increased by $16.2 million for the three months ended June 30, 2012 compared to the same period in 2011, due to an increase in the number of clicks ($7.5 million impact) and an increase in the overall rate ($8.7 million impact). The growth in click volume was across all products: insurance, mortgage, deposit, investment and auto. The increase in the overall rate is driven by increased rates in mortgage and deposit products.

Per approved lead and per application lead generation revenue combined increased by $5.3 million for the three months ended June 30, 2012 compared to the same period in 2011. Our lead quality initiative has resulted in better monetization of higher quality leads while we have restricted distributing low quality leads. The increase in revenue is muted by the lack of price increases which we expect to achieve over the near and mid-term as a result of the quality initiative.

Cost of Revenue (excludes depreciation and amortization) and Gross Margin

Cost of revenue for the three months ended June 30, 2012 of $37.6 million was $2.3 million higher than the same period in 2011. The Company incurred an additional $2.0 million in distribution payments to our online partners and affiliates as a result of higher online revenue. The Company also incurred $139,000 for stock-based compensation expense for the three months ended June 30, 2012 and $34,000 for the same period in 2011. Our gross margin for the three months ended June 30, 2012 was 69%, compared to 64% for the same period in 2011, increasing primarily due to higher share of direct traffic to insurance lead business and growth in margin in cost per click and display business.

Operating Expenses

Sales

Sales expenses for the three months ended June 30, 2012 of $4.0 million were approximately $997,000 higher than the same period in 2011, primarily due to $435,000 in higher compensation and $191,000 in higher contract labor costs. The Company also incurred $277,000 for stock-based compensation expense for the three months ended June 30, 2012 and $69,000 for the same period in 2011.

Marketing

Marketing expenses for the three months ended June 30, 2012 of $31.6 million were $11.9 million higher than the same period in 2011. The increase is due to the Company incurring an additional $11.3 million in SEM expense to drive higher online revenue and is also due to stock-based compensation expense of $190,000 for the three months ended June 30, 2012 as compared to $37,000 for the same period in 2011.

Product Development

Product development costs for the three months ended June 30, 2012 of $4.1 million were approximately $494,000 higher than the comparable period in 2011, primarily due to $495,000 in higher compensation and $325,000 of stock-based compensation expense that was recognized for the three months ended June 30, 2012 compared to $75,000 of stock-based compensation expense in the same period in 2011, partially offset by lower outside labor costs of $206,000.

General and Administrative

General and administrative expenses for the three months ended June 30, 2012 of $9.2 million were $1.9 million higher than the same period in 2011, due primarily to increases of $765,000 of stock-based compensation expense, $732,000 in compensation, $447,000 in professional fees, $328,000 in bank fees and insurance premiums, partially offset by a $405,000 decrease in bad debt expense.

Acquisition, Offering and Related Expenses and Related Party Fees

Acquisition, offering and related expenses and related party fees for the three months ended June 30, 2012 was $682,000 as compared to $38.2 million for the same period in 2011. Acquisition, offering and related expenses and related party fees for the three months ended June 30, 2012 were primarily related to costs associated with the transition services for the InsWeb acquisition and the IRS audit. The acquisition, offering and related expenses and related party fees for the same period in 2011 were primarily related to costs associated with our Initial Public Offering.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2012 of $12.6 million was $1.8 million higher than the same period in 2011 due to $1.2 million increase in amortization expense.

Interest Expense, net

Interest expense, net for the three months ended June 30, 2012 primarily consists of expenses associated with the Senior Secured Notes, partially offset by de minimis interest earned on cash and cash equivalents. Interest expense, net for the three months ended June 30, 2012 was $6.8 million.

Interest expense, net for the three months ended June 30, 2011 was $9.5 million, which primarily consisted of $8.8 million for the Senior Secured Notes, and $584,000 of amortization of deferred financing costs and original issue discount partially offset by de minimis interest earned on cash and cash equivalents.

Income Tax (Benefit) Expense

Our income tax benefit for the three months ended June 30, 2012 of $759,000 was $5.4 million lower than our income tax benefit of $6.2 million for the three months ended June 30, 2011. Our effective tax rate changed from approximately 13% during the three months ended June 30, 2011 to approximately -5% in the same period in 2012 due to non-deductible costs incurred during the three months ended June 30, 2011 and the $6.8 million tax benefit associated with the IRS examination settled during the three months ended June 30, 2012.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Revenue

Total revenue was $247.1 million and $197.5 million for the six months ended June 30, 2012 and 2011, respectively, representing an increase of 25.1%, due to the reasons set forth below.

Display advertising revenue increased by $3.5 million for the six months ended June 30, 2012 compared to the same period in 2011, which was driven by the increase in page views ($4.3 million impact), partially offset by a decrease in cost per impressions yield per page ($739,000 impact).

Hyperlink revenue increased by $28.7 million for the six months ended June 30, 2012 compared to the same period in 2011, due to an increase in the number of clicks ($14.7 million impact) and an increase in the overall rate ($14.0 million impact). Our rates for mortgage and deposit products increased and our volume of insurance clicks has been steadily rising since we launched the insurance product in early 2011.

Per approved lead and per application lead generation revenue combined increased by $17.5 million for the six months ended June 30, 2012 compared to the same period in 2011. The increase is largely attributed to an overall increase in traffic and our lead quality initiative has resulted in better monetization of higher quality leads while we have restricted distributing low quality leads. The increase in revenue is muted by the lack of price increases which we expect to achieve over the near and mid-term as a result of the quality initiative.

Cost of Revenue (excludes depreciation and amortization) and Gross Margin

Cost of revenue for the six months ended June 30, 2012 of $77.9 million was $4.6 million higher than the same period in 2011. The Company incurred an additional $3.9 million in distribution payments to our online partners and affiliates as a result of higher online revenue. The Company also incurred $348,000 for stock-based compensation expense for the six months ended June 30, 2012 and $34,000 for the same period in 2011. Our gross margin for the six months ended June 30, 2012 was 68%, compared to 63% for the same period in 2011, increasing primarily due to higher share of direct traffic to insurance lead business and growth in margin in cost per click and display business.

Operating Expenses

Sales

Sales expenses for the six months ended June 30, 2012 of $8.0 million were $2.0 million higher than the same period in 2011, primarily due to $829,000 in higher compensation and $238,000 in higher contract labor costs. The Company also incurred $691,000 for stock-based compensation expense for the six months ended June 30, 2012 and $69,000 for the same period in 2011.

Marketing

Marketing expenses for the six months ended June 30, 2012 of $62.8 million were $27.1 million higher than the same period in 2011. The increase is due to the Company incurring an additional $26.0 million in SEM expense to drive higher online revenue, $450,000 in higher compensation and is also due to stock-based compensation expense of $476,000 for the six months ended June 30, 2012 as compared to $37,000 for the same period in 2011.

Product Development

Product development costs for the six months ended June 30, 2012 of $8.6 million were $1.4 million higher than the comparable period in 2011, primarily due to $1.1 million in higher compensation, and $813,000 of stock-based compensation expense that was recognized for the six months ended June 30, 2012 compared to $75,000 of stock-based compensation expense in the same period in 2011.

General and Administrative

General and administrative expenses for the six months ended June 30, 2012 of $19.2 million were $4.2 million higher than the same period in 2011, due primarily to increases of $2.1 million of stock-based compensation expense, $1.5 million in compensation, $550,000 increase in professional fees, $257,000 in bank fees and $249,000 in insurance premiums, partially offset by an $877,000 decrease in bad debt expense.

Acquisition, Offering and Related Expenses and Related Party Fees

Acquisition, offering and related expenses and related party fees for the six months ended June 30, 2012 was $879,000 as compared to $39.7 million for the same period in 2011. Acquisition, offering and related expenses and related party fees for the six months ended June 30, 2012 were primarily related to costs associated with the transition services for the InsWeb acquisition and the IRS audit. The acquisition, offering and related expenses and related party fees for the same period in 2011 were primarily related to costs associated with our Initial Public Offering.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended June 30, 2012 of $24.4 million was $2.7 million higher than the same period in 2011 due to $1.8 million increase in amortization expense.

Interest Expense, net

Interest expense, net for the six months ended June 30, 2012 primarily consists of expenses associated with the Senior Secured Notes, partially offset by de minimis interest earned on cash and cash equivalents. Interest expense, net for the six months ended June 30, 2012 was $13.3 million.

Interest expense, net for the six months ended June 30, 2011 was $18.9 million, which primarily consisted of $17.6 million for the Senior Secured Notes, and $1.2 million of amortization of deferred financing costs and original issue discount partially offset by de minimis interest earned on cash and cash equivalents.

Income Tax (Benefit) Expense

Our income tax expense for the six months ended June 30, 2012 of $5.7 million was $7.8 million higher than our income tax benefit of $2.1 million for the six months ended June 30, 2011. Our effective tax rate changed from approximately 6% during the six months ended June 30, 2011 to approximately 18% in the same period in 2012 due to non-deductible costs incurred during the six months ended June 30, 2011 and the $6.8 million tax benefit associated with the IRS examination settled during the six months ended June 30, 2012.

Liquidity and Capital Resources

(In thousands)	June 30, 2012	December 31, 2011	Change
Cash and cash equivalents	$78,003	$56,213	$21,790
Working capital	$111,275	$87,681	$23,594
Stockholders’ equity	$819,455	$788,462	$30,993

Our principal ongoing source of operating liquidity is the cash generated by our business operations. We consider all highly liquid debt investments purchased with an original maturity of less than three months to be cash equivalents.

Our primary uses of cash have been to fund our working capital and capital expenditure needs, fund acquisitions, and service our debt obligations. We believe that we can generate sufficient cash flows from operations to fund our operating and capital expenditure requirements, as well as to service our debt obligations, for the next 12 months. In the event we experience a significant adverse change in our business operations, we would likely need to secure additional sources of financing.

As of June 30, 2012, we had working capital of $111.3 million and our primary commitments were normal working capital requirements and $10.6 million in accrued interest for the Senior Secured Notes. In addition, we have commitments for potential earn out obligations related to past acquisitions totaling $15.1 million as of June 30, 2012.

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

As of June 30, 2012, we had no amount outstanding under the Revolving Credit facilities and we were in compliance with all required covenants.

Senior Secured Notes

As of June 30, 2012, we had approximately $193.8 million in Senior Secured Notes outstanding for which interest is accrued daily on the outstanding principal amount at 11  3/4 % and is payable semi-annually, in arrears, on July 15 and January 15, beginning on January 15, 2011, in cash. The Senior Secured Notes are due July 15, 2015. Accrued interest on the Senior Secured Notes as of June 30, 2012 is approximately $10.6 million. Refer to Note 11 in the Notes to Consolidated Financial Statements for a further description of the Senior Secured Notes.

Operating Activities

During the six months ended June 30, 2012, operating activities provided cash of $43.8 million. Our net income of $26.4 million was adjusted for depreciation and amortization of $24.4 million, bad debt expense of $300,000, amortization of deferred financing costs and original issue discount of $1.2 million, stock-based compensation expense of $4.6 million and a net negative change in the components of operating assets and liabilities of $12.6 million. This negative change in operating assets and liabilities resulted in part from a $6.1 million increase in accounts receivable, a $2.7 million decrease in deferred revenue, and $4.6 million decrease in other liabilities, partially offset by a $1.0 million increase in accounts payable.

During the six months ended June 30, 2011, we used $18.9 million of cash in operating activities, including $23.5 million in interest payments on the Senior Secured Notes, $36.2 million in acquisition expenses and related party fees related to the 2010 acquisitions of NetQuote and CreditCards and the Initial Public Offering and related merger and recapitalization of the Company. The remaining use of cash was primarily the result of funding working capital to drive the significant growth we experienced during the six months ended June 30, 2011. Our net loss of $34.6 million was adjusted for depreciation and amortization of $21.7 million, bad debt expense of $1.2 million, amortization of deferred financing costs and original issue discount of $1.2 million, stock-based compensation expense of $418,000, loss on redemption of Senior Secured Notes of $16.6 million and a net negative change in the components of operating assets and liabilities of $25.4 million. This negative change in operating assets and liabilities resulted in part from a $15.8 million increase in prepaid expenses and other assets, a $10.5 million increase in accrued expenses, a $20.0 million increase in accounts receivable, a $2.9 million decrease in deferred revenue, and a $2.8 million increase in accounts payable and other liabilities primarily due to interest accrued less interest paid on the Senior Secured Notes.

Investing Activities

For the six months ended June 30, 2012, cash flows used in investing activities was $20.0 million and includes $13.4 million of cash used for business acquisitions and $6.3 million for purchases of furniture, fixtures, equipment and capitalized website development costs.

For the six months ended June 30, 2011, cash flows used in investing activities was $23.6 million and includes $20.4 million of cash used for business acquisitions and $3.1 million for purchases of furniture, fixtures, equipment and capitalized website development costs.

Financing Activities

For the six months ended June 30, 2012, cash used in financing activities was $2.2 million and includes $2.0 million of cash used for acquisition earn outs and contingent liabilities.

For the six months ended June 30, 2011, cash flows used in financing activities was $11.8 million, which consisted primarily of $61.3 million in payments to dissenting stockholders of the acquisition by Holdings of Bankrate, $117.3 million for the repurchase of a portion of the Senior Secured Notes, $576,000 for acquisition earnouts and contingent liabilities partially offset by $170.3 million in proceeds from the issuance of common stock.

OFF-BALANCE SHEET ARRANGEMENTS

Off-balance sheet arrangements include the following four categories: obligations under certain guarantees or contracts; retained or contingent interests in assets transferred to an unconsolidated entity or similar arrangements; obligations under certain derivative arrangements; and obligations under material variable interests.

Besides the offering of the Senior Secured Notes, we have not entered into any material arrangements which would fall under any of these four categories and which would be reasonably likely to have a current or future material effect on our results of operations, liquidity or financial condition.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The primary objective of our investment strategy is to preserve principal while maximizing the income we receive from investments without significantly increasing risk. To minimize this risk, to date we have maintained our portfolio of cash equivalents in short-term and overnight investments that are not subject to market risk, as the interest paid on such investments fluctuates with the prevailing interest rates. As of June 30, 2012, all of our cash equivalents mature in less than three months.

None of our outstanding debt as of June 30, 2012 was subject to variable interest rates as we did not have an outstanding balance for borrowed money under our Revolving Credit Facilities as of June 30, 2012. Interest under the Revolving Credit Facilities accrues at variable rates based, at our option, on the Alternate Base Rate (as defined in the Revolving Credit Facilities) plus a margin of between 2% and 2.25%, or at the LIBOR rate plus a margin of between 3.00% and 3.25%, depending on certain criteria. Our fixed interest rate debt includes $193.8 million of the Senior Secured Notes in the aggregate principal amount.

Exchange Rate Sensitivity

Our exposure to exchange rate risk is primarily that of a net receiver of currencies other than the US dollar. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, will negatively affect the Company's net sales and gross margins as expressed in U.S. dollars. Additionally, we have not engaged in any derivative or hedging transactions to date.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify the Company’s financial reports and to other members of senior management and the board of directors.

Based on their evaluation as of June 30, 2012, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information with respect to legal proceedings is incorporated by reference from Note 10 of our Consolidated Financial Statements included herein.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Company Purchase of Equity Securities

The following table sets forth the Company’s purchases of equity securities for the periods indicated:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2012 through April 30, 2012	—	—	—	—
May 1, 2012 through May 31, 2012	—	—	—	—
June 1, 2012 through June 30, 2012	31,690	$18.58	—	—

(1)	Reflects the surrender to the Company of shares of common stock to pay withholding taxes in connection with the vesting of employee restricted stock.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bankrate, Inc.

Dated: August 13, 2012	By:	/s/ Edward J. DiMaria
Edward J. DiMaria Senior Vice President and Chief Financial Officer (Mr. DiMaria is the Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant)