Form 10-Q
period 2012-09-30
Bankrate, Inc.
filed 2012-11-14
CIK 1518222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

The number of outstanding shares of the issuer’s common stock as of October 31, 2012 was as follows: 100,047,525 shares of Common Stock, $.01 par value.

Bankrate, Inc. and Subsidiaries

Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2012

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

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

Bankrate, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30,	December 31,
	2012	2011
Assets
Cash and cash equivalents	$71,109	$56,213
Accounts receivable, net of allowance for doubtful accounts of $1,501 and $1,534 at September 30, 2012 and December 31, 2011	60,445	60,543
Deferred income taxes	25,131	24,690
Prepaid expenses and other current assets	7,706	2,535

Total current assets	164,391	143,981

Furniture, fixtures and equipment, net of accumulated depreciation of $11,302 and $6,676 at September 30, 2012 and December 31, 2011	10,009	9,065
Intangible assets, net of accumulated amortization of $115,510 and $81,212 at September 30, 2012 and December 31, 2011	395,135	378,240
Goodwill	602,768	595,522
Other assets	12,092	10,604

Total assets	$1,184,395	$1,137,412

Liabilities and Stockholders’ Equity

Liabilities
Accounts payable	$7,668	$9,564
Accrued expenses	24,674	26,288
Deferred revenue and customer deposits	3,375	5,891
Accrued interest	4,898	10,588
Other current liabilities	13,632	3,969

Total current liabilities	54,247	56,300

Deferred income taxes	82,670	82,670
Senior secured notes, net of unamortized discount	193,857	193,613
Other liabilities	28,120	16,367

Total liabilities	358,894	348,950

Commitments and contingencies (Note 10)

Stockholders’ equity
Common stock, par value $.01 per share - 300,000,000 shares authorized at September 30, 2012 and December 31, 2011; 100,097,969 and 99,992,000 shares issued at September 30, 2012 and December 31, 2011; 100,047,525 and 99,992,000 shares outstanding at September 30, 2012 and December 31, 2011	1,000	1,000
Additional paid-in capital	841,101	832,797
Accumulated deficit	(15,608)	(44,595)
Less: Treasury stock, at cost 50,444 and 0 shares at September 30, 2012 and December 31, 2011	(591)	—
Accumulated other comprehensive loss	(401)	(740)

Total stockholders’ equity	825,501	788,462

Total liabilities and stockholders’ equity	$1,184,395	$1,137,412

The accompanying notes are an integral part of these consolidated financial statements.

Bankrate, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
Revenue	$116,775	$112,904	$363,920	$310,431
Cost of revenue (excludes depreciation and amortization)	37,682	38,071	115,569	111,346

Gross margin	79,093	74,833	248,351	199,085

Operating expenses:
Sales	4,123	3,620	12,077	9,578
Marketing	34,986	24,007	97,787	59,709
Product development	4,082	3,696	12,652	10,818
General and administrative	8,302	9,990	27,469	24,978
Legal settlements	833	—	898	—
Acquisition, offering and related expenses and related party fees	(512)	1,163	367	40,858
Restructuring charges	—	—	—	238
Depreciation and amortization	14,103	10,899	38,459	32,565

	65,917	53,375	189,709	178,744

Income from operations	13,176	21,458	58,642	20,341

Interest and other expenses, net	(8,107)	(6,519)	(21,417)	(25,439)
Loss on early extinguishment of senior secured notes	—	—	—	(16,629)

Income (loss) before income taxes	5,069	14,939	37,225	(21,727)
Income tax expense	2,509	7,807	8,238	5,740

Net income (loss)	$2,560	$7,132	$28,987	$(27,467)

Basic and diluted net income (loss) per share:
Basic	$0.03	$0.07	$0.29	$(0.30)
Diluted	0.03	0.07	0.29	(0.30)
Weighted average common shares outstanding:
Basic	99,918,198	99,879,865	99,948,113	92,233,345
Diluted	100,541,993	100,427,391	101,157,285	92,233,345

Comprehensive income (loss)	$2,633	$7,000	$29,326	$(27,410)

The accompanying notes are an integral part of these consolidated financial statements.

Bankrate, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended
	September 30,	September 30,
	2012	2011
Cash flows from operating activities
Net income (loss)	$28,987	$(27,467)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	38,459	32,565
Provision for doubtful accounts receivable	464	1,738
Deferred income taxes	(441)	—
Amortization of deferred financing charges and original issue discount	1,854	1,812
Stock-based compensation	6,842	2,927
Loss on redemption of senior secured notes	—	16,629
Loss on disposal of assets	47	189
Change in operating assets and liabilities, net of effect of business acquisitions
Accounts receivable	(364)	(28,672)
Prepaid expenses and other assets	(5,133)	(5,145)
Accounts payable	(1,767)	(3,629)
Accrued expenses	(4,223)	3,959
Other liabilities	(8,442)	1,119
Deferred revenue	(2,855)	(3,773)

Net cash provided by (used in) operating activities	53,428	(7,748)

Cash flows from investing activities
Purchases of furniture, fixtures and equipment and capitalized website development costs	(10,375)	(4,992)
Cash used in business acquisitions, net	(26,893)	(26,440)
Restricted cash	(309)	2

Net cash used in investing activities	(37,577)	(31,430)

Cash flows from financing activities
Cash paid for acquisition earnouts and contingent liabilities	(2,000)	(576)
Debt issuance costs	—	(2,950)
Repurchase of senior secured notes	—	(117,337)
Purchase of Company common stock	(591)	—
Proceeds from issuance of common stock, net of costs	1,462	170,319
Payments to dissenting stockholders	—	(61,253)

Net cash used in financing activities	(1,129)	(11,797)

Effect of exchange rate on cash and cash equivalents	174	(166)

Net increase (decrease) in cash	14,896	(51,141)
Cash - beginning of period	56,213	115,630

Cash - end of period	$71,109	$64,489

Supplemental disclosure of other cash flow activities
Cash paid for interest	$23,165	$35,060
Cash paid (refunded) for taxes, net of refunds/payments	19,319	(317)

The accompanying notes are an integral part of these consolidated financial statements.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Bankrate, Inc., and subsidiaries NetQuote Holdings, Inc., NetQuote Inc., CreditCards.com, Inc., LinkOffers, Inc., CreditCards.com Limited (United Kingdom), Freedom Marketing Limited (United Kingdom), and Rate Holding Company (100% owner of Bankrate Information Consulting (Beijing) Co., Ltd.) after elimination of all intercompany accounts and transactions.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement of our results have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012, for any other interim period or for any other future year.

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

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Reclassification

Certain reclassifications have been made to the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2011 and to the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2011 to conform to the presentation for the three and nine months ended September 30, 2012.

New Accounting Pronouncements

Recently Adopted Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs. ASU 2011-04 amends Topic 820, Fair Value Measurement to change the wording used to describe the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments include wording changes that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The adoption of ASU 2011-04 as of January 1, 2012 did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 amends Topic 220, Comprehensive Income, to give an entity the option for presenting the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment in this update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. The amendments in this update defers only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. The adoption of ASU 2011-05 and subsequent amendment in ASU 2011-12 as of January 1, 2012 did not have a material impact on the Company’s consolidated financial statements and the deferred changes in ASU 2011-12 are not expected to have a material impact upon adoption.

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. The adoption of ASU 2012-02 as of August 1, 2012 did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Pronouncements, Not Adopted as of September 30, 2012

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

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

NOTE 2 – GOODWILL AND INTANGIBLE ASSETS

Goodwill activity for the nine months ended September 30, 2012 is shown below:

Balance, December 31, 2011	$595,522
Acquisition of certain assets and liabilities of various entities	6,687
Adjustment during the measurement period relating to the acquisition of InsWeb Corporation	559

Balance, September 30, 2012	$602,768

Intangible assets consist primarily of domain names and URLs, customer relationships, affiliate relationships and developed technologies. Intangible assets are being amortized over their estimated useful lives on both straight-line and accelerated bases. During the nine months ended September 30, 2012, the Company entered into a three year exclusive arrangement with one of its partners. In connection with the new contract, the Company recognized a $5 million intangible asset, valued based on the relative fair value of estimated contract costs, related to certain exclusive rights and is amortizing such asset over a period of three years in proportion to the income derived from such asset. The Company recorded amortization expense related to this asset of $373,000 and $624,000 for the three and nine months ended September 30, 2012, respectively. During the nine months ended September 30, 2012, the Company recorded a measurement period adjustment related to the acquisition of InsWeb Corporation. This adjustment was immaterial to the December 31, 2011 balance and therefore was not retroactively adjusted. During the three months ended September 30, 2012, the Company shortened the useful lives of certain developed technology intangible assets and recorded an additional $274,000 of amortization expense as a catch up adjustment.

Intangible assets subject to amortization were as follows as of September 30, 2012:

(In thousands)	Cost	Accumulated Amortization	Net
Trademarks and URLs	$243,115	$(29,232)	$213,883
Customer Relationships	228,999	(64,946)	164,053
Affiliate Network	20,840	(10,749)	10,091
Developed technology	17,691	(10,583)	7,108

	$510,645	$(115,510)	$395,135

Intangible assets subject to amortization were as follows as of December 31, 2011:

(In thousands)	Cost	Accumulated Amortization	Net
Trademarks and URLs	$209,283	$(18,301)	$190,982
Customer Relationships	219,911	(45,114)	174,797
Affiliate Network	12,790	(10,576)	2,214
Developed technology	17,468	(7,221)	10,247

	$459,452	$(81,212)	$378,240

Amortization expense for the three months ended September 30, 2012 and 2011 was $12.7 million and $9.8 million, respectively. Amortization expense for the nine months ended September 30, 2012 and 2011 was $34.3 million and $29.6 million, respectively.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Future amortization expense as of September 30, 2012 is expected to be:

(In thousands)	Amortization Expense
Remainder of 2012	$12,891
2013	49,929
2014	47,069
2015	45,659
2016	44,051
Thereafter	195,536

Total expected amortization expense for intangible assets	$395,135

NOTE 3 – EARNINGS PER SHARE

We compute basic earnings per share by dividing net income(loss) for the period by the weighted average number of shares outstanding for the period. Diluted earnings per share includes the effects of dilutive common stock equivalents, consisting of outstanding stock-based awards, unrecognized compensation expense and tax benefits in accordance with ASC 718, Compensation – Stock Compensation, to the extent the effect is not anti-dilutive, using the treasury stock method.

The following table presents the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
(In thousands, except share and per share data)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net income (loss)	$2,560	$7,132	$28,987	$(27,467)

Weighted average common shares outstanding for basic earnings per share	99,918,198	99,879,865	99,948,113	92,233,345
Additional dilutive shares related to share based awards	623,795	547,526	1,209,172	—

Weighted average common shares outstanding for diluted earnings (loss) per share	100,541,993	100,427,391	101,157,285	92,233,345

Basic and diluted earnings (loss) per share:
Basic	$0.03	$0.07	$0.29	$(0.30)

Diluted	$0.03	$0.07	$0.29	$(0.30)

For the three and nine months ended September 30, 2012, there were 395,000 and 195,000 stock options, respectively, which are not included in the calculation of diluted earnings per share because their impact would have been anti-dilutive. For the three and nine months ended September 30, 2011 there were 0 and 4,840,000 stock options and 0 and 114,735 restricted shares, respectively, which are not included in the calculation of diluted earnings per share because their impact would have been anti-dilutive.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

NOTE 4 – STOCKHOLDERS’ EQUITY

The activity in stockholders’ equity for the nine months ended September 30, 2012 is shown below:

						Accumulated Other Comprehensive Loss - Foreign Currency Translation
			Additional paid-in capital				Total Stockholders’ Equity
	Common Stock			Accumulated Deficit	Treasury Stock
	Shares	Amount
Balance at December 31, 2011	99,992	$1,000	$832,797	$(44,595)	$—	$(740)	$788,462
Other comprehensive income, net of taxes	—	—	—	—	—	339	339
Treasury stock purchased	(32)	—	—	—	(591)	—	(591)
Restricted stock forfeited	(10)	—	—	—	—	—	—
Common stock issued	98	—	1,462	—	—	—	1,462
Stock-based compensation	—	—	6,842	—	—	—	6,842
Net income	—	—	—	28,987	—	—	28,987

Balance at September 30, 2012	100,048	$1,000	$841,101	$(15,608)	$(591)	$(401)	$825,501

NOTE 5 – GEOGRAPHIC DATA AND CONCENTRATIONS

No single country outside of the U.S. accounted for more than 10% of revenue during the three and nine months ended September 30, 2012 and 2011. There were two customers that accounted for 11% and 10% of net sales during the three months ended September 30, 2012 and 1 customer that accounted for 11% of net sales during the nine months ended September 30, 2012. There was one customer that accounted for 12% of net sales during the three months ended September 30, 2011 and 1 customer that accounted for 12% of net sales during the nine months ended September 30, 2011. One customer’s accounts receivable balances constituted 14% while a second customer’s balance constituted 12% of the accounts receivable balance as of September 30, 2012. Two customers’ accounts receivable balances each constituted more than 10% of the accounts receivable balance at December 31, 2011.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Revenue related to the U.S. and international operations and revenue by type for the three and nine months ended September 30, 2012 and 2011, and long-lived assets related to the U.S. and international operations as of September 30, 2012 and December 31, 2011 are as follows:

	Three months ended		Nine months ended
(In thousands)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenue:
USA	$111,333	$110,774	$362,220	$304,132
International	5,442	2,130	1,700	6,299

	$116,775	$112,904	$363,920	$310,431

Revenue:
Online	$114,714	$110,937	$357,801	$304,313
Print	2,061	1,967	6,119	6,118

	$116,775	$112,904	$363,920	$310,431

(In thousands)	September 30, 2012	December 31, 2011
Long lived assets:
USA	$1,003,210	$978,010
International	4,702	4,817

Balance, end of period	$1,007,912	$982,827

NOTE 6 – FAIR VALUE MEASUREMENT

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

The following table presents estimated fair value, and related carrying amounts, as of September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$71,109	$71,109	$56,213	$56,213
Accounts receivable	60,445	60,445	60,543	60,543

Financial Liabilities:
Senior Secured Notes	$193,857	$218,400	$193,613	$220,961
Accrued interest	4,898	4,898	10,588	10,588

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

NOTE 7 – STOCK-BASED COMPENSATION

In June 2011, the Company established the 2011 Equity Compensation Plan (the “2011 Plan”) to grant stock-based awards for up to 12,120,000 shares of our common stock. Under the 2011 Plan, the Board of Directors or its delegate has the sole authority to determine who receives such grants, the type, size and timing of such grants, and to specify the terms of any non-competition agreements relating to the grants. The purpose of the 2011 Plan is to advance our interests by providing eligible participants in the Plan with the opportunity to receive equity-based or cash incentive awards, thereby aligning their economic interests with those of our stockholders. As of September 30, 2012, 6,988,382 shares were available for future issuance under the 2011 plan.

During the nine months ended September 30, 2012, the Company updated its calculation of stock-based compensation expense to use a higher forfeiture rate based on actual forfeitures during the previous twelve months rather than the forfeiture rate estimated in June 2011 based on historical experience. The result of this change in estimate to increase the forfeiture rate was recognized as a cumulative catch up adjustment in June 2012 to reduce stock-based compensation expense by $724,000.

The stock-based compensation expense for stock options and restricted stock awards recognized in our condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2012, is as follows:

	Three months ended		Nine months ended
(In thousands)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Cost of revenue	$123	$203	$471	$237
Operating expenses:
Sales	342	415	1,034	484
Marketing	267	222	742	259
Product development	338	448	1,151	523
General and administrative	1,175	1,221	3,444	1,424

Total stock-based compensation	$2,245	$2,509	$6,842	$2,927

Restricted Stock

The following table summarizes restricted stock award activity for the nine months ended September 30, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2011	112,135	$15.00
Granted	—	—
Vested and released	(102,035)	$15.00
Forfeited	(10,100)	$15.00
Expired	—	—

Balance, September 30, 2012	—	$15.00

Stock-based compensation expense for the three and nine months ended September 30, 2012 included approximately $0 and $737,000 related to restricted stock awards, respectively. As of September 30, 2012, there was no unrecognized compensation cost related to non-vested restricted stock awards.

Stock Options

During the nine months ended September 30, 2012 we granted stock options for 360,000 shares. The stock options granted have a weighted average exercise price of $20.49 per option and a contractual term of seven years.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Stock option activity was as follows for the nine months ended September 30, 2012:

	Number of Shares	Price Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance, December 31, 2011	5,000,000	$14.32 - $19.79	$15.09	$32,036,400
Granted	360,000	$16.72 - $24.25	$20.49
Exercised	(97,469)	$15.00	$15.00
Forfeited	(330,417)	$15.00	$15.00
Expired	—	—	—

Balance, September 30, 2012	4,932,114	$14.32 - $24.25	$15.48	$2,651,975

The following table provides the weighted average grant date fair value of the stock options granted during the nine months ended September 30, 2012 using the Black-Scholes option pricing model together with a description of the weighted average assumptions used to calculate the fair value.

Nine months ended
September 30, 2012
Weighted average assumptions:
Weighted average grant date fair value	$10.19
Expected volatility	60.42%
Risk free rate	0.72%
Expected lives	4.75 Years
Expected dividend yield	0.00%

Pursuant to the income tax provisions of ASC 718, we follow the “long-haul method” of computing our hypothetical additional paid-in capital, or APIC, pool. Approximately 1.4 million stock options vested during the nine months ended September 30, 2012.

The aggregate intrinsic value of stock options outstanding in the table above is calculated as the difference between the closing price of Bankrate’s common stock on the last trading day of the reporting period ($15.58) and the exercise price of the stock options multiplied by the number of shares underlying options with an exercise prices less than the closing price on the last trading day of the reporting period.

As of September 30, 2012, approximately $24.7 million of total unrecognized compensation costs, net of forfeitures, related to non-vested stock option awards is expected to be recognized over a weighted average period of 2.78 years.

NOTE 8 – INCOME TAXES

We calculate our income tax provision for interim periods based on two components: 1) the estimate of the annual effective tax rate and 2) the addition of any required period (i.e., discreet) events. The difference between income tax expense computed at the statutory rate and the reported income tax expense is primarily due to the discreet benefit recognized as a result of the 2009 IRS exam settlement during the nine months ended September 30, 2012.

We have approximately $9.6 million and $14.3 million of unrecognized tax benefits as of September 30, 2012 and December 31, 2011, respectively. The decrease from the beginning of the year was the result of the positions ultimately settled in the 2009 IRS examination.

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

We reversed $96,000 and accrued $168,000 for the payment of interest and penalties for the respective nine month periods ended September 30, 2012 and 2011, which was recorded as an income tax expense during the respective nine month periods ended September 30, 2012 and 2011.

On April 5, 2012, the Company reached an agreement with the IRS to settle its examination of the 2009 tax year. The Company recorded a total tax benefit of $0 and $6.8 million during the three and nine months ended September 30, 2012 related to the IRS settlement.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

NOTE 9 – RESTRUCTURING CHARGES

In connection with the acquisition of NetQuote Holdings, Inc. (“NetQuote”), CreditCards.com, Inc. (“CreditCards”) and certain assets of InsWeb Corporation (“InsWeb”), the Company adopted a restructuring plan to achieve cost synergies. Accrued severance and related costs were approximately $0 and $1.0 million at September 30, 2012 and December 31, 2011, respectively, and is included within accrued expenses on the accompanying condensed consolidated balance sheets.

The restructuring charges and their utilization are summarized as follows:

(In thousands)
Balance at December 31, 2011	$1,011
Restructuring charges	—
Utilized	(1,006)

Balance at September 30, 2012	$5

(In thousands)
Balance at December 31, 2010	$369
Restructuring charges	238
Utilized	(473)

Balance at September 30, 2011	$134

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

In March 2011, LF filed a second civil action in Florida circuit court against the Company styled: Lower Fees, Inc., Plaintiff, vs. Bankrate, Inc., Defendant (the “Second LF Lawsuit” and together with the First LF Lawsuit, the “LF Lawsuits”). In the Second LF Lawsuit, LF alleged that the Company breached a duty of good faith to operate a website transferred under the Asset Purchase Agreement to generate revenues that would have resulted in the Company having to pay LF certain earn-out payments under the Asset Purchase Agreement. LF sought relief in the form of unspecified damages suffered, pre-judgment interest, attorneys’ fees, and costs.

In October 2012, the Company and LF settled the LF Lawsuits and related claims for a payment by the Company of $660,000, net of insurance proceeds recorded as $795,000 in legal settlements and $135,000 as other income included in interest and other expenses, net.

BanxCorp Litigation

In July 2007, BanxCorp, an online publisher of rate information provided by financial institutions with respect to various financial products, filed suit against the Company in the United States District Court for the District of New Jersey alleging violations of Federal and New Jersey State antitrust laws, including the Sherman Act and the Clayton Act. In the complaint, BanxCorp sought

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

injunctive relief, treble damages in an unspecified amount, and attorneys’ fees and costs. BanxCorp alleged that it has been injured as a result of monopolistic and otherwise anticompetitive conduct on the part of the Company. Specifically, BanxCorp alleged that the Company engaged in illegal predatory pricing, vendor lock-in, exclusionary product and distribution bundling and tie-in arrangements, anticompetitive acquisitions and market division agreements. In response to motions by the Company to dismiss for failure to state a claim, the court permitted BanxCorp to file amended complaints, in which BanxCorp added new causes of action under the Sherman Act, including an allegation that the Company conspired with some 90 online media outlets to fix prices in connection with the publication of certain rate information tables.

The plaintiff filed a Fifth Amended Complaint in January 2012 alleging violations of Section 1 and 2 of the Sherman Act, Section 7 of the Clayton Act, and the New Jersey antitrust statutes. The Company moved to dismiss certain of the claims in the Fifth Amended Complaint and on July 30, 2012 the court dismissed BanxCorp’s conspiracy claims under Section 1 of the Sherman Act without prejudice and dismissed the Section 1 predatory pricing conspiracy claim with prejudice. On August 6, 2012, the plaintiff filed a Sixth Amended Complaint in which it once again set forth conspiracy claims under Section 1 of the Sherman Act. On September 11, 2012, the Court dismissed the Section 1 claims because BanxCorp did not have standing to make those claims. On October 2, 2012, the plaintiff filed a Seventh Amended Complaint that abandoned its claims under Section 1 of the Sherman Act. The Company will continue to vigorously defend this lawsuit. The Company cannot presently estimate the amount of loss, if any, that would result from an adverse resolution of this matter.

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

On or after July 15, 2013, the Company may redeem some or all of the Senior Secured Notes at a premium that will decrease over time as set forth in Bankrate, Inc.’s Indenture, dated as of July 13, 2010 (the “Indenture”). Additionally, if the Company experiences a change of control, the holders of the Senior Secured Notes have the right to require the Company to purchase the Senior Secured Notes at a price in cash equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of purchase. The Indenture contains other restrictions and limitations. The Senior Secured Notes are collateralized by all of the Company’s assets subject to certain excluded properties and have no financial covenant measurement.

Interest on the Senior Secured Notes accrues daily on the outstanding principal amount at 11 3/4% and is payable semi-annually, in arrears, on July 15 and January 15, beginning on January 15, 2011, in cash.

For the three and nine months ended September 30, 2012 interest expense, excluding the amortization of deferred financing costs and the original issue discounts, related to the Senior Secured Notes was $5.7 million and $17.2 million, respectively, and for the three and nine months ended September 30, 2011, was $6.1 million and $25.4 million, respectively.

During the three and nine months ended September 30, 2012 the Company amortized original issue discount which is included within interest and other expenses on the accompanying consolidated statement of comprehensive income of $84,000 and $244,000, respectively, and $74,000 and $289,000 during the three and nine months ended September 30, 2011, respectively. At September 30, 2012 and December 31, 2011, the Company had approximately $1.1 million and $1.4 million, respectively, in original issue discounts remaining to be amortized.

During the three and nine months ended September 30, 2012 the Company amortized deferred loan fees which are included within interest and other expenses on the accompanying consolidated statement of comprehensive income of $351,000 and $1.0 million, respectively, and $308,000 and $1.3 million during the three and nine months ended September 30, 2011, respectively. At September 30, 2012 and December 31, 2011, the Company had approximately $4.8 million and $5.8 million, respectively, in deferred loan fees remaining to be amortized.

The Company had a balance of approximately $193.9 million and $193.6 million in Senior Secured Notes, net of amortization, as of September 30, 2012 and December 31, 2011, respectively recorded on the accompanying consolidated balance sheet.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

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

Interest accrues daily and is payable in arrears for both base rate and Eurodollar loans. For base rate loans, interest is payable on the last business day of March, June, September and December. For Eurodollar loans interest is payable on electable periods of one, two, three or six months (or, if each affected lender so agrees, nine or twelve months). As of September 30, 2012 and December 31, 2011, the Company had $100.0 million available for borrowing under the Revolving Credit Facilities and there were no amounts outstanding. During the three and nine months ended September 30, 2012, the Company amortized $207,000 and $591,000 of deferred loan fees, respectively, which is included in interest and other expenses on the accompanying consolidated statements of comprehensive income. At September 30, 2012 and December 31, 2011, the Company had approximately $2.0 million and $2.5 million, respectively, in deferred loan fees remaining to be amortized.

The Revolving Credit Agreement contains customary financial and other covenants, including maximum consolidated leverage ratio of 4.50:1.00 and in certain instances 4.25:1.00. In addition, the Company is subject to covenants limiting incurrence of debt, liens on properties, investments, loans and advances, mergers and consolidations, asset sales, dividends and transactions with affiliates. The Company was in compliance with all required covenants as of September 30, 2012.

NOTE 12 – ACQUISITIONS

Fiscal Year 2012

During the nine months ended September 30, 2012, the Company acquired certain assets and liabilities of certain entities for an aggregate purchase price of $52.7 million, including $20.8 million in potential earn out consideration. The Company paid $25.7 million during the nine months ended September 30, 2012 and recorded acquisition related payables of $26.7 million. These certain entities are individually and in the aggregate immaterial to the Company’s net assets and operations. All acquisitions were accounted for as purchases and are included in the Company’s consolidated results from their acquisition dates. Additionally, the Company paid $1.2 million as a final purchase price adjustment in connection with a fiscal year 2011 acquisition. The Company recorded $6.7 million in goodwill and $46.0 million in intangible assets related to these acquisitions consisting of $33.7 million of trademarks and URLs, $8.0 million of affiliate network, $4.0 million of customer relationships and $0.3 million of developed technology.

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

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

NOTE 13 – CONDENSED CONSOLIDATING FINANCIAL STATEMENT INFORMATION

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

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Condensed Consolidating Balance Sheet

As of September 30, 2012

(In thousands)

	Bankrate	Guarantor Subsidiary	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Cash and cash equivalents	$56,259	$13,441	$1,409	$—	$71,109

Accounts receivable, net of allowance for doubtful accounts	30,586	27,801	2,058	—	60,445
Deferred income taxes	18,692	6,422	17	—	25,131
Prepaid expenses and other current assets	6,801	817	88	—	7,706

Total current assets	112,338	48,481	3,572	—	164,391

Furniture, fixtures and equipment, net of accumulated depreciation	5,677	3,820	512	—	10,009
Intangible assets, net of accumulated amortization	271,652	119,293	4,190	—	395,135
Goodwill	388,183	214,585	—	—	602,768
Other assets	2,241	9,851	—	—	12,092
Intercompany	(174,797)	183,523	(8,726)	—	—
Investments in subsidiary	355,412	(2,096)	—	(353,316)	—

Total assets	$960,706	$577,457	$(452)	$(353,316)	$1,184,395

Liabilities and Stockholders’ Equity

Liabilities
Accounts payable	$3,192	$4,283	$193	$—	$7,668
Accrued expenses	21,597	2,739	338	—	24,674
Deferred revenue and customer deposits	2,495	840	40	—	3,375
Accrued interest	—	4,898	—	—	4,898
Other current liabilities	13,608	—	24	—	13,632

Total current liabilities	40,892	12,760	595	—	54,247

Deferred income taxes, net	66,220	15,176	1,274	—	82,670
Senior secured notes, net of unamortized discount	—	193,857	—	—	193,857
Other liabilities	28,093	27	—	—	28,120

Total liabilities	135,205	221,820	1,869	—	358,894
Total stockholders’ equity	825,501	355,637	(2,321)	(353,316)	825,501

Total liabilities and stockholders’ equity	$960,706	$577,457	$(452)	$(353,316)	$1,184,395

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Condensed Consolidating Statement of Comprehensive Income

For the nine months ended September 30, 2012

(In thousands)

	Bankrate	Guarantor Subsidiary	Non-Guarantor Subsidiary	Eliminations	Consolidated
Revenue	$265,853	$177,789	$5,442	$(85,164)	$363,920
Cost of revenue (excludes depreciation and amortization)	112,872	87,847	14	(85,164)	115,569

Gross margin	152,981	89,942	5,428	—	248,351

Operating expenses:
Sales	6,758	5,316	3	—	12,077
Marketing	63,563	29,473	4,751	—	97,787
Product development	6,817	5,827	8	—	12,652
General and administrative	19,372	7,082	1,015	—	27,469
Legal settlements	898	—	—	—	898
Acquisition, offering and related expenses and related party fees	367	—	—	—	367
Depreciation and amortization	23,878	14,029	552	—	38,459

	121,653	61,727	6,329	—	189,709

Income (loss) from operations	31,328	28,215	(901)	—	58,642

Interest and other expenses, net	(2,985)	(17,928)	(504)	—	(21,417)
Earnings (loss) on equity investments, net of tax	5,043	(765)	—	(4,278)	—

Income (loss) before income taxes	33,386	9,522	(1,405)	(4,278)	37,225
Income tax expense	4,399	3,730	109	—	8,238

Net income (loss)	$28,987	$5,792	$(1,514)	$(4,278)	$28,987

Comprehensive income (loss)	$29,326	$5,985	$(1,258)	$(4,727)	$29,326

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Condensed Consolidating Statement of Comprehensive Income

For the nine months ended September 30, 2011

(In thousands)

	Bankrate	Guarantor Subsidiary	Non-Guarantor Subsidiary	Eliminations	Consolidated
Revenue	$194,727	$148,458	$6,299	$(39,053)	$310,431
Cost of revenue (excludes depreciation and amortization)	91,891	58,457	51	(39,053)	111,346

Gross margin	102,836	90,001	6,248	—	199,085

Operating expenses:
Sales	5,132	4,442	4	—	9,578
Marketing	27,883	26,485	5,341	—	59,709
Product development	4,879	6,036	(97)	—	10,818
General and administrative	14,555	9,431	992	—	24,978
Acquisition, offering and related expenses and related party fees	40,858	—	—	—	40,858
Restructuring charges	—	238	—	—	238
Depreciation and amortization	18,182	14,203	180	—	32,565

	111,489	60,835	6,420	—	178,744

Income (loss) from operations	(8,653)	29,166	(172)	—	20,341

Interest and other expenses, net	(193)	(24,737)	(509)	—	(25,439)
Loss on early extinguishment of senior secured notes	—	(16,629)	—	—	(16,629)
(Loss) earnings on equity investments, net of tax	(8,074)	(33)	—	8,107	—

(Loss) income before income taxes	(16,920)	(12,233)	(681)	8,107	(21,727)
Income tax expense (benefit)	10,547	(4,807)	—	—	5,740

Net (loss) income	$(27,467)	$(7,426)	$(681)	$8,107	$(27,467)

Comprehensive (loss) income	$(27,410)	$(7,484)	$(738)	$8,222	$(27,410)

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Condensed Consolidating Statement of Comprehensive Income

For the three months ended September 30, 2012

(In thousands)

	Bankrate	Guarantor Subsidiary	Non-Guarantor Subsidiary	Eliminations	Consolidated
Revenue	$87,420	$65,943	$1,700	$(38,288)	$116,775
Cost of revenue (excludes depreciation and amortization)	39,256	36,711	3	(38,288)	37,682

Gross margin	48,164	29,232	1,697	—	79,093

Operating expenses:
Sales	2,384	1,743	(4)	—	4,123
Marketing	24,153	9,349	1,484	—	34,986
Product development	2,243	1,837	2	—	4,082
General and administrative	6,152	1,803	347	—	8,302
Legal settlements	833	—	—	—	833
Acquisition, offering and related expenses and related party fees	(512)	—	—	—	(512)
Depreciation and amortization	9,208	4,715	180	—	14,103

	44,461	19,447	2,009	—	65,917

Income (loss) from operations	3,703	9,785	(312)	—	13,176

Interest and other expenses, net	(2,319)	(5,617)	(171)	—	(8,107)
Earnings (loss) on equity investments, net of tax	3,298	(211)	—	(3,087)	—

Income (loss) before income taxes	4,682	3,957	(483)	(3,087)	5,069
Income tax benefit	2,122	387	—	—	2,509

Net income (loss)	$2,560	$3,570	$(483)	$(3,087)	$2,560

Comprehensive income (loss)	$2,633	$3,729	$(410)	$(3,319)	$2,633

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Condensed Consolidating Statement of Comprehensive Income

For the three months ended September 30, 2011

(In thousands)

	Bankrate	Guarantor Subsidiary	Non-Guarantor Subsidiary	Eliminations	Consolidated
Revenue	$73,577	$54,564	$2,130	$(17,367)	$112,904
Cost of revenue (excludes depreciation and amortization)	34,318	21,109	11	(17,367)	38,071

Gross margin	39,259	33,455	2,119	—	74,833

Operating expenses:
Sales	2,012	1,606	2	—	3,620
Marketing	11,952	10,279	1,776	—	24,007
Product development	1,709	1,984	3	—	3,696
General and administrative	6,295	3,388	307	—	9,990
Acquisition, offering and related expenses and related party fees	1,163	—	—	—	1,163
Restructuring charges	—	—	—	—	—
Depreciation and amortization	6,100	4,617	182	—	10,899

	29,231	21,874	2,270	—	53,375

Income (loss) from operations	10,028	11,581	(151)	—	21,458

Interest and other expenses, net	(189)	(6,158)	(172)	—	(6,519)
Earnings (loss) on equity investments, net of tax	3,059	(118)	—	(2,941)	—

Income (loss) before income taxes	12,898	5,305	(323)	(2,941)	14,939
Income tax expense	5,766	2,041	—	—	7,807

Net income (loss)	$7,132	$3,264	$(323)	$(2,941)	$7,132

Comprehensive income (loss)	$7,000	$3,133	$(455)	$(2,678)	$7,000

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the nine months ended September 30, 2012

(In thousands)

	Bankrate	Guarantor Subsidiary	Non-Guarantor Subsidiary	Consolidated
Cash flows from operating activities
Net cash provided by (used in) operating activities	$47,644	$5,986	$(202)	$53,428

Cash flows from investing activities
Purchases of furniture, fixtures and equipment and capitalized website development costs	(7,530)	(2,611)	(234)	(10,375)
Cash used in business acquisitions, net	(26,893)	—	—	(26,893)
Restricted cash	(309)	—	—	(309)

Net cash used in investing activities	(34,732)	(2,611)	(234)	(37,577)

Cash flows from financing activities
Cash paid for acquisition earnouts and contingent liabilities	(2,000)	—	—	(2,000)
Purchase of Company common stock	(591)	—	—	(591)
Proceeds from issuance of common stock, net of costs	1,462	—	—	1,462

Net cash used in financing activities	(1,129)	—	—	(1,129)

Effect of exchange rate on cash and cash equivalents	—	—	174	174

Net increase (decrease) in cash	11,783	3,375	(262)	14,896
Cash - beginning of period	44,476	10,066	1,671	56,213

Cash - end of period	$56,259	$13,441	$1,409	$71,109

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the nine months ended September 30, 2011

(In thousands)

	Bankrate	Guarantor Subsidiary	Non-Guarantor Subsidiary	Consolidated
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(10,819)	$2,251	$820	$(7,748)

Cash flows from investing activities

Purchases of furniture, fixtures and equipment and capitalized website development costs	(2,743)	(2,058)	(191)	(4,992)
Cash used in business acquisitions, net	(26,440)	—	—	(26,440)
Restricted cash	2	—	—	2

Net cash used in investing activities	(29,181)	(2,058)	(191)	(31,430)

Cash flows from financing activities
Cash paid for acquisition earnouts and contingent liabilities	(576)	—	—	(576)
Debt issuance costs	(2,950)	—	—	(2,950)
Repurchase of senior secured notes	(117,337)	—	—	(117,337)
Proceeds from issuance of common stock, net of costs	170,319	—	—	170,319
Payments to dissenting stockholders	(61,253)	—	—	(61,253)

Net cash used in financing activities	(11,797)	—	—	(11,797)

Effect of exchange rate on cash and cash equivalents	—	—	(166)	(166)

Net (decrease) increase in cash	(51,797)	193	463	(51,141)
Cash - beginning of period	109,323	5,014	1,293	115,630

Cash - end of period	$57,526	$5,207	$1,756	$64,489

NOTE 14 – SUBSEQUENT EVENTS

In October 2012, the Company and LF settled the LF Lawsuits and related claims for a payment by the Company of $660,000, net of insurance proceeds. The settlement and related insurance reimbursement are reflected in the Q3 results of operations. Refer to Note 10 for further details.

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

Lead generation, display advertisements and hyperlink listings, which we refer to as online revenue, represented approximately 98% of our revenue for the three and nine months ended September 30, 2012 and 2011. We also derive revenue through the sale of print advertisements and the distribution (or syndication) of our editorial content, which we refer to as print publishing and licensing revenue.

Significant Developments

Acquisitions Fiscal Year 2012

During the nine months ended September 30, 2012, the Company acquired certain assets and liabilities of certain entities for an aggregate purchase price of $52.7 million, including $20.8 million in potential earn out consideration. These certain entities are individually and in the aggregate immaterial to the Company’s net assets and operations. All acquisitions were accounted for as purchases and are included in the Company’s consolidated results from their acquisition dates. The Company recorded $6.7 million in goodwill and $46.0 million in intangible assets related to these acquisitions consisting of $33.7 million of trademarks and URLs, $8.0 million of affiliate network, $4.0 million of customer relationships and $0.3 million of developed technology.

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

Certain Trends Influencing Our Business

Our business benefits from the secular shift toward consumer use of the Internet to research and shop for personal finance products coupled with increased consumer interest in comparison shopping for such products, and the related shift by advertiser demand from offline to online and targeting of in-market consumers. Our ability to benefit from these trends depends on the strength of our position in the personal finance services markets driven by our brands, proprietary and aggregated content, breadth and depth of personal finance products, distribution, position in algorithmic search results and monetization capabilities. The key drivers of our business include the number of ready-to-transact consumers visiting our online network, including the number of page views they generate, the availability of financial products and the demand of our online network advertisers, each of which are correlated to general macroeconomic conditions in the United States. We believe that increases in housing activity, consumer credit availability, general consumer financial activity, and fluctuations in interest rates positively impact these drivers while decreases in these areas, or a deterioration in macroeconomic conditions, could have a negative impact on these drivers.

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

Marketing

Marketing expenses represent expenses associated with expanding brand awareness of our products and services to consumers and include search engine marketing (“SEM”) expense, print and Internet advertising, marketing and promotion costs including email marketing, and stock-based compensation expense.

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

Estimated Useful Life
Trademarks and URLs	2-25 years
Customer relationships	3-15 years
Affiliate network relationships	1-15 years
Developed technologies	1-6 years

Interest and Other Expenses, Net

Interest and other expenses, net primarily consists of expenses associated with our long-term debt, amortization of the debt issuance costs, interest on acquisition-related payments, interest income earned on cash and cash equivalents and other income.

Income Tax Expense

Income tax expense consists of federal and state income taxes in the United States and taxes in certain foreign jurisdictions.

Critical Accounting Policies

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP, requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenue and expenses during the period. We base our judgments, estimates and assumptions on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. There have been no significant changes in our critical accounting policies or estimates during the nine months ended September 30, 2012 as compared to the critical accounting policies and estimates disclosed in management’s discussion and analysis of financial condition and results of operations included our Annual Report dated March 12, 2012 and filed with the SEC on Form 10-K.

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

The following table displays our results for the respective periods expressed as a percentage of total revenue.

	Three months ended		Nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Statement of Operations Data:
Revenue	100%	100%	100%	100%
Cost of revenue (excludes depreciation and amortization)	32%	34%	32%	36%

Gross margin	68%	66%	68%	64%

Operating expenses:
Sales	4%	3%	3%	3%
Marketing	30%	21%	27%	19%
Product development	3%	3%	3%	4%
General and administrative	7%	9%	8%	8%
Legal settlements	1%	0%	0%	0%
Acquisition, offering and related expenses and related party fees	0%	1%	0%	13%
Restructuring charges	0%	0%	0%	0%
Depreciation and amortization	12%	10%	11%	11%

	57%	47%	52%	58%

Income from operations	11%	19%	16%	6%

Interest and other expenses, net	-7%	-6%	-6%	-8%
Loss on early extinguishment of senior secured notes	0%	0%	0%	-5%

Income (loss) before income taxes	4%	13%	10%	-7%
Income tax expense	2%	7%	2%	2%

Net income (loss)	2%	6%	8%	-9%

Revenue

	Three months ended		Nine months ended
(In thousands)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Online (1)	$114,714	$110,937	$357,801	$304,313
Print publishing	2,061	1,967	6,119	6,118

Total revenue	$116,775	$112,904	$363,920	$310,431

(1)	Consists of display advertising, hyperlink and lead generation.

Cost of Revenue (excludes depreciation and amortization) and Gross Margin

	Three months ended		Nine months ended
(In thousands)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenue	$116,775	$112,904	$363,920	$310,431
Cost of revenue	37,682	38,071	115,569	111,346

Gross margin	$79,093	$74,833	$248,351	$199,085

Gross margin as a percentage of revenue	68%	66%	68%	64%

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Revenue

Total revenue was $116.8 million and $112.9 million for the three months ended September 30, 2012 and 2011, respectively, representing an increase of 3.4%, due to the reasons set forth below.

Display advertising revenue increased by $2.1 million for the three months ended September 30, 2012 compared to the same period in 2011, which was driven by the increase in page views ($1.8 million impact), and an increase in cost per impressions yield per page ($300,000 impact).

Hyperlink revenue increased by $11.3 million for the three months ended September 30, 2012 compared to the same period in 2011, due to an increase in the number of clicks ($7.7 million impact) and an increase in the overall rate ($3.6 million impact). The growth in click volume was across all products: insurance, mortgage, deposit, investment and auto. The increase in the overall rate is driven by increased rates in mortgage and deposit products.

Per approved lead and per application lead generation revenue combined decreased by $9.6 million for the three months ended September 30, 2012 compared to the same period in 2011. The overall decrease consisted of a blend of credit card product revenue decreasing as a result of a decline in marketing activities and spend on the part of the credit card issuers, and insurance lead revenue increasing as a result of increased direct marketing spend and resulting higher consumer traffic and lead volume partially offset by reductions to certain affiliate traffic in connection with our lead quality initiative.

Cost of Revenue (excludes depreciation and amortization) and Gross Margin

Cost of revenue for the three months ended September 30, 2012 of $37.7 million was $389,000 lower than the same period in 2011. The Company incurred $537,000 less in distribution payments to our online partners and affiliates as a result of lower online revenue on affiliate sites and $214,000 in higher compensation. The Company also incurred $123,000 for stock-based compensation expense for the three months ended September 30, 2012 and $203,000 for the same period in 2011. Our gross margin for the three months ended September 30, 2012 was 68%, compared to 66% for the same period in 2011, increasing primarily due to higher share of direct traffic to insurance lead business and growth in margin in cost per click and display business.

Operating Expenses

Sales

Sales expenses for the three months ended September 30, 2012 of $4.1 million were approximately $503,000 higher than the same period in 2011, primarily due to $246,000 in higher compensation and $180,000 in higher contract labor costs, offset by $73,000 in lower stock-based compensation expense.

Marketing

Marketing expenses for the three months ended September 30, 2012 of $35.0 million were $11.0 million higher than the same period in 2011. The increase is due to the Company incurring an additional $10.3 million in SEM expense to drive higher online revenue, $233,000 in higher compensation and $45,000 in higher stock-based compensation expense.

Product Development

Product development costs for the three months ended September 30, 2012 of $4.1 million were approximately $386,000 higher than the comparable period in 2011, primarily due to $642,000 in higher compensation offset by $110,000 of lower stock-based compensation expense and lower outside labor costs of $99,000.

General and Administrative

General and administrative expenses for the three months ended September 30, 2012 of $8.3 million were $1.7 million lower than the same period in 2011, due primarily to decreases of $3.4 million in compensation and $352,000 in bad debt expense offset by increases of $1.4 million in professional fees and $248,000 in bank fees and insurance premiums.

Acquisition, Offering and Related Expenses and Related Party Fees

Acquisition, offering and related expenses and related party fees for the three months ended September 30, 2012 was $(512,000) as compared to $1.2 million for the same period in 2011. Acquisition, offering and related expenses and related party fees for the three months ended September 30, 2012 were primarily related to the change in estimated accrued amounts recorded in 2011 for costs associated with our Initial Public Offering, Secondary Offering and transition services for the InsWeb acquisition. The acquisition, offering and related expenses and related party fees for the same period in 2011 were primarily related to costs associated with our Initial Public Offering.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended September 30, 2012 of $14.1 million was $3.2 million higher than the same period in 2011 due to $2.9 million increase in amortization expense.

Interest and Other Expenses, net

Interest and other expenses, net for the three months ended September 30, 2012 primarily consists of expenses associated with the Senior Secured Notes, partially offset by other income and de minimis interest earned on cash and cash equivalents. Interest and other expenses, net for the three months ended September 30, 2012 was $8.1 million, which primarily consisted of $5.7 million for the Senior Secured Notes and $768,000 for amortization of deferred financing costs and original issue discount, and $1.7 million for accretion on acquisition earnouts.

Interest and other expenses, net for the three months ended September 30, 2011 was $6.5 million, which primarily consisted of $5.7 million for the Senior Secured Notes, and $698,000 of amortization of deferred financing costs and original issue discount partially offset by de minimis interest earned on cash and cash equivalents.

Income Tax Expense

Our income tax expense for the three months ended September 30, 2012 of $2.5 million was $5.3 million lower than our income tax expense of $7.8 million for the three months ended September 30, 2011. Our effective tax rate changed from approximately 52% during the three months ended September 30, 2011 to approximately 49% in the same period in 2012 due to non-deductible costs incurred during the three months ended September 30, 2011.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Revenue

Total revenue was $363.9 million and $310.4million for the nine months ended September 30, 2012 and 2011, respectively, representing an increase of 17.2%, due to the reasons set forth below.

Display advertising revenue increased by $5.6 million for the nine months ended September 30, 2012 compared to the same period in 2011, which was driven by the increase in page views ($5.3 million impact) and an increase in cost per impressions yield per page ($300,000 impact).

Hyperlink revenue increased by $40.0 million for the nine months ended September 30, 2012 compared to the same period in 2011, due to an increase in the number of clicks ($23.1 million impact) and an increase in the overall rate ($16.9 million impact). Our rates for mortgage and deposit products increased and our volume of insurance clicks have been steadily rising since we launched our new products in early 2011.

Per approved lead and per application lead generation revenue combined increased by $7.9 million for the nine months ended September 30, 2012 compared to the same period in 2011. The overall increase consisted of a blend of credit card product revenue decreasing as a result of a decline in marketing activities and spend on the part of the credit card issuers, and insurance lead revenue increasing as a result of increased direct marketing spend and resulting higher consumer traffic and lead volume partially offset by reductions to certain affiliate traffic in connection with our lead quality initiative.

Cost of Revenue (excludes depreciation and amortization) and Gross Margin

Cost of revenue for the nine months ended September 30, 2012 of $115.6 million was $4.2 million higher than the same period in 2011. The Company incurred an additional $3.3 million in distribution payments to our online partners and affiliates as a result of higher online revenue. The Company also incurred $634,000 in higher compensation and $234,000 in higher stock-based compensation expense. Our gross margin for the nine months ended September 30, 2012 was 68%, compared to 64% for the same period in 2011, increasing primarily due to higher share of direct traffic to insurance lead business and growth in margin in cost per click and display business.

Operating Expenses

Sales

Sales expenses for the nine months ended September 30, 2012 of $12.1 million were $2.5 million higher than the same period in 2011, primarily due to $1.1 million in higher compensation and $419,000 in higher contract labor costs. The Company also incurred $550,000 in higher stock-based compensation expense.

Marketing

Marketing expenses for the nine months ended September 30, 2012 of $97.8 million were $38.1 million higher than the same period in 2011. The increase is due to the Company incurring an additional $36.2 million in SEM expense to drive higher online revenue, $612,000 in higher compensation and $483,000 in higher stock-based compensation expense.

Product Development

Product development costs for the nine months ended September 30, 2012 of $12.7 million were $1.8 million higher than the comparable period in 2011, primarily due to $1.7 million in higher compensation, and $628,000 in higher stock-based compensation expense offset by a decrease of $337,000 in outside labor.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2012 of $27.5 million were $2.5 million higher than the same period in 2011, due primarily to increases of $2.0 million of stock-based compensation expense and $2.0 million increase in professional fees, $404,000 in bank fees and $327,000 in insurance premiums, partially offset by a $1.9 million decrease in compensation and $1.2 million decrease in bad debt expense.

Acquisition, Offering and Related Expenses and Related Party Fees

Acquisition, offering and related expenses and related party fees for the nine months ended September 30, 2012 was $367,000 as compared to $40.9 million for the same period in 2011. Acquisition, offering and related expenses and related party fees for the nine months ended September 30, 2012 were primarily related to costs associated with the transition services for the InsWeb acquisition and the IRS audit. The acquisition, offering and related expenses and related party fees for the same period in 2011 were primarily related to costs associated with our Initial Public Offering.

Depreciation and Amortization

Depreciation and amortization expense for the nine months ended September 30, 2012 of $38.5 million was $5.9 million higher than the same period in 2011 primarily due to $4.8 million increase in amortization expense.

Interest and Other Expenses, net

Interest and other expenses, net for the nine months ended September 30, 2012 primarily consists of expenses associated with the Senior Secured Notes, partially offset by other income and de minimis interest earned on cash and cash equivalents. Interest and other expenses, net for the nine months ended September 30, 2012 was $21.4 million, which primarily consisted of $17.2 million for the Senior Secured Notes and $2.2 million of amortization of deferred financing costs and original issue discount and $2.1 million for accretion on acquisition earnouts .

Interest and other expense, net for the nine months ended September 30, 2011 was $25.4 million, which primarily consisted of $23.4 million for the Senior Secured Notes and $2.0 million of amortization of deferred financing costs and original issue discount.

Income Tax Expense

Our income tax expense for the nine months ended September 30, 2012 of $8.2 million was $2.5 million higher than our income tax expense of $5.7 million for the nine months ended September 30, 2011. Our effective tax rate changed from approximately -26% during the nine months ended September 30, 2011 to approximately 22% in the same period in 2012 due to non-deductible costs incurred during the nine months ended September 30, 2011 and the $6.8 million tax benefit associated with the IRS examination settled during the nine months ended September 30, 2012.

Liquidity and Capital Resources

(In thousands)	September 30, 2012	December 31, 2011	Change
Cash and cash equivalents	$71,109	$56,213	$14,896
Working capital	$110,144	$87,681	$22,463
Stockholders’ equity	$825,501	$788,462	$37,039

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

As of September 30, 2012, we had working capital of $110.1 million and our primary commitments were normal working capital requirements and $4.9 million in accrued interest for the Senior Secured Notes. In addition, we have commitments for potential earn out obligations related to past acquisitions totaling $25.7 million as of September 30, 2012.

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

As of September 30, 2012, we had no amount outstanding under the Revolving Credit facilities and we were in compliance with all required covenants.

Senior Secured Notes

As of September 30, 2012, we had approximately $193.9 million in Senior Secured Notes outstanding for which interest is accrued daily on the outstanding principal amount at 11  3/4 % and is payable semi-annually, in arrears, on July 15th and January 15th in cash. The Senior Secured Notes are due July 15, 2015. Accrued interest on the Senior Secured Notes as of September 30, 2012 is approximately $4.9 million. Refer to Note 11 in the Notes to Consolidated Financial Statements for a further description of the Senior Secured Notes.

Operating Activities

During the nine months ended September 30, 2012, operating activities provided cash of $53.4 million. Our net income of $29.0 million was adjusted for depreciation and amortization of $38.5 million, bad debt expense of $464,000, amortization of deferred financing costs and original issue discount of $1.9 million, stock-based compensation expense of $6.8 million and a net negative change in the components of operating assets and liabilities of $22.8 million. This negative change in operating assets and liabilities resulted in part from a $5.1 million increase in prepaid expenses and other assets, a $2.9 million decrease in deferred revenue, $8.4 million decrease in other liabilities, and a $1.8 million decrease in accounts payable.

During the nine months ended September 30, 2011, we used $7.7 million of cash in operating activities, including $35.1 million in interest payments on the Senior Secured Notes, $101.6 million in acquisition expenses and related party fees related to the 2010 acquisitions of NetQuote and CreditCards, and the Initial Public Offering and related merger and recapitalization of the Company. The remaining use of cash was primarily the result of funding working capital to drive the significant growth we experienced during the nine months ended September 30, 2011. Our net loss of $27.5 million was adjusted for depreciation and amortization of $32.6 million, bad debt expense of $1.7 million, amortization of deferred financing costs and original issue discount of $1.8 million, stock-based compensation expense of $2.9 million, loss on redemption of Senior Secured Notes of $16.6 million and a net negative change in the components of operating assets and liabilities of $36.1 million. This negative change in operating assets and liabilities resulted from a $5.1 million increase in prepaid expenses and other assets, a $28.7 million increase in accounts receivable, a $3.8 million decrease in deferred revenue, and a $3.6 million decrease in accounts payable partially offset by a $4.0 million increase in accrued expenses and a $1.1 million increase in other liabilities primarily due to interest accrued less interest paid on the Senior Secured Notes.

Investing Activities

For the nine months ended September 30, 2012, cash flows used in investing activities was $37.6 million and includes $26.9 million of cash used for business acquisitions and $10.4 million for purchases of furniture, fixtures, equipment and capitalized website development costs.

For the nine months ended September 30, 2011, cash flows used in investing activities was $31.4 million and includes $26.4 million of cash used for business acquisitions and $5.0 million for purchases of furniture, fixtures, equipment and capitalized website development costs.

Financing Activities

For the nine months ended September 30, 2012, cash used in financing activities was $1.1 million and includes $2.0 million of cash used for acquisition earn outs and contingent liabilities offset by $1.5 million in proceeds from the issuance of common stock.

For the nine months ended September30, 2011, cash flows used in financing activities was $11.8 million, which consisted primarily of $117.3 million for the repurchase of a portion of the Senior Secured Notes, $61.3 million in payments to dissenting stockholders of the acquisition by Holdings of Bankrate, $576,000 for acquisition earnouts and contingent liabilities partially offset by $170.3 million in proceeds from the issuance of common stock.

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

Interest Rate Risk

The primary objective of our investment strategy is to preserve principal while maximizing the income we receive from investments without significantly increasing risk. To minimize this risk, to date we have maintained our portfolio of cash equivalents in short-term and overnight investments that are not subject to market risk, as the interest paid on such investments fluctuates with the prevailing interest rates. As of September 30, 2012, all of our cash equivalents mature in less than three months.

None of our outstanding debt as of September 30, 2012 was subject to variable interest rates as we did not have an outstanding balance for borrowed money under our Revolving Credit Facilities as of September 30, 2012. Interest under the Revolving Credit Facilities accrues at variable rates based, at our option, on the Alternate Base Rate (as defined in the Revolving Credit Facilities) plus a margin of between 2% and 2.25%, or at the LIBOR rate plus a margin of between 3.00% and 3.25%, depending on certain criteria. Our fixed interest rate debt includes $193.9 million of the Senior Secured Notes in the aggregate principal amount.

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

Based on their evaluation as of September 30, 2012, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Company Purchase of Equity Securities

The following table sets forth the Company’s purchases of equity securities for the periods indicated:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2012 through July 31, 2012	154	$17.05	—	—
August 1, 2012 through August 31, 2012	—	—	—	—
September 1, 2012 through September 30, 2012	—	—	—	—

(1)	Reflects the surrender to the Company of shares of common stock to pay withholding taxes in connection with the vesting of employee restricted stock.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bankrate, Inc.

Date: November 14, 2012	By:	/s/ Edward J. DiMaria
Edward J. DiMaria
Senior Vice President and Chief Financial Officer (Mr. DiMaria is the Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant)