Form 10-K
period 2012-12-31
Bankrate, Inc.
filed 2013-03-01
CIK 1518222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File No. 1-35206

(Exact name of registrant as specified in its charter)

Delaware	65-0423422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11760 U.S. Highway One, Suite 200 North Palm Beach, Florida	33408
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (561) 630-2400

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No   ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $729,004,427 (based on a closing price of $18.39 per share for the registrant’s common stock on the New York Stock Exchange on June 30, 2012).

The number of outstanding shares of the issuer’s common stock as of February 20, 2013 was as follows: 100,047,441 shares of Common Stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the 2013 annual meeting of shareholders is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

Bankrate, Inc. and Subsidiaries

Annual Report on Form 10-K for the Year Ended December 31, 2012

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

Important factors that could cause actual results to differ materially from our expectations, which we refer to as cautionary statements, are discussed in detail in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. All forward-looking information in this Annual Report and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include without limitation:

•	the willingness of our advertisers to advertise on our websites;

•	increased competition and its effect on our website traffic, advertising rates, margins, and market share;

•	our dependence on internet search engines to attract a significant portion of the visitors to our websites;

•	interest rate volatility;

•	technological changes;

•	our ability to manage traffic on our websites and service interruptions;

•	our ability to maintain and develop our brands and content;

•	the fluctuations of our results of operations from period to period;

•	our indebtedness and the effect such indebtedness may have on our business;

•	our need and our ability to incur additional debt or equity financing;

•	our ability to integrate the business and operations of companies that we have acquired, and those we may acquire in the future, and to achieve expected synergies;

•	the effect of unexpected liabilities we assume from our acquisitions;

•	changes in application approval rates by our credit card issuer customers;

•	our ability to successfully execute on our strategy, including without limitation our insurance quality initiative, and the effectiveness of our strategy;

•	our ability to attract and retain executive officers and personnel;

•	the impact of resolution of lawsuits to which we are a party;

•	our ability to protect our intellectual property;

•	the effects of facing liability for content on our websites;

•	our ability to establish and maintain distribution arrangements;

•	our ability to maintain good working relationships with our customers and third-party providers and to continue to attract new customers;

•	the effect of our expansion of operations in the United Kingdom and China and possible expansion to other international markets, in which we may have limited experience;

•	the willingness of consumers to accept the Internet and our online network as a medium for obtaining financial product information;

•	the strength of the U.S. economy in general and the financial services industry in particular;

•	changes in monetary and fiscal policies of the U.S. Government;

•	changes in consumer spending and saving habits;

•	changes in the legal and regulatory environment;

•	changes in accounting principles, policies, practices or guidelines;

•	our ability to manage the risks involved in the foregoing.

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

Overview

Bankrate, Inc. and subsidiaries (“Bankrate” or the “Company,” “we,” “us,” “our”) is a leading publisher, aggregator and distributor of personal finance content on the Internet. We provide consumers with proprietary, fully researched, comprehensive, independent and objective personal finance editorial content across multiple vertical categories including mortgages, deposits, insurance, credit cards, and other categories, such as retirement, automobile loans, and taxes. We also aggregate rate information from over 4,800 institutions on more than 300 financial products. With coverage of nearly 600 local markets in all 50 U.S. states, we generate over 172,000 distinct rate tables capturing on average over three million pieces of information weekly. Our comprehensive offering of personal finance content and product research has positioned us as a recognized personal finance authority with approximately 113,000 attributable media mentions or interviews in 2012, including numerous television features on major networks. Our online network, which consists of Bankrate.com, our flagship website, and our other owned and operated personal finance websites, had over 210 million visits in 2012. In addition, we distribute our content on a daily basis to over 175 major online partners and print publications, including some of the most recognized brands in the world.

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

Our unique content and rate information is distributed through three main sources: our owned and operated websites, online co-brands, and print partners. We own a network of content-rich, proprietary websites focused on specific vertical categories, including mortgages, deposits, insurance, credit cards and other personal finance categories. We also develop and provide web services to over 75 co-branded partners, including some of the most trusted and frequently visited personal finance sites on the Internet including Yahoo!, CNN Money, CNBC and Comcast. In addition, we license editorial content to over 100 newspapers on a daily basis, including The Wall Street Journal, USA Today, The New York Times, The Los Angeles Times and The Boston Globe. Our primary sources of revenue are display advertising, performance-based advertising and lead generation. During the year ended December 31, 2012, we generated revenue of $457.2 million, net income of $29.3 million, Adjusted EBITDA of $123.1 million, and cash provided by operating activities of $77.3 million. During the year ended

December 31, 2011, we generated revenue of $424.2 million, net loss of $13.4 million, Adjusted EBITDA of $135.4 million, and cash flow from operating activities of $48.3 million. See “Selected Financial Data” for a reconciliation of Adjusted EBITDA to Income from Operations.

Recent History

Acquisitions

Since 2010, we have executed several acquisitions, including two important acquisitions of NetQuote Holdings, Inc. (“NetQuote”) and CreditCards.com, Inc. (“CreditCards”) enabling us to strengthen our offering to both advertisers seeking high quality leads and consumers who are looking for a comprehensive suite of financial products. These acquisitions have strengthened our position through increased selection of products and increased scale of our audience resulting in greater appeal to personal financial services partners and greater spending per partner.

Initial Public Offering

In August 2009, the predecessor to the Company was acquired by Ben Holding S.à r.l., (the “Bankrate Acquisition”) an entity wholly owned by Apax VII Funds which are advised by Apax Partners L.P. and Apax Partners LLP. In June 2011, the Company sold, at a price of $15.00 per share, 12,500,000 shares of common stock, and certain stockholders of the Company sold 10,494,455 shares of common stock, including 2,994,455 shares sold by certain of its existing stockholders upon the exercise of the underwriters’ option to purchase additional shares (“Initial Public Offering”). We raised a total of $170.3 million after deducting underwriting discounts of $11.3 million and offering costs of $5.9 million. We used approximately $123.0 million of the net proceeds from the Initial Public Offering to pay down debt and related accrued interest and for other general corporate purposes, including financing our growth. The offer and sale of all of the shares in the Initial Public Offering for an aggregate offering price of $345.0 million, were registered under the Securities Act.

Secondary Offering

In December 2011, certain of the Company’s existing stockholders sold 14,375,000 shares of common stock at a public offering price of $17.50 per share, including 1,875,000 shares sold upon the exercise of the underwriters’ option to purchase additional shares (“Secondary Offering”). The Company did not receive any of the proceeds from the sale of the shares in the Secondary Offering. The offer and sale of all of the shares in the Secondary Offering were registered under the Securities Act.

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

Companies have expanded their online marketing efforts to reach this large and growing online audience cost-effectively. As website traffic grows, online advertising continues to grow as a share of overall advertising. This secular shift is expected to continue in the United States as ZenithOptimedia estimates that online advertising will grow at an annual rate of 18% through 2014. ZenithOptimedia also estimates that as of 2010 only 15% of total advertising spent in the United States has moved online. We believe our business will continue to benefit as the percentage of advertising dollars spent online increases to reflect the greater amount of media consumed online.

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

Leading Consumer Brands. We have built strong, recognizable and highly trusted brands over our 37 year history. We believe this is an important competitive differentiator. Furthermore, the strength of our brand has permitted us to be a partner of choice for other leading personal finance content providers.

High Quality, Proprietary Content. We provide consumers with proprietary, fully researched, comprehensive, independent and objective personal finance content, data and tools. Our editorial staff of 30 editors and reporters, 135 freelancers and 8 expert columnists delivers “best in class” content and provides news and advice through over 200 new articles per week on top of over 65,000 stories in our database. We also aggregate rate information from over 4,800 institutions and have broadened the focus to more than 300 financial products in nearly 600 local markets. In addition, we generate 172,000 distinct rate tables capturing on average over three million pieces of information on a weekly basis.

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

Diverse Monetization Opportunities and Strong Cash Flow. Our primary sources of revenue are display advertising, performance-based advertising (cost-per-click and cost-per-call) and lead generation. The multiple ways to monetize a given page view or unique visitor to our site, combined with a highly scalable infrastructure and low capital expenditure or working capital needs, results in strong cash flow conversion.

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

Increasing Traffic to Our Network. We believe our unique and differentiated content offering, the strength of our brands and our marketing efforts will allow us to drive substantial traffic to our online network. We intend to continue to focus on efforts that explicitly drive traffic to our websites including search engine optimization, public relations, print partnerships, increasing the size of our co-brand partner network, and paid search efforts.

Continuing to Increase Monetization of Our Traffic. By advertising on our online network, banks, brokers, insurance agents and carriers, credit card issuers and other advertisers are accessing targeted, quality consumers poised to engage in a high-value transaction. By allowing advertisers to efficiently access these “in-market” consumers, we are ultimately creating a transaction that is beneficial for the advertiser, the consumer and us. As we continue to improve customer engagement and drive traffic to our online network to reach a greater number of users, we expect to strengthen our relationships with existing advertisers and build new relationships with potential advertisers. We intend to continuously enhance our product offering and targeting capabilities to advertisers to ensure we are increasing our monetization of content and traffic.

Developing New Products that Increase the Quality of Our Offering to Consumers, Advertisers and Partners. By enhancing and expanding our product set, we seek to maintain our industry leadership. The key goals of all of our product development efforts are to satisfy consumers, drive traffic, increase monetization and increase affiliate and partner opportunities. Examples of some areas that our product development team is currently focused on include enhancing site design, increasing social features on our sites to improve engagement, creating widgets that our affiliates can add to their websites, and many initiatives to create a substantial mobile presence. By enhancing and expanding our product set, we expect to be able to maintain our industry leadership.

Pursuing Additional Strategic Acquisitions. Acquiring companies opportunistically is a strategic core competency for us. We believe our industry relationships allow us to identify specialized companies that are attractive acquisition candidates. Over the past three years, we have made numerous acquisitions, including NetQuote and CreditCards in 2010 and certain assets of Trouvé Media, Inc. (“Trouve Media”) and InsWeb Corporation (“InsWeb”) in 2011. We intend to continue to pursue strategic growth opportunities that complement our online network to cost-effectively gain market share, expand into vertical categories and strengthen our content portfolio.

Transitioning our insurance lead business from a volume based, fixed price model to a high value conversion based model with commensurate monetization. We believe that substantial value in our insurance lead business can be unlocked by pursuing a high quality conversion based model. For example, within our credit card products, monetization is highly granular based on actual approvals and the value of the underlying credit card the consumer is being approved for. By contrast, in insurance, the business model has been based on historical legacy relationships with agents and carriers featuring high volumes, fixed prices and little or no direct relation to conversion or ultimate consumer value. We have moved to transition this business as a leader in the industry from a high volume model to a high quality conversion based model. During 2012 and especially the third and fourth quarters of the year, we sharply curtailed the volume of lower quality leads primarily from affiliate networks while adding higher quality leads generated directly through our forms via marketing activities and in return improved the overall quality of our insurance lead products. Working with our carrier and agent partners and using our proprietary filtering technology, we established feedback mechanisms, which allowed us to reduce poor quality lead sources and drive up conversion rates for our customers. We believe that this strategy has provided the foundation to unlock more value in our leads through agent customer growth and increased participation and monetization by insurance agents and carriers. In addition, our strategy also provides for the launch of new products, which we believe will enhance the consumer experience on our sites and should ultimately strengthen our position as an industry leader and result in improved pricing structures.

Our Products and Services

Consumers

As a leading provider of personal finance content, we offer our consumers deep and broad market leading information, analytics and advice across multiple categories of personal finance including: (i) mortgages and home lending, (ii) deposits, (iii) insurance, (iv) credit cards, and (v) other financial products, including those related to retirement, tax, autos, and debt management.

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

•

Insurance. In conjunction with our network of local agents and national insurance carriers, we facilitate a consumer’s ability to receive multiple competitive quotes for auto, business, health, home, life, or long-term care based on a single application. We also provide advice and detailed descriptions of insurance terms, aiding consumers in deciding amongst various policy options. Insurance quotes can be customized by age, marital status and location. In addition, we provide articles on topical subjects such as recent healthcare reforms, as well as the basics to understanding an insurance policy.

•

Credit Cards. We present a comprehensive selection of consumer and business credit and prepaid cards for visitors. We provide detailed credit card information and comparison capabilities, and allow consumers to search for cards that cater to their specific needs. We display cards by bank or issuer, credit quality, reward program, or card limit. We further host news and advice on credit card debt and bank policies, as well as tools to estimate credit score and credit card fees.

•

Other Personal Finance Products. We offer information on retirement, taxes, auto, and debt management. Relevant content provided on such topics include 401(k), Social Security, tax deductions and exemptions, auto loans, debt consolidation, and credit risk.

We operate a select group of content-rich, branded personal finance destination websites including, but not limited to, Bankrate.com, Interest.com, Bankaholic.com, Bargaineering.com, NetQuote.com, InsuranceQuotes.com, CarInsuranceQuotes.com, CreditCards.com and CreditCardGuide.com.

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

Leads. We provide leads in the credit card and insurance vertical categories. We sell leads to insurance agents, insurance carriers and credit card issuers. Our leading credit card comparison marketplace is one of the largest third party online application sources for all major issuers. We charge our advertisers on a per-lead basis based on the total number of leads generated for insurance products, and on a per-action basis for credit cards (i.e., upon approval or completion of an application). Leads are generated not only direct to the Bankrate network of websites but also through the various affiliate networks, via co-brands, and through marketing initiatives.

Hyperlinks. Advertisers that are listed in our rate tables have the opportunity to hyperlink their listings. Additionally, advertisers can buy hyperlinked placement within our qualified insurance listings. By clicking on the hyperlink, users are taken to the advertiser’s website. We typically sell our hyperlinks on a per-click or per-call pricing model. Under this arrangement, advertisers pay Bankrate a specific, pre-determined price each time a consumer clicks on that advertiser’s hyperlink or makes a phone call to the advertiser. Each click-through on our advertisement listing or phone call is filtered and validated for fraudulent characteristics.

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

Sales Strategy

Bankrate has 76 sales personnel serving our national, regional and local advertising customers. We also have sales teams that are dedicated to specific vertical categories and customer groups, giving them greater expertise in designing solutions for our advertisers. For example we have separate sales teams trained and dedicated to serving insurance agents, credit card issuers, insurance carriers, local, regional and national banks, and local mortgage companies.

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

We have the capability to execute on this selling strategy not only because of our wide variety of product monetization options (per-thousand-impressions, per-click, per-action and per-lead), but also because we have highly developed direct relationships with our customers. We work directly with top branded banks, mortgage, insurance and credit card issuers. Bankrate’s sales team is very knowledgeable about our advertisers’ products and is viewed as partners by our advertisers, thus allowing for a close relationship where we can offer solutions that satisfy our advertisers’ needs.

We attract our consumer audience by offering comprehensive and objective comparisons based on rates, selection, features, brand, flexibility and other key attributes, as well as content to educate our consumers on these matters. Our platform is generally a “must buy” for our advertisers for several reasons including:

•	Our advertisers vigorously compete head to head for our products. Being absent would place them at a competitive disadvantage in the marketplace for our consumers.

•

Bankrate’s platform is a specific, highly contextual destination for consumers that are generally “ready to transact.” Leads and click-throughs therefore have a high conversion rate for our advertisers.

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

Marketing

Over the past 36 years, Bankrate has been able to establish itself as one the most recognizable brands within the personal finance market. The strength of our brands lead to many of our visitors coming to our websites by directly typing our Internet address in a URL or via unpaid search. Another critical factor in attracting visitors to our websites is how prominently we are displayed in response to search queries regarding vertical categories in which we operate. Bankrate’s home page and other key pages of our online network routinely rank at or near the top of major search engines’ unpaid listings for highly coveted key words and phrases related to personal finance products. The high rankings are largely a result of our success at creating highly relevant, widely read and distributed content.

Our traffic in 2012 was also driven through more than 75 co-brand partners, including Yahoo!, CNN Money, CNBC and Comcast. Our partners place our content and rate tables on co-branded pages within their sites and we sell the advertisements on these pages and share the advertising revenues with the partner. We benefit from these relationships as these pages reach traffic that would not otherwise be generated from our website.

In addition to our online relationships, our proprietary content and interest rate information appears in premier print newspapers and magazines on a daily basis. This practice continues to reinforce our brand ubiquity and image. We currently partner with over 450 newspapers, including The Wall Street Journal, The New York Times and USA Today. While these distribution partners contribute significantly less to our revenue than our online relationships, the exposure contributes to our traffic brand awareness and credibility among consumers.

We also actively conduct media public relations campaigns to promote our editorial content and personnel to the consumer and trade media. Bankrate spokespersons are routinely featured in newspapers, magazines and in broadcast media, and are promoted to and are featured as expert commentators on major broadcast and cable news programs and talk radio. In 2012, Bankrate received approximately 113,000 media mentions (including syndication). The Company was referenced in more than 34,000 print articles by outlets such as The New York Times, The Wall Street Journal, USA Today and the Associated Press. Television and radio coverage (more than 78,000 mentions in all) included The Today Show (NBC), CBS This Morning (CBS), World News with Diane Sawyer (ABC), CNBC, CNN, Fox Business Network, National Public Radio and many others. Finally, we produce “The Bankrate.com Personal Finance Minute” which is distributed to Sirius XM satellite radio and selected terrestrial radio stations throughout the U.S.

Customers

A significant portion of our customer base by revenue is comprised of large financial institutions such as banks or insurance carriers, and may have products covered by multiple vertical categories on our online network. Our largest customers by revenue generated in the year ended December 31, 2012 and the year ended December 31, 2011 include Capital One, Chase, State Farm, Ally Bank, Citi Cards, Discover, and GEICO. For the year ended December 31, 2012, our largest customer, Capital One, accounted for 12% of our total revenue across all products and our ten largest customers accounted for approximately 47% of total revenues across all products. For the year ended December 31, 2011, our largest customer, Capital One, accounted for 12% of our total revenue across all products, and our ten largest customers accounted for approximately 56% of total revenues across all products.

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

Our continuously evolving flagship website features a modern modular design enabling us to add features and additional content rapidly, test consumers’ response and engagement and optimize satisfaction as a result. We plan to further leverage our back-end infrastructure in the process, creating an even stronger network for our consumers, advertisers, partners and affiliates.

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

Competition

We compete for advertising revenues across the broad categories of personal finance content, online credit card marketplaces, and insurance marketplaces, both in traditional media such as newspapers, magazines, radio, and television, and in the rapidly growing market for online financial information. There are many competitors in our market verticals. Our online and print competition includes the following:

•	search engines utilizing keyword cost-per-click advertising or comparison advertising sites/networks;

•	lead aggregators and websites committed to specific personal finance products;

•	numerous websites in each of our vertical categories competing for traffic and for advertisers;

•	search engines that display their own proprietary content or services in search results that in some cases compete with the content or services in one or more of our vertical categories;

•	financial institutions, including mortgage lenders, deposit institutions, insurance providers and credit card issuers, many of whom are also our customers;

•	traditional offline personal finance marketing channels, including direct mail, television, radio, print, call centers and retail bank branches; and

•	general interest web sites that compete for advertising dollars such as Yahoo and AOL.

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

Regulatory Matters

Advertising and promotional information presented to visitors on our websites and our other marketing activities are subject to federal and state consumer protection laws that regulate unfair and deceptive practices. In the United States, Congress has begun to adopt legislation that regulates certain aspects of the Internet, including online content, user privacy, taxation, liability for third-party activities and jurisdiction. Such legislation includes the Communications Decency Act of 1996, which regulates content of material on the Internet and the Digital Millennium Copyright Act of 1998, which provides recourse for owners of copyrighted material who believe that their rights under U.S. copyright law have been infringed on the Internet. In the area of data protection, the U.S. Federal Trade Commission and certain state agencies have investigated various Internet companies’ use of their customers’ personal information, and certain federal and state statutes regulate specific aspects of privacy and data collection practices. There are also a variety of state and federal restrictions on marketing activities conducted by telephone, the mail or by email, or over the Internet, including the Telephone Consumer Protection Act, state telemarketing laws, federal and state privacy laws, the CAN-SPAM Act, and the Federal Trade Commission Act and its accompanying regulations and guidelines. Because we engage in marketing activities over the Internet and by telephone, mail and email, we may be subject to some of these laws and regulations. In the area of credit card marketing, state, federal and foreign lending laws and regulations generally require accurate disclosure of the critical components of credit costs and impose restrictions on the advertisement of these credit terms. In addition, the Office of the Comptroller of the Currency regulates certain credit card marketing and account management practices and prohibits deceptive acts, claims or marketing practices. Because we are an aggregator of rate and other information regarding many financial products, including credit cards, we may be subject to some of these laws and regulations.

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

Employees

As of December 31, 2012, we employed 452 people. None of our employees are represented under collective bargaining agreements. We have never had a work stoppage. We consider our employee relations to be good.

Available Information

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge on the Company’s website at investor.bankrate.com as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. Information contained on our websites is not incorporated by reference into this Annual Report on Form 10-K.

In addition, copies of the Company’s annual report will be made available, free of charge, on written request.

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

Risks Related to Our Business

Our success depends on revenue from online advertising and the sale of financial lead products and hyperlinks.

We have historically derived, and we expect to continue to derive, the majority of our revenue through the sale of advertising space, financial product leads and hyperlinks on our online network. Any factors that limit the amount our customers are willing to and do spend on advertising on our websites, or to purchase leads or hyperlinks from us, could have a material adverse effect on our business. These factors may include our ability to:

•	maintain a significant number of unique website visitors and corresponding significant reach of Internet visitors;

•

successfully convert visitors to some of our websites into credit card applicants and maintain a significant rate at which credit card applications completed through some of our websites are approved by our credit card issuer customers;

•	successfully convert consumers’ visits to some of our websites into transaction fees and/or revenue from insurance agents or carriers;

•	maintain and increase our relationships with third-party lead sources and maintain the quality of our lead product sourced from third parties;

•	compete with alternative advertising sources;

•	maintain a significant number of sellable impressions generated from website visitors available to advertisers;

•	accurately measure the number and demographic characteristics of our visitors;

•	successfully sell and market our online network to our customers, including mortgage loan, credit card and insurance product providers;

•	handle temporary high volume traffic spikes to our online network;

•	convince traditional media advertisers to advertise on our online network;

•	increase traffic to our online network; and

•	acquire and generate insurance leads.

Most of our customer contracts are short-term and are subject to termination by the customer at any time and/or do not have any minimum purchase requirements. Customers who have longer-term contracts may fail to honor their existing contracts, fail to renew their contracts or reduce their purchase volume under those contracts. If a significant number of customers or a few large customers decide not to continue advertising on our websites or purchasing our lead products or hyperlinks, we could experience an immediate and substantial decline in our revenues over a relatively short period of time.

In addition, a failure to successfully execute on our strategy within our consumer insurance lead generation products, including without limitation our initiative to continue to improve and maintain the quality of our consumer insurance lead products and shift our model to higher converting and higher monetizing leads as well as higher levels of direct and organic traffic could adversely affect our revenue and operating results.

We face intense competitive pressures that may harm our operating results.

We face intense competition in all our businesses, and we expect competition to remain intense in the future. We compete with, among others, search engines utilizing keyword cost-per-click advertising or comparison advertising sites/networks; lead aggregators and websites committed to specific personal finance products; numerous websites in each of our vertical categories competing for traffic and for advertisers; financial institutions, including mortgage lenders, deposit institutions, insurance providers and credit card issuers, many of whom are also our customers; and traditional offline personal finance marketing channels, including direct mail, retail bank branch networks, television, radio, print and online advertising and call centers. Some of these competitors have significantly greater financial resources than we do and could use those resources to develop more directly competitive product offerings and editorial content and undertake advertising campaigns to promote those new offerings and content, which could result in diminished traffic to our websites and reduce our overall competitive and market position. In addition, new competitors may enter this market as there are few barriers to entry. For example, Google in the past has presented and in the future may present comparisons of mortgage, credit card and deposit interest rates through its search engine, which may divert consumers away from our websites, including consumers who would otherwise find, be directed or be linked to our websites through the Google search engine. If one of those competitors was successful in such efforts, it could have an adverse effect on our business, operating results and prospects. Our online competitors may adopt certain aspects of our business model or replicate the appearance and features of our website, which could reduce our ability to differentiate our services. Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than us. Many competitors have complementary products or services that drive traffic to their websites. In the future, competitors could introduce superior products and services or reduce prices below ours. Increased competition could result in lower website traffic, advertising rate reductions, reduced margins or loss of market share, any of which would adversely affect our business and operating results.

We depend upon Internet search engines to attract a significant portion of the visitors to our websites, and any change in the prominence of our websites in either paid or algorithmic search result listings could cause the number of visitors to our websites and our revenue to decline.

We depend in significant part on various Internet search engines, such as Google, Bing and Yahoo!, and other search websites to direct a significant number of visitors to our websites to provide our online services to our clients. Search websites typically provide two types of search results, algorithmic and paid listings. Algorithmic, or organic, listings are determined and displayed solely by a set of formulas designed by search companies. Paid listings can be purchased and then are displayed if particular words are included in a user’s Internet search. Placement in paid listings is generally not determined solely on the bid price, but also takes into account the search engines’ assessment of the quality of the website featured in the paid listing and other factors. We rely on both algorithmic and paid search results, as well as advertising on other websites, to direct a substantial share of the visitors to our websites.

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

We depend on third-parties for a significant portion of our insurance lead generation leads and traffic and to a lesser extent for our banking and credit card traffic and revenues, and any material decline in our relationships with these third parties, or increase in the price of leads from these third parties, could have a material adverse impact on our revenues or operating results. In addition, our failure to mitigate risks associated with this traffic and leads from third party sources within our insurance lead generation channel by developing larger direct and organic traffic could have a material adverse impact on our revenues or operating results.

A significant portion of our revenue from our lead product, particularly in our insurance channel, is attributable to leads sourced from third-parties, including but not limited to website publishers, lead aggregators and email marketers. In many instances, these third parties can change the lead inventory they make available to us at any time and, therefore, impact our revenue. If these third parties decide not to make lead inventory available to us, or decide to demand a higher price for lead product, we may not be able to find replacement lead inventory from other sources that satisfy our requirements in a timely and cost-effective manner, which could have a material adverse impact on our revenues or operating results.

If we fail to keep pace with rapidly-changing technologies and industry standards, we could lose consumers, customers or advertising inventory and our results of operations may suffer.

The business lines in which we currently operate and compete are characterized by rapidly-changing Internet media and marketing standards, changing technologies, frequent new product and service introductions, and changing consumer and customer demands. The introduction of new technologies and services embodying new technologies and the emergence of new industry standards and practices could render our existing technologies and services obsolete and unmarketable or require unanticipated investments in technology. Our future success will depend in part on our ability to adapt to these rapidly-changing digital media formats and other technologies, including without limitation new Internet and mobile technologies. We will need to enhance our existing technologies and services and develop and introduce new technologies and services to address our customers’ changing demands and consumer expectations. If we fail to adapt successfully to such developments or timely introduce new technologies and services, we could lose consumers and customers, our expenses could increase and we could lose advertising inventory.

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

All of our communications and network equipment is located at our corporate headquarters in North Palm Beach, Florida and at secure third-party co-locations facilities in Atlanta, Georgia, Austin, Texas and Denver, Colorado. Multiple system failures involving these locations could lead to interruptions or delays in service for our websites, which could have a material adverse effect on our business. Additionally, we are dependent on third-party providers and their ability to provide safe, effective and cost-efficient servers. Our operations are dependent upon our ability to protect our systems against damage from fires, floods, tornadoes, hurricanes, earthquakes, power losses, telecommunications failures, physical or electronic break-ins, computer viruses, acts of terrorism, hacker attacks and other events beyond our control. Although we maintain insurance to cover a variety of risks, the scope and amount of our insurance coverage may not be sufficient to cover our losses resulting from system failures or other disruptions to our online operations.

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

Our results of operations are difficult to predict and may fluctuate significantly in the future as a result of several factors, many of which are beyond our control. These factors include:

•	changes in fees paid by our customers or customer demand for our services;

•	traffic levels on our websites, which can fluctuate significantly;

•	changes in the demand for Internet products and services;

•	changes in fee or revenue-sharing arrangements with our distribution partners;

•	changes in application approval rates by our credit card issuer customers;

•	our ability to enter into or renew key distribution agreements;

•	the introduction of new Internet advertising services by us or our competitors;

•	failure by advertisers or their agencies to pay amounts owed to us in a timely manner or at all;

•	changes in access to lead inventory;

•	changes in our capital or operating expenses;

•	changes in consumer confidence;

•	changes in interest rates;

•	general economic conditions; and

•	changes in banking or other laws that could limit or eliminate content on our websites.

Our future revenue and results of operations are difficult to forecast due to these factors as well as other factors. As a result, we believe that period-to-period comparisons of our results of operations may not be meaningful, and you should not rely on past periods as indicators of future performance.

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

A breach of the covenants or restrictions under the Indenture, the Revolving Credit Agreement or any agreement governing our future indebtedness could result in a default under the applicable indebtedness. Such default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In the event our lenders and note holders accelerate the repayment of our borrowings, we cannot assure that we and our subsidiaries would have sufficient assets to repay such indebtedness.

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

We have acquired a number of companies and assets of companies in the past and may make additional acquisitions, asset purchases and strategic investments in the future. For example, in 2010, we acquired the stock of NetQuote (owner of NetQuote.com) and CreditCards (owner of CreditCards.com), and in 2011, we completed the acquisition of substantially all of the insurance lead generation and marketing assets of InsWeb (owner of InsWeb.com). We will continue to consider acquisitions, asset purchases and joint ventures as a means of enhancing stockholder value. Our success in integrating our acquired businesses will depend upon our ability to retain key personnel, avoid diversion of management’s attention from operational matters, integrate the technical operations and personnel of the acquired companies, and achieve the expected financial results, synergies and other benefits from our acquisitions.

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

We are party to claims and lawsuits in the course of our business and are also at risk where we have agreed to indemnify others for losses related to legal proceedings. We may also become party to lawsuits relating to transactions in which we are involved. Litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse effect on our business, operating results or financial condition. A material adverse effect on our operating results or financial condition also could occur for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable. In addition to litigation in the ordinary course of business, we are currently involved in litigation in which it has been alleged that we have participated in anti-competitive conduct. See the section entitled “Legal Proceedings.” Antitrust litigation is by its nature not in the ordinary course. Defending antitrust allegations, even if ultimately successful, can be costly and have a negative effect on our business. In addition, the relief sought by the plaintiffs in this case, if granted, could prevent Bankrate from continuing to pursue at least some aspects of its current business model, which could have a material adverse effect on our financial condition and results of operations.

We are subject to operational risk.

We are subject to operational risk, which represents the risk of loss resulting from human error, inadequate or failed internal processes and systems, and external events. Operational risk also encompasses compliance and legal risk, which is the risk of loss from violations of, or noncompliance with, laws, rules, regulations, prescribed practices or ethical standards, as well as the risk of our noncompliance with contractual and other obligations. We are also exposed to operational risk through the aspects of our business that we outsource, and the effect that changes in circumstances or capabilities of our outsourcing vendors can have on our ability to continue to perform operational functions necessary to our business. Although we seek to mitigate operational risk through a system of internal controls which we review and update, no system of controls, however well designed and maintained, is infallible. Control weaknesses or failures or other operational risks could result in charges, increased operational costs, harm to our reputation or foregone business opportunities, and also adversely impact our ability to produce accurate financial statements on a timely basis.

We rely on the protection of our intellectual property.

Our intellectual property includes our unique research and editorial content of our websites, our applications, our URLs, our registered and unregistered trademarks and our print publications. We rely on a combination of copyrights, patents, trademarks, trade secret laws, and our policy and restrictions on disclosure to protect our intellectual property. We also enter into confidentiality agreements with our employees and consultants and seek to control access to and distribution of our proprietary information. Despite these precautions, it may be possible for other parties to copy or otherwise obtain and use the content of our websites or print publications without authorization. A failure to protect our intellectual property in a meaningful manner could have a material adverse effect on our business.

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

Because we license some of our data and content from other parties, we may be exposed to infringement actions if such parties do not possess the necessary proprietary rights. Generally, we obtain representations as to the origin and ownership of licensed content and obtain indemnification to cover any breach of any of these representations. However, these representations may not be accurate and the indemnification may be limited or otherwise may not be sufficient to provide adequate compensation for any breach of these representations.

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

Much of the information on our websites that is provided by advertisers and collected from third parties relates to the rates, costs and features for various loan, depository, insurance, personal credit and investment products offered by financial institutions, mortgage companies, investment companies, insurance companies and others participating in the personal finance marketplace. We are exposed to the risk that some advertisers may provide us, or directly post on our websites, (i) inaccurate information about their product rates, costs and features, or (ii) rates, costs and features that are not available to all consumers. This could cause consumers to lose confidence in the information provided on our websites, causing certain advertisers to become dissatisfied with our websites, and result in lawsuits being filed against us. The scope and amount of our insurance may not adequately protect us against these types of lawsuits.

Our success depends on establishing and maintaining distribution arrangements.

Our business strategy includes the distribution of our content through the establishment of co-branded web pages with high traffic business and personal finance sections of online services and websites. Providing access to these co-branded web pages is a significant part of the value we offer to our advertisers. We compete with other Internet content providers to maintain our current relationships with other website operators and establish new relationships. In addition, as we expand our personal finance content, some of these website operators may perceive us as a competitor. As a result, they may be unwilling to promote distribution of our content. If our distribution arrangements do not attract a sufficient number of visitors to support our current advertising model, or if we do not establish and maintain distribution arrangements on favorable economic terms, our business could be adversely affected.

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

Unfavorable resolution of tax contingencies could adversely affect us.

Our tax returns and positions are subject to review and audit by federal, state, local and international taxing authorities. An unfavorable outcome to a tax audit could result in higher tax expense, and could negatively and adversely impact our financial condition, results of operations or cash flows.

We may possibly expand to other international markets, in addition to our United Kingdom, Canada and China operations, in which we may have limited experience.

We have websites for consumers located in the United Kingdom, Canada and China. In the event that we expand into other international markets, we will have only limited experience in marketing and operating our products and services in those markets. Expansion into international markets requires significant management attention and financial resources, may require the attraction, retention and management of local offices or personnel, and requires us to tailor our services and information to the local market as well as to adapt to local cultures, languages, regulations and standards. Certain international markets may be slower than domestic markets in adopting the Internet as an advertising and commerce medium or in developing telecommunications or Internet infrastructure and so our operations in international markets may not develop at a rate that supports our level of investment. In addition, international consumers may not adopt the Internet for personal finance content at all or as quickly as U.S. consumers.

Our international operations are subject to increased risks which could harm our business, operating results and financial condition.

We face certain risks inherent in doing business internationally, including:

•	trade barriers and changes in trade regulations;

•	difficulties in developing, staffing and simultaneously managing foreign operations as a result of distance, language, and cultural differences;

•	restrictions on the use of or access to the Internet;

•	longer payment cycles;

•	credit risk and higher levels of payment fraud;

•	currency exchange rate fluctuations;

•	political or social unrest or economic instability;

•	seasonal volatility in business activity;

•	risks related to compliance with applicable regulations, including but not limited to anti-corruption laws such as the Foreign Corrupt Practices Act and U.K. Bribery Act;

•	risks related to government regulation or required compliance with local laws in certain jurisdictions, including labor laws; and

•	potentially adverse tax consequences.

One or more of these factors could harm our future international operations and consequently, could harm our brand, business, operating results, and financial condition.

Fraudulent Internet transactions, consumer identity theft, security breaches and privacy concerns could hurt our revenues and reputation.

If consumers experience identity theft, data security breaches or fraud after clicking through one of our websites to apply for credit cards on the websites of credit card issuers or insurance on the websites of insurance agents or carriers, or following the completion of a lead form, we may be exposed to liability, adverse publicity and damage to our reputation. Despite our implementation of security measures, our computer systems may be susceptible to electronic or physical computer break-ins, viruses and other disruptions and security breaches. Any perceived or actual unauthorized disclosure of personally-identifiable information regarding website visitors could harm our reputation, impair our ability to attract consumers and attract and retain our advertisers, or subject us to claims or litigation arising from damages suffered by consumers, and thereby harm our business and operating results. To the extent that credit card fraud or identity theft causes a general decline in consumer confidence in financial transactions over the Internet, our revenues could decline and our reputation could be damaged. If consumers are reluctant to use our websites because of concerns over data privacy or credit card fraud, our ability to generate revenues would be impaired. Our revenues would also decline if changes in industry standards, regulations or laws deterred people from using the Internet to conduct transactions that involve the transmission of confidential information, such as applying for credit cards. In addition, if technology upgrades or other expenditures are required to prevent security breaches of our network, boost general consumer confidence in financial transactions over the Internet, or prevent credit card fraud and identity theft, we may be required to expend significant capital and other resources. Further, advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments could result in a compromise or breach of the algorithms we use to protect consumers’ and customer companies’ confidential information, which could have a material adverse effect on our business.

If we fail to detect click-through fraud, other fraud on advertisements or unscrupulous advertisers, we could lose the confidence of our other advertisers or our customers and all or part of their business, thereby causing our business to suffer.

We are exposed to the risk of fraudulent clicks on our advertisements or actions with respect to our lead sources. We may in the future have to refund revenue that our advertisers or customers have paid to us and that was later attributed to, or suspected to be caused by fraud. Fraudulent clicks may result in us receiving advertising fees that are not the result of clicks generated by consumers. Click-through fraud occurs when a person or automated system clicks on an advertisement displayed on a website with the intent of generating the revenue share payment to the publisher rather than to view the underlying content. Action fraud occurs when on-line forms are completed with false or fictitious information in an effort to increase the compensable actions in respect of which the recipient of such information is to be compensated. We do not charge our advertisers or customers for fraudulent clicks or actions when they are detected, and such fraudulent activities could negatively affect our profitability or harm our reputation. If fraudulent clicks or actions are not detected, the affected advertisers or customers may experience a reduced return on their investment in our programs, which could lead the advertisers or customers to become dissatisfied with our campaigns, and in turn, lead to loss of advertisers or customers and the related revenue.

We are also exposed to the risk that advertisers who advertise on our website will advertise interest rates or other terms on a variety of financial products that they do not intend to honor. This “bait and switch” activity encourages consumers to contact fraudulent advertisers over legitimate advertisers because the fraudulent advertisers claim to offer better interest rates or other terms. Such activity could hurt our reputation and our brand and lead to our other advertisers becoming dissatisfied with our advertising programs, which could lead to loss of advertisers and revenue.

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

Future government regulation of the Internet is uncertain and subject to change.

Laws and regulations that apply to Internet communications, commerce and advertising are continuously evolving and developing. In the United States and abroad, federal and state laws have been enacted regarding intellectual property ownership and infringement, trade secrets, the sending of unsolicited commercial email, user privacy, search engines, Internet tracking technologies, direct marketing, data security, children’s privacy, sweepstakes, promotions and acceptable content and quality of goods. This legislation could: hinder growth in the use of the Internet generally; decrease the acceptance of the Internet as a communications, commercial and advertising medium; reduce our revenue; increase our operating expenses; or expose us to significant liabilities. Additionally, taxation of Internet use or electronic commerce transactions may be imposed. Any regulation imposing fees for Internet use or electronic commerce transactions could result in a decline in the use of the Internet and the viability of Internet commerce, which could have a material adverse effect on our business.

Laws and regulations may limit or restrict the way we operate our business or establish and maintain our online relationships, and may subject us to claims.

State, federal and foreign lending laws and regulations generally require accurate disclosure of the critical components of credit costs so that consumers can readily compare credit terms from various lenders. These laws and regulations also impose certain restrictions on the advertisement of these credit terms. The Office of the Comptroller of the Currency regulates certain credit card marketing and account management practices and prohibits deceptive acts, claims or practices in the marketing of credit cards. Because we are an aggregator of rate and other information regarding many financial products, including credit cards, we may be subject to some of these laws and regulations and we may be held liable under these laws and regulations for information contained on our website. The insurance industry is also subject to numerous federal and state laws and regulations, including licensing requirements. We believe that we have structured our business and our websites to comply with applicable laws and regulations as are currently in effect. Because of uncertainties as to the applicability of some of these laws and regulations to the Internet and, more specifically, to our type of business, and considering that our business has evolved and expanded in a relatively short period of time, and will continue to evolve and develop, we may not always have been, and may not always be, in compliance with all applicable federal, state and foreign laws and regulations.

We rely on telemarketing and email marketing conducted internally and through third parties to generate a significant number of leads for our business. The telemarketing and email marketing services industries are subject to an increasing amount of regulation in the United States under both federal and state law. The U.S. Federal Trade Commission (FTC) and Federal Communications Commission (FCC) have issued regulations that place restrictions on telephone calls to residential and wireless telephone subscribers. Most of the statutes and regulations in the United States allow a private right of action for the recovery of damages or provide for enforcement by the FTC, state attorneys general or state agencies permitting the recovery of significant civil or criminal penalties, costs and attorneys’ fees in the event that regulations are violated. We believe that we comply with all such applicable laws and regulations, but cannot assure you that we or third parties that we rely on for telemarketing, email marketing and other lead generation activities will be in compliance with all applicable regulations at all times. We cannot assure you that the FTC, FCC, private litigants or others will not attempt to hold us responsible for any unlawful acts conducted by such third parties or that we could successfully enforce or collect upon any indemnities provided to us by third parties. Additionally, changes in such regulations or the interpretation thereof that further restrict such activities could result in a material reduction in the number of leads for our business and could have a material adverse effect on our business, results of operations and financial condition.

The FCC recently amended its regulations under the Telephone Consumer Protection Act (TCPA), effective in July 2012, which could increase our exposure to liability for certain types of telephonic communication with consumers. Under the TCPA, plaintiffs may seek injunctive relief and actual monetary loss or statutory damages of $500 per violation, whichever is greater, and courts may treble the damage award for willful or knowing violations. We are currently party to a putative class action alleging violations of the TCPA that is described in Note 11 to our Consolidated Financial Statements included in this document. The lawsuit seeks damages (including statutory damages) and injunctive relief, among other remedies, and a determination that there have been violations of laws relating to our practices under the TCPA or other communications-based statutes could expose us to damage awards that could, individually or in the aggregate, have a material adverse effect on our business, results of operations and financial condition.

Although we believe we have structured our business and our websites to comply with applicable laws and regulations, we may be found to be in violation of such laws and regulations. If we are found to be in violation of any applicable laws or regulations, we could be subject to administrative enforcement actions and fines, class action lawsuits, cease and desist orders, and civil and criminal liability. If these laws and regulations are changed, or if new laws or regulations are enacted, these events could prohibit or substantially alter the content we provide on our websites and the operation of our business. Moreover, such events could materially and adversely affect our business, results of operations and financial condition.

Deterioration in general economic conditions and difficult market conditions may adversely affect the financial services industry and harm our revenue opportunities, business and financial condition.

General downward economic trends, reduced availability of commercial credit and increasing unemployment negatively impact the credit performance of commercial and consumer credit. Concerns over the stability of the financial markets and the economy have resulted, and may result in the future, in decreased lending by financial institutions to their customers and to each other. These macroeconomic conditions have affected and may in the future negatively affect our business and financial condition. Economic pressure on consumers and businesses and declining confidence in the financial markets would likely cause a decrease in the demand for advertising financial products and services. Additionally, advertising expenditures tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. Since we derive most of our revenues from selling advertising, deterioration in economic conditions could cause decreases in or delays in advertising spending and would be likely to reduce our revenue and negatively impact our short term ability to grow our revenues.

Our substantial indebtedness could adversely affect our financial flexibility and prevent us from fulfilling our obligations under the Notes and Revolving Credit Agreement.

We have, and will continue to have, a significant amount of indebtedness. As of December 31, 2012, our total indebtedness was $193.9 million, net of unamortized discount comprised of the Notes in an aggregate principal amount of $195.0 million. Our interest expense for the year ended December 31, 2012 was $25.9 million. Our substantial level of indebtedness increases the risk that we may be unable to generate cash sufficient to invest in our business at an appropriate level, thereby making it more difficult to pay amounts due in respect of our indebtedness. Our substantial indebtedness could have other important consequences to you and significant effects on our business. For example, it could:

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

Our ability to make scheduled payments on or to refinance our debt obligations, including the Notes, depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. Our debt service obligations are currently $22.9 million per year. In addition, we entered into the Revolving Credit Facilities described below, which when drawn in the future would increase the amount of our current debt service obligations. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to fund our day-to-day operations or to pay the principal, premium, if any, and interest on our indebtedness, including the Notes.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to sell assets or operations, seek additional capital or restructure or refinance our indebtedness, including the Notes. We may not be able to affect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet our scheduled debt service obligations. The Indenture and the Revolving Credit Agreement each restrict, and any of our other future debt agreements may restrict, our ability to dispose of assets and use the proceeds from any such dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

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

We may be able to incur additional indebtedness pursuant to the Indenture and the Revolving Credit Agreement in the future, including additional secured indebtedness. As of December 31, 2012, we were able to incur up to an additional $373.3 million of indebtedness, of which up to $256.0 million could be secured indebtedness, pursuant to the Indenture. Although covenants under the Indenture and the Revolving Credit Agreement limit our ability and the ability of our present and future subsidiaries to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions could be substantial. The Indenture and the Revolving Credit Agreement also allow us to incur certain additional secured debt and allow our foreign restricted subsidiaries and our future unrestricted subsidiaries to incur additional debt, which would be structurally senior to the Notes and amounts outstanding from time to time under the Revolving Credit Facilities. In addition, the Indenture and the Revolving Credit Agreement do not prohibit us from incurring obligations that do not constitute indebtedness as defined therein. To the extent that we incur additional indebtedness or such other obligations, the risk associated with substantial additional indebtedness described above, including our possible inability to service our debt will increase.

Risks Related to Ownership of Shares of Our Securities

Apax Partners control a significant interest in us and its interests may conflict with or differ from stockholder interests.

We are a majority-owned subsidiary of Ben Holding S.à r.l., which is beneficially owned by funds that are affiliated with Apax Partners, L.P. (the “Apax Funds”). Ben Holding S.à r.l. currently owns a majority of our common stock. As a result of its ownership, the Apax Funds have the power, and pursuant to the stockholders agreement, their majority-owned subsidiary Ben Holding S.à r.l. has the contractual right, to elect a majority of our directors. Accordingly, the Apax Funds have the ability to prevent or approve any transaction that requires the approval of our board of directors or our stockholders, including the approval of significant corporate transactions such as business combinations. In addition, following a reduction of the equity owned by the Apax Funds to below 50% of our outstanding common stock, the Apax Funds, through Ben Holding S.à r.l., will retain the right to designate a certain number of designees for our board of directors until the Apax Funds’ ownership percentage falls below 5%. Thus, even after selling a portion of its interests in us, the Apax Funds will continue to be able to significantly influence or effectively control our decisions.

The interests of the Apax Funds could conflict with or differ from stockholder interests. For example, the concentration of ownership held by the Apax Funds could delay, defer or prevent a change of control of the Company or impede a merger, takeover or other business combination that other stockholders may otherwise support, or approve such transactions notwithstanding opposition from other stockholders. Additionally, Apax Partners is in the business of advising on investments in companies the Apax Funds hold, and they or other funds advised by Apax Partners may from time to time in the future acquire, interests in businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. They may also pursue acquisitions that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

We are a “controlled company” within the meaning of New York Stock Exchange rules and, as a result, qualify for, and intend to rely on, exemptions from certain corporate governance requirements applicable to non-controlled companies.

The Apax Funds control a majority of our voting common stock. As a result, we will continue to be a “controlled company” within the meaning of the New York Stock Exchange corporate governance standards. Under the New York Stock Exchange rules, a company of which more than 50% of the outstanding voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain stock exchange corporate governance requirements, including:

•	the requirement that a majority of the board of directors consists of independent directors;

•	the requirement that nominating and corporate governance matters be decided solely by independent directors; and

•	the requirement that employee and officer compensation matters be decided solely by independent directors.

We intend to continue to utilize these exemptions. As a result, we will not have a majority of independent directors nor will our nominating and corporate governance and compensation functions be decided solely by independent directors and we will not be required to have an annual performance evaluation of the nominating and corporate governance and compensation committees. See “Management.” Accordingly, stockholders will not have the same protections afforded to holders of securities of companies that are subject to all of the New York Stock Exchange corporate governance requirements.

Item 1B.	Unresolved Staff Comments

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2012 fiscal year and that remain unresolved.

Item 2.	Properties

Our principal administrative, sales, Internet operations, marketing and research functions are located in one leased facility in North Palm Beach, Florida. The lease is for approximately 23,000 square feet of office space and expires in October 2016, with an option to renew for one additional 5-year term. We also have substantial facilities located in Denver, Colorado where we lease approximately 21,000 square feet of office space under a lease expiring in December 2013, in Austin, Texas where we lease approximately 10,500 square feet of office space under a lease expiring in July 2013, in New York, New York where we lease approximately 13,600 square feet of office space under a lease expiring in July 2013, and in Sacramento, California where we lease approximately 11,300 square feet of office space under a lease expiring in November 2018. In addition to these facilities, we lease approximately 16,000 square feet of office space at various properties in the United States and 3,200 square feet in China, and sublease a facility in Colchester, England. These leases expire at various times. We also currently operate our online network and supporting systems on servers at secure third-party co-locations, including facilities in Atlanta, Georgia, Austin, Texas and Denver, Colorado. We believe we can relocate any of our facilities without significant cost or disruption. We use the properties for administration, sales, operations, and business development.

Item 3.	Legal Proceedings

The information with respect to legal proceedings is incorporated by reference from Note 11 of our Consolidated Financial Statements included in this document.

Item 4.	Reserved

None

PART II.

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been listed on the New York Stock Exchange under the symbol “RATE” since June 17, 2011. Prior to that time, there was no public market for our stock. The following table sets forth for the indicated periods the high and low sales prices per share for our common stock on the New York Stock Exchange.

Fiscal Quarter Ended	Low	High
June 30, 2011 (from June 17, 2011)	$13.81	$17.00
September 30, 2011	$13.38	$18.89
December 31, 2011	$13.78	$21.94
March 31, 2012	$21.33	$25.95
June 30, 2012	$16.57	$24.94
September 30, 2012	$15.41	$19.68
December 31, 2012	$10.01	$16.61

Holders of Record

As of December 31, 2012, there were approximately 22 stockholders of record of our Class A common stock, and the closing price of our common stock was $12.45 per share as reported by the New York Stock Exchange. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on an initial investment of $100 in our common stock between June 17, 2011 (the date of our Initial Public Offering) and December 31, 2012, with the comparative cumulative total return of such amount on the NYSE Market Index, over the same period. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The graph assumes our closing sales price on June 17, 2011 of $15.34 per share as the initial value of our common stock.

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

Recent Sale of Unregistered Securities

None.

Company Purchase of Equity Securities

The following table sets forth the Company’s purchases of equity securities for the periods indicated:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2012 through October 31, 2012	—	—	—	—
November 1, 2012 through November 30, 2012	42	—	—	—
December 1, 2012 through December 31, 2012	42	—	—	—

(1)	Reflects the surrender to the Company of shares of common stock to pay withholding taxes in connection with the vesting of employee restricted stock.

Equity Compensation Plan Information

The following table sets forth certain information relating to the shares of common stock that may be issued under our stock-based incentive plans at December 31, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by securities holders	5,005,654	$15.49	6,965,370

Total	5,005,654	$15.49	6,965,370

See Note 8 in Notes to Consolidated Financial Statements in Item 8.

For information on the features of the Company’s equity compensation plan, see Management’s Discussion and Analysis of Financial Condition and Results of Operations-Significant Developments-Stock Based Compensation

Item 6.	Selected Financial Data

The following table presents our selected historical consolidated financial data. The consolidated statements of operations data for the years ended December 31, 2010, 2011 and 2012 and the consolidated balance sheet data at December 31, 2010, 2011 and 2012 are derived from our audited consolidated financial statements appearing in Item 8 of this Annual Report on Form 10-K. The consolidated statements of operations data for the periods from January 1, 2009 to August 24, 2009 and the period from July 17, 2009 to December 31, 2009 and the year ended December 31, 2008, and the consolidated balance sheet data at December 31, 2008, and 2009, are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. As a result of the Bankrate Acquisition, our financial results were separately presented in our financial statements for the “Predecessor” entity for periods prior to the acquisition date of August 25, 2009. As a result, periods prior to August 25, 2009 are not necessarily comparable to periods after that date. In June 2011, BEN Holdings, Inc. (“Holdings”) merged with Bankrate, with the surviving corporation retaining the name “Bankrate, Inc.”. This merger was accounted for as a common control merger and in a manner similar to pooling of interests. Accordingly, Holdings and Bankrate were consolidated retroactively in the “Successor” entity beginning July 17, 2009, the date of inception of Holdings. Holdings had no activity during the period July 17, 2009 to August 24, 2009.

The information set forth below should be read in conjunction with our consolidated financial statements and the related notes thereto, included elsewhere in this Annual Report, and the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Successor				Predecessor
(In thousands, except share and per share data)	2012	2011 (1)	2010 (2)	Period from July 17, 2009 through December 31, 2009	Period from January 1, 2009 through August 24, 2009	2008 (2)
Statement of Operations Data:
Revenue	$457,164	$424,200	$220,598	$43,837	$87,646	$166,855
Cost of revenue (excludes depreciation and amortization)	145,758	143,265	85,326	18,669	35,333	64,132
Stock-based compensation-cost of revenues	599	445	—	—	2,958	1,963

Gross margin	310,807	280,490	135,272	25,168	49,355	100,760

Operating expenses:
Sales	14,727	12,081	8,624	2,555	4,566	6,891
Marketing	125,209	85,533	23,672	3,629	5,958	12,437
Product development	15,531	13,881	8,722	2,546	4,336	6,067
General and administrative	32,802	34,002	22,991	5,905	10,919	19,242
Stock-based compensation	8,521	5,064	—	—	19,556	11,454
Legal settlements	874	—	1,646	—	—	—
Acquisition, offering and related expenses and related party fees	335	44,248	17,390	4,936	34,562	—
Restructuring charges	—	1,272	3,288	—	—	—
Impairment charges	—	—	—	—	—	2,433
Depreciation and amortization	52,854	43,536	35,226	9,789	8,294	9,134

	250,853	239,617	121,559	29,360	88,191	67,658

Income (loss) from operations	59,954	40,873	13,713	(4,192)	(38,836)	33,102
Other expense	—	—	(306)	—	—	—
Interest (expense) income, net	(25,771)	(31,786)	(38,395)	(12,093)	30	1,562
Change in fair value of contingent liabilities	2,645	(292)	(60)	—	—	—
Loss on redemption of senior secured notes	—	(16,629)	—	—	—	—

Income (loss) before income taxes	36,828	(7,834)	(25,048)	(16,285)	(38,806)	34,664
Income tax expense (benefit)	7,497	5,588	(3,651)	(6,509)	(4,222)	15,043

Net income (loss)	$29,331	$(13,422)	$(21,397)	$(9,776)	$(34,584)	$19,621

Other Financial Data:
Basic and diluted net income (loss) per share:
Basic	$0.29	$(0.14)	$(0.30)	$(0.22)	$(1.83)	$1.04
Diluted	0.29	(0.14)	(0.30)	(0.22)	(1.83)	1.01
Weighted average common shares outstanding:
Basic	99,985,782	94,160,687	71,494,223	43,692,073	18,862,259	18,848,125
Diluted	100,831,459	94,160,687	71,494,223	43,692,073	18,862,259	19,498,209

Adjusted EBITDA(4)	$123,137	$135,438	$71,263	$10,533	$26,534	$55,653

Cash Flow Data:
Net cash provided by operating activities	$77,281	$48,315	$31,236	$14,233	$25,288	$42,650
Net cash used in investing activities	(45,334)	(95,712)	(359,405)	(506,128)	(13,600)	(119,779)
Net cash (used in) provided by financing activities	(4,741)	(11,797)	366,165	569,585	1,567	(1,874)
Balance Sheet Data:
Cash and cash equivalents	$83,590	$56,213	$115,630	$77,690	$59,310	$46,055
Working capital	102,534	87,681	65,141	27,736	60,754	48,874
Intangible assets, net	382,732	378,240	365,745	224,372	76,533	83,347
Goodwill	602,173	595,522	559,168	349,749	101,886	101,856
Total assets	1,160,150	1,137,412	1,125,627	706,368	289,640	270,750
Total stockholder’s equity	828,151	788,462	626,056	323,240	237,927	248,430

(1)	Includes the acquired assets and liabilities of Trouve Media, Inc. and InsWeb Corporation from respective dates of acquisition.
(2)	Includes the acquired stock of NetQuote Holdings, Inc. (owner of NetQuote) and CreditCards.com, Inc. (owner of CreditCards.com), and acquired assets and liabilities of InfoTrak National Data Services (owner of InfoTrak), Jim Wang Enterprises, LLC (owner of Bargaineering) and InsuranceQuotes.com Development, LLC (owner of InsuranceQuotes) from respective dates of the acquisition.
(3)	Includes the acquired assets and liabilities of Blackshore Properties, Inc. (owner of Bankaholic), LinkSpectrum Co. (owner of CCG), InsureMe, Inc. (owner of InsureMe) and Lower Fees (owner of Fee Disclosure) from the respective dates of acquisition.

(4)	Adjusted EBITDA represents income from operations (before consideration of income taxes, interest, loss on redemption of senior secured notes and other expense) adjusted to exclude legal settlement, acquisition, offering and related expenses and related party fees, restructuring charges, stock-based compensation and depreciation and amortization. Adjusted EBITDA is a supplemental measure of our performance and is not a measurement of our performance under GAAP and should not be considered as an alternative to net income or other performance measures derived in accordance with GAAP, or as an alternative to cash flow from operating activities as a measure of our liquidity. Management believes that the presentation of Adjusted EBITDA provides useful information to investors regarding our results of our operations because it assists in analyzing and benchmarking the performance and value of our business. Our determination of Adjusted EBITDA may differ from the way other companies may calculate Adjusted EBITDA. The following table reconciles the Company’s income from operations to Adjusted EBITDA.

	Successor				Predecessor
(In thousands)	2012	2011	2010	Period from July 17, 2009 through December 31, 2009	Period from January 1, 2009 through August 24, 2009	2008
Income from operations, GAAP basis	$59,954	$40,873	$13,713	$(4,192)	$(38,836)	$33,102
Legal settlements	874	—	1,646	—	—	—
Acquisition, offering and related expenses and related party fees	335	44,248	17,390	4,936	34,562	—
Restructuring charges	—	1,272	3,288	—	—	—
Stock-based compensation	9,120	5,509	—	—	22,514	13,417
Depreciation and amortization	52,854	43,536	35,226	9,789	8,294	9,134

Adjusted EBITDA	$123,137	$135,438	$71,263	$10,533	$26,534	$55,653

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our results of operations and financial condition with the financial statements and related notes included elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs, and that involve numerous risks and uncertainties, including, but not limited to, those described in the “Cautionary Statement Concerning Forward-Looking Statements” and “Risk Factors” sections of this Annual Report and in the materials referenced therein. Actual results may differ materially from those contained in any forward-looking statements. See “Cautionary Statement Concerning Forward-Looking Statements” and “Risk Factors.”

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

We generate revenue through the sale of leads in the credit card and insurance vertical categories. Through our Nationwide Card Services, CreditCardGuide.com, and CreditCards.com brands, we sell leads to credit card issuers. Through our InsWeb, InsureMe.com and NetQuote brands, we sell leads to insurance agents and insurance carriers. We generate revenue on a per-lead basis based on the actual number of qualified insurance leads generated, and on a per-action basis for credit card applications (i.e., upon approval or completion of an application). Leads are generated not only organically within the Bankrate network of websites, but also through our various affiliate networks, via co-brands, and through display advertisements. We sell to advertisers targeting a specific audience in a city or state and also to national advertisers targeting the entire country.

Advertisers that are listed in our mortgage and deposit rate tables have the opportunity to hyperlink their listings. Additionally, advertisers can buy hyperlinked placement within our qualified insurance listings. By clicking on the hyperlink, users are taken to the advertiser’s website. We typically sell our hyperlinks on a per-click pricing model. Under this arrangement, advertisers pay Bankrate a specific, pre-determined cost each time a consumer clicks on that advertiser’s hyperlink or phone icon (usually found under the advertiser’s name in the rate or insurance table listings). All clicks are screened for fraudulent characteristics in accordance with IAB advertising standards by either an independent third party vendor (for our mortgage and deposit products) or internally (for our insurance products) and then charged to the customer’s account.

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

Lead generation, display advertisements and hyperlink listings, which we refer to as online revenue, represented approximately 98% of our revenue for the fiscal years ended December 31, 2012 and 2011. We also derive revenue through the sale of print advertisements and the distribution (or syndication) of our editorial content, which we refer to as print publishing and licensing revenue.

Significant Developments

Acquisitions Fiscal Year 2012

During the fiscal year ended December 31, 2012, the Company acquired certain assets and liabilities of certain entities for an aggregate purchase price of $52.7 million, including $20.8 million in potential earn out consideration. These certain entities are individually and in the aggregate immaterial to the Company’s net assets and operations. All acquisitions were accounted for as purchases and are included in the Company’s consolidated results from their acquisition dates. The Company recorded $6.7 million in goodwill and $46.0 million in intangible assets related to these acquisitions consisting of $33.7 million of trademarks and URLs, $8.0 million of affiliate network, $4.0 million of customer relationships and $0.3 million of developed technology.

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

Revenue

The amount of advertising we sell is a function of (1) the number of visitors to our online network and our affiliates’ websites, (2) the number of ad pages we serve to those visitors, (3) the click through rate of visitors on hyperlinks, (4) the number of advertisements per page, (5) the rate at which consumers apply for and are approved for financial product offerings, and (6) advertiser demand.

Display Advertising Revenue

We sell display advertisements on our online network consisting primarily of leaderboards, banners, badges, islands, posters, and skyscraper advertisements. We typically charge for these advertisements based on the number of times the advertisement is displayed.

Hyperlink Revenue

We also sell hyperlinks (e.g., in our interest rate or insurance table listings) on our online network on a cost-per-click and cost-per-call basis. We generate revenue upon our delivery of qualified and reported click-throughs to our advertisers from a hyperlink in a rate or insurance rate table listing and qualified phone calls. These advertisers pay us a designated transaction fee for each click-through or phone call, which occurs when a user clicks on any of their advertisement listings or makes a phone call to the advertiser. Each phone call or click-through on an advertisement listing represents a completed transaction once it passes our filtering and validation process.

Lead Generation Revenue

We also generate revenue by delivering measurable online marketing results to our clients in the credit card and personal insurance vertical categories. These results are typically in the form of qualified leads or clicks, resulting from consumers submitting an application for a credit card, or consumers being contacted regarding a quote for a personal insurance product. These qualified leads are generated from our marketing activities on our websites or on third party websites with whom we have relationships. For credit cards, clients primarily pay us for leads that they can convert into customers. For personal insurance products, clients pay us on a per lead basis whether or not they convert into customers.

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

Marketing

Marketing expenses represent expenses associated with expanding brand awareness of our products and services to consumers and include search engine marketing (“SEM”) expense, print and Internet advertising, marketing and promotion costs including email marketing and telephone marketing, and stock-based compensation expense.

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

Acquisition, Offering and Related Expenses and Related Party Fees

Acquisition, offering and related expenses and related party fees represent direct expenses incurred as a result of the Bankrate Acquisition, expenses related to our acquisitions, fees associated with our various offerings (the June 2011 Initial Public Offering, the Senior Secured Notes exchange offer, the December 2011 Secondary Offering, etc.) and advisory fees to our shareholders. Related party fees are described in Note 14 of the Notes to Consolidated Financial Statements.

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

Allowance for Doubtful Accounts Receivable

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to make required payments. We look at historical write-offs and sales growth when determining the adequacy of the allowance. This estimate is inherently subjective because our estimates may be revised as more information becomes available. Should the financial condition of our customers deteriorate, resulting in an impairment of their ability to make payments, or if the level of accounts receivable increases, the need for possible additional allowances may be necessary. Any additions to the allowance for doubtful accounts are recorded as bad debt expense and included in general and administrative expenses. During the years ended December 31, 2012, 2011 and 2010 we charged approximately $840,000, $2.7 million and $776,000, respectively, to bad debt expense. During the year ended December 31, 2012 and 2011 we wrote off (net of recoveries) approximately $1.7 million and $2.1 million, respectively of accounts deemed uncollectible. During the year ended December 31, 2010 we recovered (net of write-offs) $38,000.

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

We performed impairment evaluations in 2012 and 2011, and concluded that there was no impairment of long lived assets including intangible assets with finite lives.

Acquisition Accounting

We completed the acquisition of numerous businesses and websites between 2010 and 2012. The acquisition method of accounting requires companies to assign values to assets and liabilities acquired based upon their fair values. In most instances, there is not a readily defined or listed market price for individual assets and liabilities acquired in connection with a business, including intangible assets. The determination of fair value for assets and liabilities in many instances requires a high degree of estimation. The valuation of intangibles assets, in particular, is very subjective. We generally use internal cash flow models. The use of different valuation techniques and assumptions can change the amounts and useful lives assigned to the assets and liabilities acquired, including goodwill and other intangible assets and related amortization expense. We applied ASC 805, Business Combinations to all business combinations.

Contingencies

As discussed in Note 11 to our consolidated financial statements, included elsewhere in this Annual Report, various legal proceedings are pending against us. We record provisions in the consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. Except as discussed in Note 11, at the present time, while it is reasonably possible that an unfavorable outcome in a case may occur, (i) management has concluded that it is not probable that a loss has been incurred; (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome; and (iii) accordingly, management has not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any. Legal defense costs are expensed as incurred.

Revenue Recognition

Online advertising is the sale of advertising, sponsorships, hyperlinks, and lead generation within our online network through our owned and operated sites, such as Bankrate.com, CreditCards.com,Interest.com, CreditCardGuide.com, InsuranceQuotes.com, CarInsurance Quotes.com and AutoInsuranceQuotes.com. The print publishing and licensing business is primarily engaged in the sale of advertising in the Mortgage Guide and CD & Deposit Guide rate tables, newsletter subscriptions, and licensing of research information.

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

Hyperlink Revenue

We recognize hyperlink revenue monthly for each link based on the number of clicks at the cost-per-click contracted for during an auction bidding process for our insurance products and at a fixed cost-per-click for our mortgage and deposit products. Additionally, we recognize revenue based on the number of calls at a contracted rate per-call.

Lead Generation Revenue

For credit cards, clients primarily pay us for leads that they can convert into customers. For credit card issuers that pay on a per approved application basis, revenue is earned and recognized monthly in the month when a credit card application is approved for issuance and is based on the number of approvals reported by the advertiser, subject to our verification. For customers that pay on a per-application or per-click-through basis, revenue is recognized monthly in the month such activity is completed. For personal insurance products, clients pay us on a per lead basis whether or not they convert into customers. Revenue is recognized from each lead at the time the consumer information is delivered to the insurance customer and the Company has no further obligation to the consumer or insurance customer, net of eligible credits. We have also entered into revenue sharing arrangements with our vertical content partners based on the revenue earned from their visitors.

Revenue is recorded at gross amounts and partnership payments are recorded in cost of revenue, pursuant to the provisions of ASC Topic 605-45, Revenue Recognition – Principal Agent Considerations.

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

Stock-Based Compensation

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

We estimated the expected term of outstanding stock options by taking the average of the vesting term and the contractual term of the option, as illustrated in ASC 718, Compensation—Stock Compensation. We used the simplified method to estimate the expected term for employee stock option grants as adequate historical experience was not available to provide a reasonable estimate. We estimated the volatility of our common stock by using an average of historical stock price volatility of publicly traded entities that are considered peers to Bankrate in accordance with ASC 718. The decision to use a weighted average volatility factor of a peer group was based upon the relatively short period of availability of data on actively traded options on our common stock. We based the risk-free interest rate used in the option pricing model on U.S. Treasury constant maturity issues having remaining terms similar to the expected terms of the options. We did not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model. We were required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We used historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that were expected to vest. All stock-based payment awards were amortized on a straight-line basis over the requisite service periods, which was generally the vesting period.

If factors had changed and we had employed different assumptions for estimating stock-based compensation expense in future periods or if we had decided to use a different valuation model, the future periods may have differed significantly from what we recorded in the current period and could have materially affected our results.

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

The following table displays our results for the respective periods expressed as a percentage of total revenue.

	Fiscal year ended
	December 31, 2012	December 31, 2011	December 31, 2010
Statement of Operations Data:
Revenue	100%	100%	100%
Cost of revenue (excludes depreciation and amortization)	32%	34%	39%

Gross margin	68%	66%	61%

Operating expenses:
Sales	3%	3%	4%
Marketing	28%	20%	11%
Product development	4%	4%	4%
General and administrative	8%	9%	10%
Legal settlements	0%	0%	1%
Acquisition, offering and related expenses and related party fees	0%	10%	8%
Restructuring charges	0%	0%	1%
Impairment charges	0%	0%	0%
Depreciation and amortization	12%	10%	16%

	55%	56%	55%

Income from operations	13%	10%	6%
Interest and other expenses, net	-6%	-8%	-18%
Change in fair value of contingent acquisition consideration	1%	0%	0%
Loss on early extinguishment of senior secured notes	0%	-4%	0%

Income (loss) before income taxes	8%	-2%	-12%
Income tax expense (benefit)	2%	1%	-2%

Net income (loss)	6%	-3%	-10%

Revenue

	Fiscal year ended
(In thousands)	December 31, 2012	December 31, 2011	December 31, 2010
Online(1)	$449,061	$416,021	$213,579
Print publishing	8,103	8,179	7,019

Total revenue	$457,164	$424,200	$220,598

(1)	Consists of display advertising, hyperlink and lead generation.

Cost of Revenue (excludes depreciation and amortization) and Gross Margin

	Fiscal year ended
(In thousands)	December 31, 2012	December 31, 2011	December 31, 2010
Revenue	$457,164	$424,200	$220,598
Cost of revenue (excludes depreciation and amortization)	146,357	143,710	85,326

Gross margin	$310,807	$280,490	$135,272

Gross margin as a percentage of revenue	68%	66%	61%

Fiscal Year Ended December 31, 2012 Compared to Fiscal Year Ended December 31, 2011

Revenue

Total revenue was $457.2 million and $424.2 million for the fiscal years ended December 31, 2012 and 2011, respectively, representing an increase of 7.8%, due to the reasons set forth below.

Display advertising revenue increased by $6.8 million for the fiscal year ended December 31, 2012 compared to the same period in 2011, which was driven by the increase in sold impressions ($6.6 million impact), and an increase in cost per impressions yield per page ($0.2 million impact).

Hyperlink revenue increased by $43.4 million for the fiscal year ended December 31, 2012 compared to the same period in 2011, due to an increase in the number of clicks and calls ($29.9 million impact) and an increase in the overall rate ($13.5 million impact). The growth in click volume was across all products including insurance, mortgage and deposits. The increase in the overall rate was driven primarily by increased rates in mortgage and deposit products.

Per approved lead and per application lead generation revenue combined decreased by $17.1 million for the fiscal year ended December 31, 2012 compared to the same period in 2011. The overall decrease consisted of a blend of insurance lead revenue increasing by approximately 6.2% while card product revenue decreased by approximately 16.2%, as a result of a decline in marketing activities and spend on the part of the credit card issuers. In addition, the Company moved to substantially reduce lower quality affiliate insurance leads primarily during the second half of 2012 and boost the overall quality and conversion of its insurance products. Although insurance lead revenue was up by approximately 6.2% for the entire year, these actions led to a decline in insurance lead revenue towards the end of the year. The Company believes these actions will benefit the Company over time through carrier and agent growth resulting from higher quality products, which we believe will drive higher monetization and growth in the business.

Cost of Revenue (excludes depreciation and amortization) and Gross Margin

Cost of revenue for the fiscal year ended December 31, 2012 of $146.4 million was $2.6 million higher than the same period in 2011. The Company incurred $1.6 million more in distribution payments to our online partners and affiliates as a result of higher online revenue on affiliate sites and $898,000 in higher compensation. The Company also incurred $599,000 for stock-based compensation expense for the fiscal year ended December 31, 2012 and $445,000 for the same period in 2011. Our gross margin for the fiscal year ended December 31, 2012 was 68%, compared to 66% for the same period in 2011, increasing primarily due to higher share of direct traffic to insurance lead business and growth in margin in cost-per-click and display business.

Operating Expenses

Sales

Sales expenses for the fiscal year ended December 31, 2012 of $16.1 million were approximately $3.1 million higher than the same period in 2011, primarily due to $1.2 million in higher compensation and $902,000 in higher contract labor costs, and $488,000 in higher stock-based compensation expense.

Marketing

Marketing expenses for the fiscal year ended December 31, 2012 of $126.2 million were $40.2 million higher than the same period in 2011. The increase is due to the Company incurring an additional $38.1 million in SEM expense to drive higher online revenue, $863,000 in higher compensation and $493,000 in higher stock-based compensation expense.

Product Development

Product development costs for the fiscal year ended December 31, 2012 of $17.0 million were approximately $2.2 million higher than the comparable period in 2011, primarily due to $1.9 million in higher compensation and $507,000 of higher stock-based compensation expense offset by lower outside labor costs of $237,000.

General and Administrative

General and administrative expenses for the fiscal year ended December 31, 2012 of $37.4 million were $769,000 higher than the same period in 2011, due primarily to increases of $3.5 million in professional fees, $2.0 million in stock-based compensation, $792,000 in bank fees and insurance premiums and $504,000 in business taxes, offset by decreases of $4.7 million in compensation primarily related to incentive compensation and $1.8 million in bad debt expense.

Acquisition, Offering and Related Expenses and Related Party Fees

Acquisition, offering and related expenses and related party fees for the fiscal year ended December 31, 2012 were $335,000 as compared to $44.2 million for the same period in 2011. Acquisition, offering and related expenses and related party fees for the fiscal year ended December 31, 2012 were primarily related to the adjustment of over accrued estimates recorded in 2011 for costs incurred in connection with our Initial Public Offering, Secondary Offering and transition services for the InsWeb acquisition. The acquisition, offering and related expenses and related party fees for the same period in 2011 were primarily related to costs associated with our Initial Public Offering, Secondary Offering, the acquisition of InsWeb and advisory fees to shareholders.

Restructuring Charges

There were no restructuring costs incurred for the fiscal year ended December 31, 2012 compared to $1.3 million incurred during the year ended December 31, 2011, incurred as a result of terminating and relocating employees primarily related to the acquisition of InsWeb.

Depreciation and Amortization

Depreciation and amortization expense for the fiscal year ended December 31, 2012 of $52.9 million was $9.3 million higher than the same period in 2011 due to a $7.8 million increase in amortization expense resulting primarily from intangibles acquired during the year ended December 31, 2012.

Interest and Other Expenses, net

Interest and other expenses, net for the fiscal year ended December 31, 2012 primarily consists of expenses associated with the Senior Secured Notes, partially offset by other income and de minimis interest earned on cash and cash equivalents. Interest and other expenses, net for the fiscal year ended December 31, 2012 was $25.8 million, which primarily consisted of $22.9 million for the Senior Secured Notes and $2.5 million for amortization of deferred financing costs on the Senior Secured Notes and line of credit and original issue discount on the Senior Secured Notes, partially offset by de minimis interest and other income.

Interest and other expenses, net for the fiscal year ended December 31, 2011 was $31.8 million, which primarily consisted of $29.1 million for the Senior Secured Notes, and $2.7 million of amortization of deferred financing costs and original issue discount partially offset by de minimis interest earned on cash and cash equivalents.

Change in Fair Value of Contingent Acquisition Consideration

Change in fair value of contingent acquisition consideration for the fiscal year ended December 31, 2012 was a decrease of $2.6 million compared to an increase of $292,000 for the same period in 2011 as a result of lower than expected results of acquired businesses.

Loss on Early Extinguishment of Senior Secured Notes

Loss on early extinguishment of senior secured notes for the fiscal year ended December 31, 2012 was zero as compared to $16.6 million for the year ended December 31, 2011 for the early extinguishment of $105 million of Senior Secured Notes.

Income Tax Expense

Our income tax expense for the fiscal year ended December 31, 2012 of $7.5 million was $1.9 million higher than our income tax expense of $5.6 million for the fiscal year ended December 31, 2011. Our effective tax rate changed from approximately (71)% during the fiscal year ended December 31, 2011 to approximately 20% in the same period in 2012 due to a tax benefit resulting from an IRS settlement and related reversals of uncertain tax positions during the fiscal year ended December 31, 2012 compared to non-deductible costs and accruals for uncertain tax positions incurred during the fiscal year ended December 31, 2011.

Fiscal Year Ended December 31, 2011 Compared to Fiscal Year Ended December 31, 2010

Revenue

Total revenue was $424.2 million and $220.6 million for the years ended December 31, 2011 and December 31 2010, respectively, representing an increase of 92% (an increase of 49% excluding the impact of the acquisitions completed after March 31, 2010), due to the reasons set forth below.

Display advertising revenue increased by $380,000 for the year ended December 31, 2011 compared to the same period in 2010, which was driven by an increase in page views, and a decrease in cost per impressions yield per page.

Hyperlink revenue increased by $19.2 million for the year ended December 31, 2011 compared to the same period in 2010, due to an increase in the number of clicks ($32.4 million impact) and a decrease in the overall rate ($13.2 million impact), as a result of the launch of our new insurance hyperlink products, which has a slightly lower price point versus our other products. Our rates for mortgage and deposit products increased and our rates for insurance clicks rose steadily during 2011 since we launched our new products.

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

Cost of Revenue (excludes depreciation and amortization) and Gross Margin

Cost of revenue for the year ended December 31, 2011 of $143.7 million was $58.4 million, or 68%, higher than the year ended December 31, 2010 (an increase of 52% excluding the impact of acquisitions), primarily due to a $54.6 million increase in distribution payments to our online partners and affiliates, a $1.1 million increase in compensation, a $992,000 increase in distribution payments to our print partners and affiliates, and a $434,000 increase in freelance expense as well as $446,000 in stock-based compensation that was recognized in 2011 as compared to $0 of stock-based compensation in the same period in 2010. Our gross margin for the year ended December 31, 2011 was 66%, compared to 61% for the year ended December 31, 2010, increasing primarily due to the higher per approved lead revenue, which has a higher gross profit margin as a result of higher organic traffic.

Operating Expenses

Sales

Sales expenses for the year ended December 31, 2011 of $13.0 million were $4.4 million higher than the year ended December 31, 2010, primarily due to $2.0 million increase in compensation and $959,000 increase in sales commissions as well as $899,000 of stock-based compensation that was recognized in 2011 as compared to $0 of stock-based compensation expense in the same period in 2010.

Marketing

Marketing expenses for the year ended December 31, 2011 of $86.1 million, were $62.4 million higher than the year ended December 31, 2010, primarily due to $61.9 million increase in direct marketing expense as well as $520,000 of stock-based compensation that was recognized in 2011 as compared to $0 of stock-based compensation expense in the same period in 2010.

Product Development

Product development costs for the year ended December 31, 2011 of $14.9 million were $6.1 million higher than the comparable period in 2010, primarily due to $2.0 million in higher compensation, $1.2 million increase in higher IT related expenses, a $526,000 increase in contract labor and $325,000 increase in web analytics as well as $985,000 of stock-based compensation that was recognized in 2011 as compared to $0 of stock-based compensation expense in the same period in 2010.

General and Administrative

General and administrative expenses for the year ended December 31, 2011 of $36.7 million, were $13.7 million higher than the year ended December 31, 2010, due to $3.4 million increase in compensation, $2.7 million increase in management bonus expense, $1.9 million increase in bad debt expense, $953,000 increase in professional fees, $472,000 increase in rent expense, $437,000 increase in bank fees and $425,000 increase in insurance premiums, as well as $2.7 million in stock-based compensation expense that was recognized in 2011 as compared to $0 of stock-based compensation expense in the same period in 2010.

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

Depreciation and Amortization

Depreciation and amortization expense for the year ended December 31, 2011 of $43.5 million was $8.3 million higher than the year ended December 31, 2010 due to the impact of the acquisitions made during 2010, which resulted in significantly higher intangible asset balances and related amortization expense.

Interest and Other Expenses, net

Interest expense for the year ended December 31, 2011 was $31.8 million, approximately $6.9 million lower than interest expense of $38.7 million for the year ended December 31, 2010. Interest expense for the year ended December 31, 2011 primarily consisted of $29.1 million for the Senior Secured Notes. The decline is attributable to the redemption of $105 million of the Senior Secured Notes in June 2011.

Change in Fair Value of Contingent Acquisition Consideration

Change in fair value of contingent acquisition consideration for the fiscal year ended December 31, 2011 was an increase of $292,000, compared to $60,000 for the same period in 2010 due to additional acquisitions made during the year that included contingent consideration.

Loss on Early Extinguishment of Senior Secured Notes

Loss on early extinguishment of Senior Secured Notes for the fiscal year ended December 31, 2011 was $16.6 million on the early extinguishment of $105 million of Senior Secured Notes.

Income Tax Expense

The change in our effective tax rate from approximately 15% during the year ended December 31, 2010 to approximately (71%) in the year ended December 31, 2011 was primarily due to the non-deductibility of certain acquisition and offering expenses and an increase in the reserve for uncertain tax positions which impacts the tax provision.

Liquidity and Capital Resources

	December 31,
(In thousands)	2012	2011	Change
Cash and cash equivalents	$83,590	$56,213	$27,377
Working capital	$102,534	$87,681	$14,853
Stockholders’ equity	$828,151	$788,462	$39,689

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

As of December 31, 2012, we had working capital of $102.5 million and our primary commitments were normal working capital requirements and $10.6 million in accrued interest for the Senior Secured Notes. In addition, we have commitments for potential earn out obligations related to past acquisitions totaling $17.2 million as of December 31, 2012.

As of December 31, 2011, we had working capital of $87.7 million and our primary commitments were normal working capital requirements and $10.6 million in accrued interest for the Senior Secured Notes.

We assess acquisition opportunities as they arise. Financing may be required if we decide to make additional acquisitions or if we are required to make any earnout payments to which the former owners of our acquired businesses may be entitled. There can be no assurance, however, that any such opportunities may arise, or that any such acquisitions may be consummated. Additional financing may not be available on satisfactory terms or at all when required.

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

Interest accrues daily and is payable in arrears for both base rate and Eurodollar loans. For base rate loans, interest is payable on the last business day of March, June, September and December. For Eurodollar loans interest is calculated based on elected interest periods of one, two, three or twelve months (or, if each affected lender so agrees, nine or twelve months) and payable, as applicable, at the end of each one-month, two-month or, if the applicable interest period is three months or longer, three-month interval. As of December 31, 2012, we had no amount outstanding under the Revolving Credit Facilities and we were in compliance with all required covenants.

Senior Secured Notes

As of December 31, 2012, we had approximately $193.9 million in Senior Secured Notes outstanding for which interest is accrued daily on the outstanding principal amount at 11 3/4% and is payable semi-annually, in arrears, on July 15th and January 15th in cash. The Senior Secured Notes are due July 15, 2015. Accrued interest on the Senior Secured Notes as of December 31, 2012 is approximately $10.6 million. Refer to Note 12 in the Notes to Consolidated Financial Statements for a further description of the Senior Secured Notes.

Operating Activities

During the fiscal year ended December 31, 2012, operating activities provided cash of $77.3 million. Our net income of $29.3 million was adjusted for depreciation and amortization of $52.9 million, bad debt expense of $840,000, deferred income taxes of $2.7 million, amortization of deferred financing costs and original issue discount of $2.5 million, stock-based compensation expense of $9.1 million, change in fair value of contingent acquisition consideration of $2.6 million and a net negative change in the components of operating assets and liabilities of $17.5 million. This negative change in operating assets and liabilities resulted in part from a

$7.7 million decrease in accounts receivable, an $11.1 million increase in prepaid expenses and other assets, a $2.4 million decrease in deferred revenue, $5.6 million decrease in accrued expenses, $4.9 million decrease in other liabilities, and a $1.2 million decrease in accounts payable.

During the year ended December 31, 2011, we generated $48.3 million of cash in operating activities. Our net loss of $13.4 million was adjusted for depreciation and amortization of $43.5 million, bad debt expense of $2.7 million, amortization of deferred financing costs and original issue discount of $2.4 million, stock-based compensation expense of $5.5 million, loss on redemption of Senior Secured Notes of $16.6 million and a net negative change in the components of operating assets and liabilities of $14.1 million. This negative change in operating assets and liabilities resulted in part from a $16.1 million increase in accounts receivable, a decrease in accounts payable of $4.2 million, a decrease in deferred revenue of $1.4 million, a decrease in other liabilities of $5.0 million primarily due to interest accrued less interest paid on the Senior Secured Notes, offset by a $9.4 million increase in accrued expenses and a decrease of $3.3 million in prepaid expenses and other assets.

During the year ended December 31, 2010, we generated $31.2 million of cash from operating activities, net of payments of $25.5 million in interest related to certain notes held by shareholders. Our net loss of $21.4 million was adjusted for depreciation and amortization of $35.2 million primarily for intangible assets from the Bankrate Acquisition and the acquisitions made during 2010, bad debt expense of $776,000, a net decrease in deferred income taxes of $7.6 million and a net positive change in the components of operating assets and liabilities of $22.4 million. This positive change in operating assets and liabilities resulted in part from a $23.8 million decrease in prepaid expenses and other assets, mostly related to income tax receivables; a $3.1 million decrease in accrued expenses; an $11.1 million increase in accounts receivable; a $4.1 million increase in deferred revenue; and an $8.6 million increase in accounts payable and other liabilities.

Investing Activities

For the fiscal year ended December 31, 2012, cash flows used in investing activities was $45.3 million and includes $31.4 million of cash used for business acquisitions and $13.6 million for purchases of furniture, fixtures, equipment and capitalized website development costs.

For the year ended December 31, 2011, cash flows used in investing activities was $95.7 million and includes $89.5 million of cash used for business acquisitions and $6.2 million for purchases of furniture, fixtures, equipment and capitalized website development costs.

For the year ended December 31, 2010, cash flows used in investing activities was $359.4 million and includes $355.2 million of cash used for business acquisitions of and $4.5 million for purchases of furniture, fixtures, equipment and capitalized website development costs.

Financing Activities

For the fiscal year ended December 31, 2012, cash used in financing activities was $4.7 million and includes $5.6 million of cash used for acquisition earn outs and contingent liabilities and $591,000 for the purchase of company stock, offset by $1.5 million in proceeds from the issuance of common stock.

For the year ended December 31, 2011, cash flows used in financing activities was $11.8 million, which consisted primarily of $61.3 million in payments to dissenting stockholders of the Bankrate Acquisition, $117.3 million for the repurchase of a portion of the Senior Secured Notes, $3.0 million for the deferred financing costs related to the Revolving Credit Facility and $576,000 for acquisition earnouts, partially offset by $170.3 million in proceeds from the issuance of common stock, net of costs.

For the year ended December 31, 2010, cash flows from financing activities was $366.2 million, which consisted of $285.7 million related to the issuance of the Notes and net of discount upon issuance and financing costs, $100.2 million related to the issuance of common stock offset by $13.6 million in payments of acquisition earnouts and contingent liabilities and payments made to dissenting stockholders of the Bankrate Acquisition of $6.1 million.

Contractual Obligations

The following table represents the amounts due under the specified types of contractual obligations as of December 31, 2012:

(In thousands)	Payments Due Less Than One Year	One To Three Years	Three To Five Years	More Than Five Years	Total
Capital lease obligations	$43	$36	$—	$—	$79
Operating lease obligations(1)	2,843	3,970	1,725	1,540	10,078
Purchase obligations(2)	744	117	—	—	861
Long-term debt(3)	22,913	240,826	—	—	263,739

	$26,543	$244,949	$1,725	$1,540	$274,757

(1)	Includes our obligations under existing operating leases.
(2)	Represents base contract amounts for Internet hosting, co-location, content distribution and other infrastructure costs.
(3)	Represents interest and principal payments on the Notes.

Additionally as of December 31, 2012, we have approximately $9.6 million accrued for uncertain tax positions, excluding estimated interest and penalties, included in other liabilities as we cannot determine when (or if) any tax payments will ultimately be paid. We also have approximately $5.0 million in other current liabilities and $12.2 in other liabilities accrued for contingent acquisition consideration as of December 31, 2012.

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

Interest Rate Risk

The primary objective of our investment strategy is to preserve principal while maximizing the income we receive from investments without significantly increasing risk. To minimize this risk, to date we have maintained our portfolio of cash equivalents in short-term and overnight investments that are not subject to market risk, as the interest paid on such investments fluctuates with the prevailing interest rates. As of December 31, 2012, all of our cash equivalents mature in less than three months.

None of our outstanding debt as of December 31, 2012 was subject to variable interest rates as we did not have an outstanding balance for borrowed money under our Revolving Credit Facilities as of December 31, 2012. Interest under the Revolving Credit Facilities accrues at variable rates based, at our option, on the Alternate Base Rate (as defined in the Revolving Credit Facilities) plus a margin of between 2% and 2.25%, or at the LIBOR rate plus a margin of between 3.00% and 3.25%, depending on certain criteria. Our fixed interest rate debt includes $195.0 million of the Senior Secured Notes in the aggregate principal amount.

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

Management’s Report on Internal Control Over Financial Reporting

Bankrate’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Bankrate’s management assessed the effectiveness of Bankrate’s internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of the assessment, Bankrate’s management concluded that Bankrate’s internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of Bankrate’s internal control over financial reporting as of December 31, 2012 has been audited by Grant Thornton LLP, Bankrate’s independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

/s/ Thomas R. Evans	/s/ Edward J. DiMaria
Thomas R. Evans	Edward J. DiMaria
President and Chief Executive Officer	Senior Vice President—Chief Financial Officer
March 1, 2013	March 1, 2013

Report of Independent Registered Public Accounting Firm

Boards of Directors and Stockholders

Bankrate, Inc.

We have audited the accompanying consolidated balance sheets of Bankrate, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bankrate, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2013 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Fort Lauderdale, Florida

March 1, 2013

Report of Independent Registered Public Accounting Firm

Boards of Directors and Stockholders

Bankrate, Inc.

We have audited the internal control over financial reporting of Bankrate, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2012, and our report dated March 1, 2013 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Fort Lauderdale, Florida

March 1, 2013

Bankrate, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2012	December 31, 2011
Assets
Cash and cash equivalents	$83,590	$56,213
Accounts receivable, net of allowance for doubtful accounts of $658 and $1,534 at December 31, 2012 and 2011	52,598	60,543
Deferred income taxes	3,763	24,690
Prepaid expenses and other current assets	13,691	2,535

Total current assets	153,642	143,981
Furniture, fixtures and equipment, net of accumulated depreciation of $12,851 and $6,676 at December 31, 2012 and 2011	10,024	9,065
Intangible assets, net of accumulated amortization of $128,366 and $81,212 at December 31, 2012 and 2011	382,732	378,240
Goodwill	602,173	595,522
Other assets	11,579	10,604

Total assets	$1,160,150	$1,137,412

Liabilities and Stockholders’ Equity

Liabilities
Accounts payable	$8,227	$9,564
Accrued expenses	22,033	26,288
Deferred revenue and customer deposits	3,861	5,891
Accrued interest	10,588	10,588
Other current liabilities	6,399	3,969

Total current liabilities	51,108	56,300
Deferred income taxes	64,482	82,670
Senior secured notes, net of unamortized discount	193,943	193,613
Other liabilities	22,466	16,367

Total liabilities	331,999	348,950

Commitments and contingencies (Note 11)

Stockholders’ equity
Common stock, par value $.01 per share—300,000,000 shares authorized at December 31, 2012 and 2011; 100,097,969 shares and 99,992,000 shares issued at December 31, 2012 and 2011; 100,047,441 shares and 99,992,000 shares outstanding at December 31, 2012 and 2011	1,000	1,000
Additional paid-in capital	843,393	832,797
Accumulated deficit	(15,264)	(44,595)
Less: Treasury stock, at cost 50,528 and 0 shares at December 31, 2012 and 2011	(591)	—
Accumulated other comprehensive loss	(387)	(740)

Total stockholders’ equity	828,151	788,462

Total liabilities and stockholders’ equity	$1,160,150	$1,137,412

The accompanying notes are an integral part of these consolidated financial statements.

Bankrate, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands, except share and per share data)

	Fiscal year ended
	December 31, 2012	December 31, 2011	December 31, 2010
Revenue	$457,164	$424,200	$220,598
Cost of revenue (excludes depreciation and amortization)	146,357	143,710	85,326

Gross margin	310,807	280,490	135,272

Operating expenses:
Sales	16,114	12,980	8,624
Marketing	126,222	86,053	23,672
Product development	17,023	14,866	8,722
General and administrative	37,431	36,662	22,991
Legal settlements	874	—	1,646
Acquisition, offering and related expenses and related party fees	335	44,248	17,390
Restructuring charges	—	1,272	3,288
Depreciation and amortization	52,854	43,536	35,226

	250,853	239,617	121,559

Income from operations	59,954	40,873	13,713
Interest and other expenses, net	(25,771)	(31,786)	(38,701)
Change in fair value of contingent acquisition consideration	2,645	(292)	(60)
Loss on early extinguishment of senior secured notes	—	(16,629)	—

Income (loss) before income taxes	36,828	(7,834)	(25,048)
Income tax expense (benefit)	7,497	5,588	(3,651)

Net income (loss)	$29,331	$(13,422)	$(21,397)

Basic and diluted net income (loss) per share:
Basic	$0.29	$(0.14)	$(0.30)
Diluted	0.29	(0.14)	(0.30)
Weighted average common shares outstanding:
Basic	99,985,782	94,160,687	71,494,223
Diluted	100,831,459	94,160,687	71,494,223

Net income (loss)	$29,331	$(13,422)	$(21,397)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	353	—	(740)

Comprehensive income (loss)	$29,684	$(13,422)	$(22,137)

The accompanying notes are an integral part of these consolidated financial statements.

Bankrate, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock		Additional paid-in capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss—Foreign Currency Translation	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2009	56,901	$569	$332,447	$(9,776)	$—	$—	$323,240
Foreign currency translation, net of tax of $493	—	—	—	—	—	(740)	(740)
Debt converted to common stock	18,783	188	224,374	—	—	—	224,562
Common stock issued	11,696	117	100,274	—	—	—	100,391
Net loss	—	—	—	(21,397)	—	—	(21,397)

Balance at December 31, 2010	87,380	$874	$657,095	$(31,173)	$—	$(740)	$626,056
Restricted stock issued, net of cancellations	112	1	(1)	—	—	—	—
Common stock issued	12,500	125	170,194	—	—	—	170,319
Stock-based compensation	—	—	5,509	—	—	—	5,509
Net loss	—	—	—	(13,422)	—	—	(13,422)

Balance at December 31, 2011	99,992	$1,000	$832,797	$(44,595)	$—	$(740)	$788,462
Other comprehensive income, net of taxes	—	—	—	—	—	353	353
Treasury stock purchased	(32)	—	—	—	(591)	—	(591)
Restricted stock forfeited	(10)	—	—	—	—	—	—
Common stock issued	98	—	1,462	—	—	—	1,462
Stock-based compensation	—	—	9,120	—	—	—	9,120
Excess tax benefit	—	—	14	—	—	—	14
Net income	—	—	—	29,331	—	—	29,331

Balance at December 31, 2012	100,048	$1,000	$843,393	$(15,264)	$(591)	$(387)	$828,151

Bankrate, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal year ended
	December 31, 2012	December 31, 2011	December 31, 2010
Cash flows from operating activities
Net income (loss)	$29,331	$(13,422)	$(21,397)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	52,854	43,536	35,226
Provision for doubtful accounts receivable	840	2,681	776
Deferred income taxes	2,739	4,567	(7,561)
Amortization of deferred financing charges and original issue discount	2,510	2,395	1,191
Stock-based compensation	9,120	5,509	—
Excess tax benefit from stock-based compensation	(14)	—	—
Loss on redemption of senior secured notes	—	16,629	—
Change in fair value of contingent acquisition consideration	(2,645)	292	60
Loss on disposal of assets	47	188	570
Change in operating assets and liabilities, net of effect of business acquisitions
Accounts receivable	7,702	(16,120)	(11,120)
Prepaid expenses and other assets	(11,144)	3,321	23,832
Accounts payable	(1,208)	(4,217)	2,197
Accrued expenses	(5,614)	9,420	(3,060)
Other liabilities	(4,868)	(5,035)	6,440
Deferred revenue	(2,369)	(1,429)	4,082

Net cash provided by operating activities	77,281	48,315	31,236

Cash flows from investing activities
Purchases of furniture, fixtures and equipment and capitalized website development costs	(13,637)	(6,245)	(4,488)
Cash used in business acquisitions, net	(31,393)	(89,469)	(355,169)
Proceeds from sale of Savingforcollege.com	—	—	250
Restricted cash	(304)	2	2

Net cash used in investing activities	(45,334)	(95,712)	(359,405)

Cash flows from financing activities
Cash paid for acquisition earnouts and contingent liabilities	(5,626)	(576)	(13,583)
Debt issuance costs	—	(2,950)	(11,578)
Repurchase of senior secured notes	—	(117,337)	—
Purchase of Company common stock	(591)	—	—
Proceeds from issuance of common stock, net of costs	1,462	170,319	100,196
Proceeds from issuance of senior secured notes	—	—	297,231
Excess tax benefit from stock-based compensation	14	—	—
Proceeds from issuance of stockholder debt	—	—	40
Payments to dissenting stockholders	—	(61,253)	(6,141)

Net cash (used in) provided by financing activities	(4,741)	(11,797)	366,165
Effect of exchange rate on cash and cash equivalents	171	(223)	(56)

Net increase (decrease) in cash	27,377	(59,417)	37,940
Cash—beginning of year	56,213	115,630	77,690

Cash—end of year	$83,590	$56,213	$115,630

Supplemental disclosure of other cash flow activities
Cash paid for interest	$23,292	$35,186	$25,485
Cash paid (refunded) for taxes, net of refunds/payments	19,705	(222)	(14,876)
Supplemental disclosures of non-cash investing and financing activities
Contingent acquisition consideration	$20,800	$2,130	$—
Acquisition-related payables	1,400	532	1,785
Note payable to seller in Bargaineering.com acquisition	—	—	500
Debt converted to common stock	—	—	224,562
Promissory notes issued for common stock	—	—	195

The accompanying notes are an integral part of these consolidated financial statements.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

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

2011 Merger and Recapitalization

On June 21, 2011, Bankrate’s parent company at the time, BEN Holdings, Inc. (“Holdings”), a majority owned subsidiary of Ben Holdings S.à.r.l, merged with and into the Company with the Company surviving the merger (“2011 Merger”). In connection with the 2011 Merger, Holdings underwent an internal recapitalization in which all preferred and common shares of Holdings were exchanged for shares of a single series of common stock of Holdings (the “Recapitalization”). As a result of the Recapitalization and 2011 Merger, all preferred and common stock (other than restricted stock) of the Company were cancelled and all shares of common stock of Holdings were converted into common stock of the Company. Immediately following the Recapitalization and 2011 Merger, the Company had 87,500,000 shares of common stock issued and outstanding, including 120,135 shares of restricted stock. The surviving corporation in the 2011 Merger retained the name “Bankrate, Inc.” The 2011 Merger was accounted for as a common control merger and in a manner similar to a pooling of interests. Accordingly, Holdings and Bankrate were consolidated retroactively to the earliest period presented, using the historical cost basis of each entity. The common stock, per common share, and increase in authorized share amounts in these consolidated financial statements and notes to consolidated financial statements have been presented to retroactively reflect these transactions to the earliest period presented.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Bankrate, Inc., and subsidiaries NetQuote Holdings, Inc. (“NetQuote”), NetQuote Inc., CreditCards.com, Inc. (“CreditCards”), LinkOffers, Inc., CreditCards.com Limited (United Kingdom), Freedom Marketing Limited (United Kingdom), and Rate Holding Company (100% owner of Bankrate Information Consulting (Beijing) Co., Ltd.) after elimination of all intercompany accounts and transactions.

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

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 31, 2012

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

In the first quarter of 2012, Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2011-08, “Testing Goodwill for Impairment” became effective. ASU 2011-08 allows entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit (i.e., the first step of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not greater than the carrying amount, a quantitative calculation would not be needed. The adoption of ASU 2011-08 did not have a material impact on the company’s financial position, results of operations or cash flows.

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

Recently Issued Pronouncements, Not Adopted as of December 31, 2012

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

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires registrants to provide information about the amounts reclassified out of AOCL by component. In addition, an entity is required to present significant amounts reclassified out of AOCL by the respective line items of net income. ASU 2013-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company will reflect the impact of these amendments beginning with the Company’s Quarterly Report on Form 10-Q for the period

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 31, 2012

ending March 31, 2013. As the new standard does not change the current requirements for reporting net income or other comprehensive income in the financial statements, the Company’s financial position, results of operations or cash flows will not be impacted.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

We consider all highly liquid debt investments purchased with an original maturity of less than three months to be cash equivalents. The carrying value of these investments approximates fair value. As of December 31, 2012, our cash equivalents consisted of approximately $5.1 million of U.S. Treasury securities with 30-day maturities, approximately $1.4 million held in British pound sterling, approximately $76.9 million of operating cash subject to the $250,000 FDIC insured deposit limit, and $328,000 held in Renminbi in China.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to make required payments. We look at historical write-offs and sales growth when determining the adequacy of the allowance. Should the financial condition of our customers deteriorate, resulting in an impairment of their ability to make payments, or if the level of accounts receivable increases, the need for possible additional allowances may be necessary. Any additions to the allowance for doubtful accounts are recorded as bad debt expense and included in general and administrative expenses. During the years ended December 31, 2012, 2011 and 2010 we charged approximately $840,000, $2.7 million, and $776,000, respectively, to bad debt expense. During the years ended December 31, 2012 and 2011 we wrote off (net of recoveries) approximately $1.7 million and $2.1 million, respectively, of accounts deemed uncollectible. During the year ended December 31, 2010 we recovered (net of write-offs) $38,000.

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

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 31, 2012

Intangible Assets

Intangible assets consist primarily of domain names and URLs, customer relationships, affiliate relationships and developed technologies acquired in connection with the Bankrate Acquisition and our subsequent acquisitions in 2010, 2011 and 2012. Intangible assets are being amortized over their estimated useful lives on both straight-line and accelerate bases.

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

There was no impairment of long-lived assets including intangible assets with finite lives for the years ended December 31, 2012, 2011 and 2010.

Goodwill

In accordance with ASC 350, Intangibles—Goodwill and Other, we first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (a likelihood of more than 50%) that the fair value of our reporting unit is less than its carrying amount. We have determined that we have one segment and one reporting unit. We perform this assessment annually, on October 1st of each year, or more frequently, if facts and circumstances warrant a review, at the reporting unit level. If after assessing the qualitative factors, we determine that it is not more likely than not that the fair value of the reporting unit is less than the carrying value then we conclude that we have no goodwill impairment and no further testing is performed, otherwise, we proceed to the two-step process. The first step under the two step process, since the carrying amount of our reporting unit is greater than zero, is to compare the fair value of the reporting unit to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded. We performed impairment evaluations in each period presented and concluded that there was no impairment of goodwill.

Website Development Costs

We account for our website development costs under ASC 350-50, Intangibles—Goodwill and Other—Website Development Costs. ASC 350-50 provides guidance on the accounting for the costs of development of company websites, dividing the website development costs into five stages: (1) the planning stage, during which the business and/or project plan is formulated and functionalities, necessary hardware and technology are determined, (2) the website application and infrastructure development stage, which involves acquiring or developing hardware and software to operate the website, (3) the graphics development stage, during which the initial graphics and layout of each page are designed and coded, (4) the content development stage, during which the information to be presented on the website, which may be either textual or graphical in nature, is developed,

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 31, 2012

and (5) the operating stage, during which training, administration, maintenance and other costs to operate the existing website are incurred. The costs incurred in the website application and infrastructure stage, the graphics development stage and the content development stage are capitalized; all other costs are expensed as incurred. The Company capitalized website development costs totaling approximately $5.2 million, $2.8 million and $2.6 million during the years ended December 31, 2012, 2011 and 2010, respectively which are recorded as a component of other assets on the balance sheet. These amounts are amortized over a three year period upon being placed into service and transferred to furniture, fixtures and equipment.

Basic and Diluted Income (Loss) Per Share

We compute basic income (loss) per share by dividing net income (loss) for the year by the weighted average number of shares outstanding for the year. Diluted income (loss) per share includes the effects of dilutive common stock equivalents, consisting of outstanding share-based awards, unrecognized compensation expense and tax benefits in accordance with ASC 718, Compensation – Stock Compensation, to the extent the effect is not antidilutive, using the treasury stock method. Since we had a net loss attributable to common shareholders, basic and diluted loss per share are the same for the years ended December 31, 2011 and 2010.

Deferred Compensation Plan

During 2002, we established a non-qualified deferred compensation plan that permits eligible employees to defer a portion of their compensation. The deferred compensation liability (other non-current liabilities) was $194,000 and $179,000 at December 31, 2012 and 2011, respectively. We have established a grantor trust (Rabbi Trust) to provide funding for benefits payable under our non-qualified deferred compensation plan. The assets held in the trust amounted to $141,000 and $131,000 at December 31, 2012 and 2011, respectively. The Rabbi Trust’s assets consist of short-term cash investments and a managed portfolio of equity securities. These assets are included in other assets in the accompanying consolidated balance sheets.

Deferred Financing Costs

In connection with the acquisitions of NetQuote and CreditCards and the issuance of the Senior Secured Notes in 2010, the Company converted certain shareholder notes into common shares and we fully amortized the remaining deferred financing costs in the amount of $436,000.

In connection with the issuance of the Senior Secured Notes on July 13, 2010, the Company incurred approximately $11.6 million in underwriting fees and direct costs that have been classified as deferred financing costs related to the issuance of the Senior Secured Notes, which are amortized to interest expense using the effective interest method over the term of the related debt.

In connection with the issuance of the Revolving Credit Facilities in an aggregate amount of $100.0 million in June 2011 (Note 12), the Company incurred $3.0 million in bank and legal fees. These fees have been classified as deferred financing costs and are being amortized to interest expense using a straight line method over the term of the Revolving Credit Facilities.

During the years ended December 31, 2012, 2011 and 2010, we amortized approximately $2.2 million, $2.0 million and $700,000, respectively, in deferred financing costs which is recorded in interest expense. In addition, the Company expensed approximately $3.5 million of deferred financing cost in June 2011 as a result of the redemption of $105.0 million aggregate principal amount of outstanding Notes, which is included in loss on redemption of senior secured notes on the accompanying consolidated statements of comprehensive income. At

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 31, 2012

December 31, 2012 and 2011, deferred financing costs had a balance of approximately $6.2 million and $8.3 million, respectively, and are included in other assets on the accompanying consolidated balance sheets.

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other gains (losses) for foreign currency translation that, under generally accepted accounting principles, are excluded from net income (loss).

Revenue Recognition

Online revenue comprised 98%, 98% and 97%, of total revenues during the years ended December 31, 2012, 2011 and 2010, respectively. Online advertising is the sale of advertising, sponsorships, hyperlinks, and lead generation within our Online Network through Bankrate.com, Interest.com, Bankaholic.com, Mortgage-calc.com, CreditCardGuide.com, Nationwidecardservices.com, Creditcardsearchengine.com, Feedisclosure.com, Insureme.com, Bankrate.com.cn (China), CreditCards.com, Creditcards.ca, Netquote.com, CD.com, CarInsuranceQuotes.com and InsWeb.com. The print publishing and licensing business is primarily engaged in the sale of advertising in the Mortgage Guide and CD & Deposit Guide rate tables, newsletter subscriptions, and licensing of research information.

Online Revenue

Our online revenue is primarily derived from three monetization methods: display advertising, hyperlink advertising and lead generation advertising. In general, the amount of advertising we sell is a function of a

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 31, 2012

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

We also sell hyperlink advertising (interest rate table listings, credit card and insurance company listings) on our Online Network on a cost-per-click (“CPC”) basis. Revenue is earned and recognized each time a visitor to our Online Network clicks on a rate table listing, net of invalid clicks at the contracted price.

Additionally, we generate lead generation revenue by delivering measurable online marketing results to our clients in the credit card and personal insurance verticals. These results are typically in the form of qualified leads or clicks, resulting from consumers submitting an application for a credit and, or consumers being contacted regarding a quote for a personal insurance product. Qualified leads are generated from our marketing activities on our websites or on third party websites with whom we have relationships. For credit cards, clients primarily pay us for leads that they can convert into customers. For credit card issuers that pay on a per approved application basis, revenue is earned and recognized monthly in the month when a credit card application is approved for issuance and is based on the number of approvals reported by the advertiser, subject to our verification. For customers that pay on a per application or per-click-through basis, revenue is recognized monthly in the month such activity is completed. For personal insurance products, clients pay us on a per lead basis whether or not they convert into customers. Revenue is recognized from each lead at the time the consumer information is delivered to the insurance customer and the Company has no further obligation to the consumer or insurance customer. Our insurance customers may apply for credits on leads sold that are determined to be invalid. Revenue is reduced by credits matched to the month the lead was delivered. Depending on the product, customers have between 5 and 10 days following month end to request credit for a lead purchased in the previous month, after which credit requests are no longer accepted and credits are no longer granted.

We partner with vertical content websites that attract Internet visitors from organic search engine rankings due to the quality and relevancy of their content to search engine users. We are also involved in arrangements with certain online partners where the consumer uses co-branded sites hosted by us. With these partners, we have entered into revenue sharing arrangements based on the revenue earned from their visitors. Revenue is recorded at gross amounts and partnership payments are recorded in cost of revenue, pursuant to the provisions of ASC 605-45, Revenue Recognition—Principal Agent Considerations.

In certain instances, customers prepay for our services and these unearned amounts are booked as deferred revenue and customer deposits.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 31, 2012

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

Marketing Expenses

Marketing costs represent expenses associated with expanding brand awareness of our products and services to consumers and include key word (pay-per-performance) campaigns on Internet search engines, print and Internet advertising, marketing and promotion costs. Marketing costs are expensed as incurred. During the years ended December 31, 2012, 2011 and 2010, we incurred approximately $119.8 million, $81.6 million and $19.2 million, respectively, in direct advertising expense.

Segment Reporting

The Company operates in one reportable business segment. We evaluate the operating performance of our business as a whole. Our chief operating decision maker (i.e., Chief Executive Officer) reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by type for purposes of allocating resources and evaluating financial performance. There are no business unit managers who are held accountable by our chief operating decision maker, or anyone else, for operations, operating results, budgeting and strategic planning for levels or components below the consolidated unit level.

Fair Value Measurement

Fair value, in accordance with ASC 820, Fair Value Measurement, is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. Valuation techniques include the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). These valuation techniques may be based upon observable and unobservable inputs. The three levels of inputs used to measure fair value pursuant to the guidance are as follows:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•

Level 2—Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 31, 2012

•

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, which includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accrued interest, and our Senior Secured Notes. Given their short term nature, the carrying amounts of cash and cash equivalents, accounts receivable and accrued interest approximate estimated fair value and are considered Level 1 investments. The Senior Secured Notes are considered Level 2 investments and the Company uses market information in measuring the fair value. These estimates require considerable judgment in interpreting market data, and changes in assumptions or estimation methods could significantly affect the fair value estimates.

Contingent liabilities include contingent acquisition consideration in connection with certain earnout provisions included in certain of the Company’s acquisitions. The contingent liabilities are recognized at fair value on the acquisition date and remeasured each reporting period with subsequent adjustments recognized in the consolidated statements of income. The fair value of the contingent acquisition consideration liability is expected to increase each period with the recognition of change in fair value of contingent consideration resulting from the passage of time at the applicable discount rate as we approach the payment dates of the contingent consideration absent any significant changes in assumptions related to the valuation or the probability of payment. Contingent acquisition consideration is valued using significant inputs that are not observable in the market which are defined as Level 3 inputs. The Company believes its estimates and assumptions are reasonable, however, there is significant judgment involved. See Note 7 for further information.

Stock-Based Compensation

We account for share-based compensation in accordance with ASC 718, Compensation—Stock Compensation. Under the fair value recognition provisions of ASC 718, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. The valuation provisions of ASC 718 apply to new grants and to grants that were outstanding as of the effective date of ASC 718 and are subsequently modified. See Note 8 for further information regarding our stock-based compensation assumptions and expense.

Reclassification

Certain reclassifications have been made to the Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2011 and 2010 and to the Consolidated Statement of Cash Flows for the fiscal year ended December 31, 2011 to conform to the presentation for the fiscal year ended December 31, 2012.

NOTE 3—FINANCIAL STATEMENT DETAILS

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

(In thousands)	December 31, 2012	December 31, 2011
Prepaid income taxes	$11,316	$473
Other current assets	2,375	2,062

	$13,691	$2,535

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 31, 2012

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment consisted of the following:

(In thousands)	December 31, 2012	December 31, 2011
Furniture and fixtures	$643	$563
Computers and software	20,098	13,834
Equipment	635	167
Leasehold improvements	1,499	1,177

	22,875	15,741
Less accumulated depreciation and amortization	12,851	6,676

	$10,024	$9,065

Depreciation expense was approximately $5.7 million, $4.1 million and $2.5 million for the years ended December 31, 2012, 2011 and 2010. The net book value of equipment recorded under capital leases was approximately $42,000 and $72,000 at December 31, 2012 and 2011, respectively.

Other Liabilities

Other liabilities consisted of the following:

(In thousands)	December 31, 2012	December 31, 2011
Liability for uncertain tax positions	$9,552	$14,331
Nonconcurrent contingent acquisition consideration	12,247	1,340
Other	667	696

	$22,466	$16,367

NOTE 4—GOODWILL AND INTANGIBLE ASSETS

Goodwill activity for the fiscal year ended December 31, 2012 is shown below:

Balance, December 31, 2011	$595,522
Acquisition of certain assets and liabilities of various entities	6,092
Adjustment during the measurement period relating to the acquisition of InsWeb Corporation	559

Balance, December 31, 2012	$602,173

Intangible assets consist primarily of domain names and URLs, customer relationships, affiliate relationships and developed technologies. Intangible assets are being amortized over their estimated useful lives on both straight-line and accelerated bases. During the fiscal year ended December 31, 2012, the Company entered into a three year exclusive arrangement with one of its partners. In connection with the new contract, the Company recognized a $5 million intangible asset, valued based on the relative fair value of estimated contract costs, related to certain exclusive rights and is amortizing such asset over a period of three years in proportion to the income derived from such asset. The Company recorded amortization expense related to this asset of $983,000 for the fiscal year ended December 31, 2012. During the fiscal year ended December 31, 2012, the Company shortened the useful lives of certain developed technology intangible assets and recorded an additional $274,000 of amortization expense as a catch up adjustment.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 31, 2012

Intangible assets subject to amortization were as follows as of December 31, 2012:

Intangible Assests

(In thousands)	Cost	Accumulated Amortization	Net	Weighted Average Amortization Period Years
Trademarks and URLs	$243,557	$(33,738)	$209,819	17.4
Customer relationships	229,009	(71,745)	157,264	8.7
Affiliate network	20,840	(10,926)	9,914	8.2
Developed technology	17,692	(11,957)	5,735	4.2

	$511,098	$(128,366)	$382,732	12.7

Intangible assets subject to amortization were as follows as of December 31, 2011:

(In thousands)	Cost	Accumulated Amortization	Net	Weighted Average Amortization Period Years
Trademarks and URLs	$209,283	$(18,301)	$190,982	19.6
Customer relationships	219,911	(45,114)	174,797	8.9
Affiliate network	12,790	(10,576)	2,214	3.9
Developed technology	17,468	(7,221)	10,247	4.7

	$459,452	$(81,212)	$378,240	13.5

Amortization expense for the years ended December 31, 2012, 2011 and 2010 was $47.1 million, $39.4 million and $32.7 million, respectively.

Future amortization expense as of December 31, 2012 is expected to be:

(In thousands)	Amortization Expense
2013	$49,993
2014	47,134
2015	45,782
2016	44,122
2017	39,238
Thereafter	156,463

Total expected amortization expense for intangible assets	$382,732

NOTE 5—EARNINGS PER SHARE

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

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 31, 2012

The following table presents the computation of basic and diluted earnings per share:

	Fiscal year ended
(In thousands, except share and per share data)	December 31, 2012	December 31, 2011	December 31, 2010
Net income (loss)	$29,331	$(13,422)	$(21,397)

Weighted average common shares outstanding for basic earnings per share	99,985,782	94,160,687	71,494,223

Additional dilutive shares related to share based awards	845,677	—	—

Weighted average common shares outstanding for diluted earnings (loss) per share	100,831,459	94,160,687	71,494,223

Basic and diluted earnings (loss) per share:
Basic	$0.29	$(0.14)	$(0.30)

Diluted	$0.29	$(0.14)	$(0.30)

For the fiscal years ended December 31, 2012, 2011 and 2010, there were 4,965,654, 5,000,000 and 0 stock options, respectively, which are not included in the calculation of diluted earnings per share because their impact would have been anti-dilutive. For the fiscal year ended December 31, 2012, 2011 and 2010 there were 0, 112,135 and 0 restricted shares, respectively, which are not included in the calculation of diluted earnings per share because their impact would have been anti-dilutive.

NOTE 6—GEOGRAPHIC DATA AND CONCENTRATIONS

No single country outside of the U.S. accounted for more than 10% of revenue during the fiscal years ended December 31, 2012, 2011 and 2010. There were two customers that accounted for 10% each of net sales during the fiscal year ended December 31, 2012 and 2011 two customers that each accounted for 10% of net sales during the fiscal year ended December 31, 2011 and there was no customer that accounted for more than 10% of net sales during the fiscal year ended December 31, 2010. One customer’s accounts receivable balances constituted 13% of the accounts receivable balance as of December 31, 2012. Two customers’ accounts receivable balances each constituted more than 10% of the accounts receivable balance at December 31, 2011.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 31, 2012

Revenue related to the U.S. and international operations and revenue by type for the fiscal years ended December 31, 2012, 2011 and 2010, and long-lived assets related to the U.S. and international operations as of December 31, 2012 and December 31, 2011 are as follows:

	Fiscal year ended
(In thousands)	December 31, 2012	December 31, 2011	December 31, 2010
Revenue:
USA	$449,909	$416,372	$217,220
International	7,255	7,828	3,378

	$457,164	$424,200	$220,598

Revenue:
Online	$449,061	$416,021	$213,579
Print	8,103	8,179	7,019

	$457,164	$424,200	$220,598

(In thousands)	December 31, 2012	December 31, 2011
Long lived assets:
USA	$990,290	$978,010
International	4,639	4,817

Balance, end of period	$994,929	$982,827

NOTE 7—FAIR VALUE MEASUREMENT

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

The following table presents estimated fair value, and related carrying amounts, as of December 31, 2012 and December 31, 2011:

	December 31, 2012		December 31, 2011
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$83,590	$83,590	$56,213	$56,213
Accounts receivable	52,598	52,598	60,543	60,543
Financial Liabilities:
Senior Secured Notes	$193,943	$215,231	$193,613	$220,961
Accrued interest	10,588	10,588	10,588	10,588

In addition, the Company makes recurring fair value measurements of its contingent acquisition consideration using Level 3 unobservable inputs. The Company recognizes the fair value of contingent acquisition consideration based on its estimated fair value at the date of acquisition using discounted cash flows and

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 31, 2012

subsequent adjustments to the fair value are due to the passage of time as we approach the payment date or changes to management’s estimates. The following tables present the Company’s fair value measurements of its contingent acquisition consideration as of December 31, 2012 and 2011 using the fair value hierarchy.

	Fair Value Measurement at December 31, 2012 Using
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurement
Contingent acquisition consideration	$—	$—	$17,197	$17,197

Total recurring fair value measurements	$—	$—	$17,197	$17,197

	Fair Value Measurement at December 31, 2011 Using
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurement
Contingent acquisition consideration	$—	$—	$3,668	$3,668

Total recurring fair value measurements	$—	$—	$3,668	$3,668

The following table sets forth a reconciliation of changes in the fair value of the Company’s Level 3 financial assets for the years ended December 31, 2012 and 2011:

	Contingent Acquisition Consideration
	Year Ended
(In thousands)	December 31, 2012	December 31, 2011
Balance at beginning of year	$3,668	$190
Additions to Level 3	20,800	3,186
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Change in fair value	(2,645)	292
Payments	(4,626)	—

Balance at end of year	$17,197	$3,668

NOTE 8—STOCK-BASED COMPENSATION

The Company’s stock-based compensation program is a long-term retention program that is intended to attract, retain and provide incentives for directors, officers and employees in the form of non-qualified stock options and restricted stock.

In June 2011, the Company established the 2011 Equity Compensation Plan (the “2011 Plan”) to grant stock-based awards for up to 12,120,000 shares of our common stock. Under the 2011 Plan, the Board of Directors or its delegate has the sole authority to determine who receives such grants, the type, size and timing of such grants, and to specify the terms of any non-competition agreements relating to the grants. The purpose of the 2011 Plan

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 31, 2012

is to advance our interests by providing eligible participants in the Plan with the opportunity to receive equity-based or cash incentive awards, thereby aligning their economic interests with those of our stockholders. As of December 31, 2012, 6,965,370 shares were available for future issuance under the 2011 plan.

During the fiscal year ended December 31, 2012, the Company updated its calculation of stock-based compensation expense to use a higher forfeiture rate based on actual forfeitures during the previous twelve months rather than the forfeiture rate estimated in June 2011 based on historical experience. The result of this change in estimate to increase the forfeiture rate was recognized as a cumulative catch up adjustment in June 2012 to reduce stock-based compensation expense by $724,000.

The stock-based compensation expense for stock options and restricted stock awards recognized in our consolidated statements of comprehensive income for the fiscal year ended December 31, 2012, is as follows:

	Fiscal year ended
(In thousands)	December 31, 2012	December 31, 2011	December 31, 2010
Cost of revenue	$599	$445	$—
Operating expenses:
Sales	1,387	899	—
Marketing	1,013	520	—
Product development	1,492	985	—
General and administrative	4,629	2,660	—

Total stock-based compensation	$9,120	$5,509	$—

Restricted Stock

In June 2011, we awarded 120,135 shares of restricted common stock to employees located throughout the United States. An additional 500 shares were awarded during 2011 to employee located in the United Kingdom. These restricted stock grants are valued based on the market price of the common stock on the date of grant. Compensation expense arising from restricted stock grants with cliff vesting is recognized using the straight line method over the vesting period.

The restricted stock awards cliff vest after the first anniversary of the grant date subject to continued employment through the applicable vesting date. As of December 31, 2012 and 2011, there were 0 and 112,135 restricted stock grants outstanding.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 31, 2012

The following table summarizes restricted stock award activity for the fiscal years ended December 31, 2012 and 2011. There was no activity for the fiscal year ended December 31, 2010.

	Number of Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2010	—	—
Granted	120,635	$15.00
Vested and released	—	—
Forfeited	(8,500)	$15.00
Expired	—	—

Balance, December 31, 2011	112,135	$15.00

Granted	—	—
Vested and released	(102,035)	$15.00
Forfeited	(10,100)	$15.00
Expired	—	—

Balance, December 31, 2012	—	$15.00

Stock-based compensation expense for the fiscal years ended December 31, 2012 and 2011 included approximately $575,000 and $955,000 related to restricted stock awards, respectively. As of December 31, 2012, there was no unrecognized compensation cost related to non-vested restricted stock awards.

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

We estimated the expected term of outstanding stock options by taking the average of the vesting term and the contractual term of the option, as illustrated in ASC 718, Compensation—Stock Compensation. We use the simplified method to estimate the expected term for employee stock option grants as adequate historical experience is not available to provide a reasonable estimate. We will continue to apply the simplified method until enough historical experience is available to provide a reasonable estimate of the expected term for stock option grants. We estimated the volatility of our common stock by using an average of historical stock price volatility of publicly traded entities that are considered peers to Bankrate in accordance with ASC 718. The decision to use a weighted average volatility factor of a peer group was based upon the relatively short period of availability of data on actively traded options on our common stock. We based the risk-free interest rate used in the option pricing model on U.S. Treasury constant maturity issues having remaining terms similar to the expected terms of the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. All share-based payment awards are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 31, 2012

If factors change and we employ different assumptions for estimating share-based compensation expense in future periods or if we decide to use a different valuation model, the future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and net income per share.

During the fiscal years ended December 31, 2012 and 2011 we granted stock options for 440,000 and 5,210,000 shares. The stock options granted have a weighted average exercise price of $19.27 and $15.09 per option, respectively and a contractual term of seven years. Stock option activity was as follows for the fiscal years ended December 31, 2012 and 2011. There was no activity for the fiscal year ended December 31, 2010.

	Number of Shares	Grant Date Fair Value	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance, December 31, 2010	—	—	—
Granted	5,210,000	$14.32 - $19.79	$15.09
Exercised	—	—	—
Forfeited	(210,000)	$15.00	$15.00
Expired	—	—	—

Balance, December 31, 2011	5,000,000	$14.32 - $19.79	$15.09	$32,036,400
Granted	440,000	$11.17 - $24.25	$19.27
Exercised	(97,469)	$15.00	$15.00	$381,000
Forfeited	(336,877)	$15.00	$15.00
Expired	—	—	—

Balance, December 31, 2012	5,005,654	$11.17 - $24.25	$15.49	$51,200

The following table provides the weighted average grant date fair value of the stock options granted during the fiscal years ended December 31, 2012 and 2011 using the Black-Scholes option pricing model together with a description of the weighted average assumptions used to calculate the fair value. There was no stock option activity for the fiscal year ended December 31, 2010.

	Fiscal year ended December 31,
	2012	2011
Weighted average assumptions:
Weighted average grant date fair value	$9.58	$6.90
Expected volatility	60.40%	53.00%
Risk free rate	0.69%	1.40%
Expected lives	4.75 Years	4.75 Years
Expected dividend yield	0.00%	0.00%

Pursuant to the income tax provisions of ASC 718, we follow the “long-haul method” of computing our hypothetical additional paid-in capital, or APIC, pool. Approximately 2.1 million stock options vested during the fiscal year ended December 31, 2012 and there were approximately 1.7 million exercisable stock options as of December 31, 2012.

The aggregate intrinsic value of stock options outstanding in the table above is calculated as the difference between the closing price of Bankrate’s common stock on the last trading day of the reporting period ($12.45) and the exercise price of the stock options multiplied by the number of shares underlying options with an exercise prices less than the closing price on the last trading day of the reporting period.

As of December 31, 2012, approximately $23.1 million of total unrecognized compensation costs, net of forfeitures, related to non-vested stock option awards is expected to be recognized over a weighted average period of 2.56 years.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 31, 2012

NOTE 9—INCOME TAXES

Income (loss) before income taxes includes losses from foreign operations of approximately $1.9 million, $1.3 million and $1.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

On June 18, 2010, the Internal Revenue Service (“IRS”) notified us of an examination into the 2009 tax year. On April 5, 2012, the Company reached an agreement with the IRS to settle its examination of the 2009 tax year. The Company recorded a total tax benefit of $6.9 million during the fiscal year ended December 31, 2012 related to the IRS settlement.

The components of the income tax expense (benefit) are as follows:

	Fiscal year ended December 31,
(In thousands)	2012	2011	2010
Current:
Federal	$2,267	$157	$3,758
State	2,491	864	152

Total current	4,758	1,021	3,910

Deferred:
Federal	2,407	6,704	(6,811)
State	332	(2,137)	(750)

Total deferred	2,739	4,567	(7,561)

Total income tax expense (benefit)	$7,497	$5,588	$(3,651)

The difference between income tax expense (benefit) computed at the statutory rate and the reported income tax expense (benefit) is as follows:

	Fiscal year ended December 31,
(In thousands)	2012	2011	2010
Income taxes at statutory rate	$12,890	$(2,742)	$(8,767)
State income taxes, net of federal benefit	2,153	574	(715)
Foreign losses	677	471	—
IRS settlement	(2,109)	—	—
Non deductible items related to acquisition	—	2,930	2,082
Uncertain tax positions	(4,779)	8,981	986
Non-deductible dividend	—	—	2,796
Other acquisition related items	(1,593)	(2,028)	—
Change in deferred asset effective rate	266	(1,467)	(33)
Other items	(8)	(1,131)	—

Total income tax expense (benefit)	$7,497	$5,588	$(3,651)

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 31, 2012

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities consisted of the following:

(In thousands)	December 31, 2012	December 31, 2011
Deferred tax assets (liabilities):
Allowance for doubtful accounts	$256	$591
Accrued expenses	2,604	2,561
Stock compensation	—	2,124
Prepaid expenses	(923)	(765)
Net operating loss carryforwards	1,605	12,394
Accrued contingencies	221	7,785

Total current deferred tax assets	3,763	24,690
Intangibles acquired	(99,097)	(93,566)
Depreciation and amortization	23,450	10,896
Stock compensation	4,821	—
Accrued contingencies	6,344	—

Total non-current deferred tax liabilities	(64,482)	(82,670)

Net deferred tax liabilities	$(60,719)	$(57,980)

Total deferred tax assets and total deferred tax liabilities components of net deferred tax liabilities are as follows:

(In thousands)	December 31, 2012	December 31, 2011
Deferred tax assets:
Total current deferred assets	$4,686	$25,455
Total noncurrent deferred assets	34,615	10,896

	39,301	36,351
Deferred tax liabilities:
Total current deferred liabilities	(923)	(765)
Total noncurrent deferred liabilities	(99,097)	(93,566)

	(100,020)	(94,331)

Total net deferred tax liabilities	$(60,719)	$(57,980)

As required by ASC 740, Income Taxes, we recognize deferred tax assets on the balance sheet if it is more likely than not that they will be realized on future tax returns. The factors used to assess the likelihood of realization are the reversing impact of our deferred tax liabilities, our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Management believes it is more likely than not that we will realize the benefits of our net deferred tax assets, and thus no valuation allowance was recorded at December 31, 2012. As of December 31, 2012 and 2011, we had net operating loss carry forwards of $0 million and $28.6 million, respectively, for federal income tax purposes, and we had net operating loss carry forwards of $42.2 million and $66.7 million, respectively, for state income tax purposes. These carry forwards will begin to expire in 2025. Certain net operating loss carry forwards may be subject to the limitations of the IRC Section 382.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 31, 2012

As required by ASC 740, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. During the years ended December 31, 2012, 2011 and 2010, we recorded a $4.8 million benefit, an $8.8 million expense and a $794,000 expense for unrecognized tax benefits. As of December 31, 2012 and 2011, our liability, including interest and penalties of $415,000 and $415,000, for unrecognized tax benefits was $10.0 million and $14.7 million. Our total net unrecognized tax benefits are classified as other liabilities in the consolidated balance sheet.

The decrease from the beginning of the year was the result of the positions ultimately settled in the 2009 IRS examination.

	Fiscal year ended December 31,
(In thousands)	2012	2011	2010
Unrecognized tax benefits, beginning balance	$14,331	$5,573	$4,779
Additions for prior year tax positions	—	—	—
Reductions for prior year tax positions	—	—	—
Reductions for lapse in statute	—	—	—
Reductions for settlements	(4,779)	—	—
Gross increases—current year tax positions	—	8,758	794

Unrecognized tax benefits, ending balance	$9,552	$14,331	$5,573

We recognize interest and penalties (if any) on uncertain tax positions as a component of income tax expense. Interest and penalties recognized on uncertain tax positions during the years ended December 31, 2012, 2011 and 2010, were $430,000, $223,000 and $192,000, respectively. Additionally, during the year ended December 31, 2012, we reversed previously accrued interest and penalties of $430,000 in connection with the settlement of the 2009 IRS examination.

NOTE 10—RESTRUCTURING CHARGES

In connection with the acquisition of NetQuote Holdings, Inc., CreditCards.com, Inc. and certain assets of InsWeb Corporation (“InsWeb”), the Company adopted a restructuring plan to achieve cost synergies. Accrued severance and related costs were approximately $0 and $1.0 million at December 31, 2012 and 2011, respectively, and is included within accrued expenses on the accompanying consolidated balance sheets.

The restructuring charges and their utilization are summarized as follows:

(In thousands)
Balance at December 31, 2010	$369
Restructuring charges	1,272
Utilized	(630)

Balance at December 31, 2011	$1,011
Restructuring charges	—
Utilized	(1,011)

Balance at December 31, 2012	$—

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 31, 2012

NOTE 11—COMMITMENTS AND CONTINGENCIES

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

BanxCorp Litigation

In July 2007, BanxCorp, an online publisher of rate information provided by financial institutions with respect to various financial products, filed suit against the Company in the United States District Court for the District of New Jersey alleging violations of Federal and New Jersey State antitrust laws, including the Sherman Act and the Clayton Act. BanxCorp has alleged that it has been injured as a result of monopolistic and otherwise anticompetitive conduct on the part of the Company and is seeking approximately $180 million in compensatory damages, treble damages, and attorneys’ fees and costs. In October 2012, BanxCorp filed a Seventh Amended Complaint, alleging violations of Section 2 of the Sherman Act, Section 7 of the Clayton Act and parallel provisions of New Jersey antitrust laws, and dropping its claims under Section 1 of the Sherman Act. Discovery closed on December 21, 2012. The Company will continue to vigorously defend this lawsuit. The Company cannot presently estimate the amount of loss, if any, that would result from an adverse resolution of this matter.

Speight Litigation

On October 5, 2012, a putative class action lawsuit styled Stephanie Speight v. Bankrate, Inc. was filed against the Company in the United States District Court for the District of Colorado alleging violations of the Telephone Consumer Protection Act and seeking statutory damages, injunctive relief and attorney fees. The plaintiff alleges that the Company contacted her and the members of the class she seeks to represent on their cellular telephones without their prior express consent. The Company will vigorously defend this lawsuit. The Company cannot presently estimate the amount of loss, if any, that would result from an adverse resolution of this matter.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 31, 2012

Leases

We lease office space in certain cities in the United States, United Kingdom and in Beijing, China. These leases are accounted for as operating leases. Total rent expense for the years ended December 31, 2012, 2011 and 2010 was approximately $3.3 million, $3.0 million and $2.4 million, respectively.

We recognize rent expense for operating leases with periods of free rent, step rent provisions and escalation clauses on a straight-line basis over the applicable lease term. We consider lease renewals in the useful life of our leasehold improvements when such renewals are reasonably assured. We take these provisions into account when calculating minimum aggregate rental commitments under non-cancelable operating leases. Future minimum lease payments under non-cancelable operating and capital leases and having initial lease terms in excess of one year as of December 31, 2012 were:

	Operating leases	Capital leases
Year ending December 31,
2013	$2,843	$43
2014	1,977	36
2015	1,993	—
2016	1,308	—
2017	417	—
Thereafter	1,540	—

Total minimum lease payments	$10,078	79

Less interest		7

Present value of minimum capital lease payments		72
Obligations under capital leases, current		39

Obligations under capital leases, noncurrent		$33

Other Commitments

We have executed employment agreements with 13 senior executives, including Bankrate’s President and Chief Executive Officer. Each employment agreement provides for a minimum annual base salary, an annual bonus contingent on our achieving certain performance criteria, and severance provisions ranging from three months to one year’s annual base salary. Under the terms of the employment agreements, the individuals are entitled to receive minimum severance amounts of $3.1 million in the aggregate.

NOTE 12—DEBT

Senior Secured Notes

On July 13, 2010, the Company issued $300 million of 11 3/4% Senior Secured Notes due July 15, 2015 (the “Original Notes”) in a private placement at an Offering Price of 99.077% with an original issue discount of $2.8 million. The net proceeds of approximately $286.9 million were used to fund the acquisitions of NetQuote and CreditCards, pay related fees and expenses and for general corporate purposes. In June 2011, the Company redeemed $105 million aggregate principal amount of the outstanding Original Notes. As a result of the redemption, the Company incurred charges of approximately $16.6 million, including charges of approximately $828,000 and $3.5 million for the write-off of unamortized original issue discount and deferred financing costs,

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 31, 2012

respectively, and $12.3 million for the redemption fee. These charges are recorded within loss on redemption of notes for the year ended December 31, 2011 on the accompanying consolidated statements of comprehensive income. In August 2011, the Company completed an exchange offer pursuant to which all of the Original Notes were exchanged for a new issue of substantially identical notes (the “Exchange Notes” and together with the Original Notes, the “Senior Secured Notes”) registered under the Securities Act, as amended (the “Securities Act”).

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

For the fiscal years ended December 31, 2012, 2011 and 2010 interest expense, excluding the amortization of deferred financing costs and the original issue discounts, related to the Senior Secured Notes was $22.9 million, $29.1 million and $16.4 million, respectively.

During the fiscal years ended December 31, 2012, 2011 and 2010, the Company amortized original issue discount which is included within interest and other expenses on the accompanying consolidated statement of comprehensive income of $330,000, $365,000 and $189,000, respectively. At December 31, 2012 and December 31, 2011, the Company had approximately $1.1 million and $1.4 million, respectively, in original issue discounts remaining to be amortized.

During the fiscal years ended December 31, 2012, 2011 and 2010, the Company amortized deferred loan fees related to the Senior Secured Notes which are included within interest and other expenses on the accompanying consolidated statement of comprehensive income of $1.4 million, $1.6 million and $700,000, respectively. At December 31, 2012 and December 31, 2011, the Company had approximately $4.4 million and $5.8 million, respectively, in deferred loan fees remaining to be amortized.

The Company had a balance of approximately $193.9 million and $193.6 million in Senior Secured Notes, net of amortization, as of December 31, 2012 and December 31, 2011, respectively recorded on the accompanying consolidated balance sheet.

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

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 31, 2012

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

Interest accrues daily and is payable in arrears for both base rate and Eurodollar loans. For base rate loans, interest is payable on the last business day of March, June, September and December. For Eurodollar loans interest is payable on electable periods of one, two, three or six months (or, if each affected lender so agrees, nine or twelve months). As of December 31, 2012 and December 31, 2011, the Company had $100.0 million available for borrowing under the Revolving Credit Facilities and there were no amounts outstanding. During the fiscal years ended December 31, 2012, 2011 and 2010, the Company amortized deferred loan fees related to Revolving Credit Facilities which are included within interest and other expenses on the accompanying consolidated statement of comprehensive income of $799,000, $419,000 and $0, respectively. At December 31, 2012 and December 31, 2011, the Company had approximately $1.8 million and $2.5 million, respectively, in deferred loan fees remaining to be amortized.

The Revolving Credit Agreement contains customary financial and other covenants, including maximum consolidated leverage ratio of 4.25:1.00. In addition, the Company is subject to covenants limiting incurrence of debt, liens on properties, investments, loans and advances, mergers and consolidations, asset sales, dividends and transactions with affiliates. The Company was in compliance with all required covenants as of December 31, 2012.

NOTE 13—ACQUISITIONS

Fiscal Year 2012

During the fiscal year ended December 31, 2012, the Company acquired certain assets and liabilities of certain entities for an aggregate purchase price of $52.7 million, including $20.8 million in fair value of contingent acquisition consideration and $5.9 million in fair value of guaranteed purchase price payments to be made at a later date. The Company paid $30.2 million, inclusive of $4.5 million related to the guaranteed purchase price, during the fiscal year ended December 31, 2012 and assumed a net liability of $0.3 million. The Company recorded a reduction in fair value of the contingent acquisition consideration during the year of $2.8 million and made payments of $2.2 million resulting in a net contingent acquisition consideration liability for these acquisitions of $15.8 million. Additionally, the Company recorded a $100,000 change in fair value related to the guaranteed purchase price resulting in a net acquisition related payable at December 31, 2012 of $1.5 million. These certain entities are individually and in the aggregate immaterial to the Company’s net assets

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 31, 2012

and operations. All acquisitions were accounted for as purchases and are included in the Company’s consolidated results from their acquisition dates. The Company recorded $6.7 million in goodwill and $46.0 million in intangible assets related to these acquisitions consisting of $33.7 million of trademarks and URLs, $8.0 million of affiliate network, $4.0 million of customer relationships and $0.3 million of developed technology. Additionally, the Company paid $1.2 million as a final purchase price adjustment in connection with a fiscal year 2011 acquisition.

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

NOTE 14—RELATED PARTY TRANSACTIONS

We previously were party to a material event investment advisory agreement with Apax Partners, L.P. In addition, there is a 30 basis point material event investment advisory services fee (“Advisory Fee”) in an annual amount equal to the equity investment amount payable to Apax Partners, L.P. The Advisory Fees were $883,000 and $1.7 million for the years ended December 31, 2011 and 2010, respectively, and have been recorded in acquisition, offering, and related expenses and related party fees. In addition, as a part of the material event investment advisory agreement, during the year ended December 31, 2011, we incurred costs associated with the Initial Public Offering and S-4 registration statement in relation to our Exchange Offer, which included $34.7 million to Apax Partners, L.P. for termination of monitoring fees, merger and acquisition advisory services, Initial Public Offering services for secondary shares, exchange offer advisory services, and other services provided to Bankrate’s management. The payment to APAX has been recorded in the following manner: $30.0 million as a part of acquisition, offering and related expenses and related party fees, $3.8 million netted against the Initial Public Offering proceeds and $917,000 to deferred loan fees.

We also paid and expensed $63,000 and $519,000 to certain senior executives and certain current and former Board members of Bankrate during the years ended December 31, 2011 and 2010, respectively, and have recorded these amounts in acquisition, offering and related expenses and related party fees. In addition, the Company paid approximately $3.1 million to certain senior executives and certain current and former Board members of Bankrate as a result of the consummation of the Initial Public Offering. This amount is also recorded in acquisition, offering and related expenses and related party fees.

In connection with the issuance of the Senior Secured Notes, Apax Partners, L.P. and Company management contributed $73.0 million and $6.7 million, respectively, to the capital of BEN Holdings, Inc. in exchange for additional Holdings Preferred Shares and Holdings in turn contributed such amounts to the capital of the Company in exchange for Company common stock.

Company management contributed $725,000 to the capital of the Company in exchange for common stock in the year ended December 31, 2010.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 31, 2012

In connection with its corporate insurance the Company used HUB International, a portfolio company of funds advised by Apax Partners L.P. We paid HUB International approximately $847,000, $1.0 million and $222,000, in insurance brokerage fees during the years ended December 31, 2012, 2011 and 2010, respectively.

During the year ended December 31, 2010, the Company leased office space in Memphis, Tennessee from Robert Langdon, a former employee and Scott Langdon, a current employee. The lease terminated on December 31, 2010. During the year ended December 31, 2010, the Company incurred $253,000 in rent expense for this lease.

NOTE 15—QUARTERLY FINANCIAL DATA (unaudited)

The following table presents certain unaudited quarterly statement of income data for each of the last eight quarters through the year ended December 31, 2012. The information has been derived from our unaudited condensed consolidated financial statements. In the opinion of our management, the unaudited condensed consolidated financial statements have been prepared on a basis consistent with the financial statements which appear elsewhere in this Annual Report and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position and results of operations for such unaudited periods. Historical results are not necessarily indicative of results to be expected in the future.

Quarterly Data

	Unaudited Fiscal Year 2011 Three months ended				Unaudited Fiscal Year 2012 Three months ended
(In thousands)	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
Revenue	$99,078	$98,449	$112,904	$113,769	$125,020	$122,125	$116,775	$93,244

Gross margin	$61,113	$63,139	$74,833	$81,405	$84,742	$84,516	$79,093	$62,456

Net income (loss)	$5,062	$(39,661)	$7,132	$14,045	$10,151	$16,276	$2,560	$344

Basic and diluted net income (loss) per share:
Basic	$0.06	$(0.44)	$0.07	$0.14	$0.10	$0.16	$0.03	$0.00

Diluted	$0.06	$(0.44)	$0.07	$0.14	$0.10	$0.16	$0.03	$0.00

NOTE 16—CONSOLIDATING FINANCIAL STATEMENT INFORMATION

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

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 31, 2012

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

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 31, 2012

Bankrate, Inc. and Subsidiaries

Condensed Consolidated Statement of Comprehensive Income

(In thousands)

December 31, 2012

	Bankrate	Guarantor Subsidiary	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Cash and cash equivalents	$65,454	$16,452	$1,684	$—	$83,590
Accounts receivable, net of allowance for doubtful accounts	29,789	20,835	1,974	—	52,598
Deferred income taxes	3,402	355	6	—	3,763
Prepaid expenses and other current assets	12,843	763	85	—	13,691

Total current assets	111,488	38,405	3,749	—	153,642
Furniture, fixtures and equipment, net of accumulated depreciation	5,796	3,690	538	—	10,024
Intangible assets, net of accumulated amortization	263,415	115,216	4,101	—	382,732
Goodwill	388,183	213,990	—	—	602,173
Other assets	1,807	9,772	—	—	11,579
Intercompany	(197,184)	206,415	(9,231)	—	—
Investments in subsidiary	355,867	(2,305)	—	(353,562)	—

Total assets	$929,372	$585,183	$(843)	$(353,562)	$1,160,150

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable	$5,214	$2,782	$231	$—	$8,227
Accrued expenses	18,485	3,281	267	—	22,033
Deferred revenue and customer deposits	2,875	875	111	—	3,861
Accrued interest	—	10,588	—	—	10,588
Other current liabilities	6,390	—	9	—	6,399

Total current liabilities	32,964	17,526	618	—	51,108
Deferred income taxes, net	45,815	17,342	1,325	—	64,482
Senior secured notes, net of unamortized discount	—	193,943	—	—	193,943
Other liabilities	22,442	24	—	—	22,466

Total liabilities	101,221	228,835	1,943	—	331,999
Total stockholders’ equity	828,151	356,348	(2,786)	(353,562)	828,151

Total liabilities and stockholders’ equity	$929,372	$585,183	$(843)	$(353,562)	$1,160,150

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 31, 2012

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

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 31, 2012

Consolidating Statement of Comprehensive Income

For the fiscal year ended December 31, 2012

(In thousands)

	Bankrate	Guarantor Subsidiary	Non-Guarantor Subsidiary	Eliminations	Consolidated
Revenue	$331,609	$223,322	$7,255	$(105,022)	$457,164
Cost of revenue (excludes depreciation and amortization)	145,473	105,890	16	(105,022)	146,357

Gross margin	186,136	117,432	7,239	—	310,807

Operating expenses:
Sales	9,097	7,010	7	—	16,114
Marketing	81,349	38,569	6,304	—	126,222
Product development	9,275	7,737	11	—	17,023
General and administrative	28,263	7,784	1,384	—	37,431
Legal settlements	874	—	—	—	874
Acquisition, offering and related expenses and related party fees	335	—	—	—	335
Depreciation and amortization	33,370	18,743	741	—	52,854

	162,563	79,843	8,447	—	250,853

Income (loss) from operations	23,573	37,589	(1,208)	—	59,954
Interest and other expenses, net	(1,170)	(23,925)	(676)	—	(25,771)
Change in fair value of contingent acquisition consideration	2,645	—	—	—	2,645
Earnings (loss) on equity investments, net of tax	5,482	(997)	—	(4,485)	—

Income (loss) before income taxes	30,530	12,667	(1,884)	(4,485)	36,828
Income tax expense	1,199	6,189	109	—	7,497

Net income (loss)	$29,331	$6,478	$(1,993)	$(4,485)	$29,331

Net income (loss)	$29,331	$6,478	$(1,993)	$(4,485)	$29,331
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	353	(215)	(353)	568	353

Comprehensive income (loss)	$29,684	$6,263	$(2,346)	$(3,917)	$29,684

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 31, 2012

Bankrate, Inc. and Subsidiaries

Condensed Consolidated Statement of Comprehensive Income

(In thousands)

Fiscal year ended December 31, 2011

	Bankrate	Guarantor Subsidiary	Non-Guarantor Subsidiary	Eliminations	Consolidated
Revenue	$262,547	$207,158	$7,828	$(53,333)	$424,200
Cost of revenue (excludes depreciation and amortization)	118,566	78,421	56	(53,333)	143,710

Gross margin	143,981	128,737	7,772	—	280,490

Operating expenses:
Sales	7,033	5,943	4	—	12,980
Marketing	41,717	37,656	6,680	—	86,053
Product development	6,762	8,198	(94)	—	14,866
General and administrative	20,843	14,414	1,405	—	36,662
Acquisition, offering and related expenses and related party fees	44,248	—	—	—	44,248
Restructuring charges	975	297	—	—	1,272
Depreciation and amortization	24,359	18,823	354	—	43,536

	145,937	85,331	8,349	—	239,617

(Loss) income from operations	(1,956)	43,406	(577)	—	40,873
Interest and other expenses, net	(229)	(30,880)	(677)	—	(31,786)
Change in fair value of contingent acquisition consideration	(292)	—	—	—	(292)
Loss on early extinguishment of senior secured notes	—	(16,629)	—	—	(16,629)
(Loss) earnings on equity investments, net of tax	(3,682)	(245)	—	3,927	—

Other (expense) income	(4,203)	(47,754)	(677)	3,927	(48,707)

(Loss) income before income taxes	(6,159)	(4,348)	(1,254)	3,927	(7,834)
Income tax expense (benefit)	7,263	(1,675)	—	—	5,588

Net (loss) income	$(13,422)	$(2,673)	$(1,254)	$3,927	$(13,422)

Net income (loss)	$(13,422)	$(2,673)	$(1,254)	$3,927	$(13,422)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	—	—	—	—	—

Comprehensive (loss) income	$(13,422)	$(2,673)	$(1,254)	$3,927	$(13,422)

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 31, 2012

Bankrate, Inc. and Subsidiaries

Condensed Consolidated Statement of Comprehensive Income

(In thousands)

Fiscal year ended December 31, 2010

	Bankrate	Guarantor Subsidiary	Non-Guarantor Subsidiary	Eliminations	Consolidated
Revenue	$152,500	$67,514	$3,378	$(2,794)	$220,598
Cost of revenue (excludes depreciation and amortization)	60,038	28,008	74	(2,794)	85,326

Gross margin	92,462	39,506	3,304	—	135,272

Operating expenses:
Sales	7,393	1,231	—	—	8,624
Marketing	12,226	8,740	2,706	—	23,672
Product development	6,824	1,893	5	—	8,722
General and administrative	17,426	4,620	945	—	22,991
Legal settlements	1,646	—	—	—	1,646
Acquisition, offering and related expenses and related party fees	17,390	—	—	—	17,390
Restructuring charges	2,225	1,063	—	—	3,288
Depreciation and amortization	26,794	7,782	650	—	35,226

	91,924	25,329	4,306	—	121,559

Income (loss) from operations	538	14,177	(1,002)	—	13,713
Interest and other expenses, net	(21,464)	(16,980)	(257)	—	(38,701)
Change in fair value of contingent acquisition consideration	(60)	—	—	—	(60)
(Loss) earnings on equity investments, net of tax	(3,028)	(482)	—	3,510	—

(Loss) income before income taxes	(24,014)	(3,285)	(1,259)	3,510	(25,048)
Income tax benefit	(2,617)	(1,034)	—	—	(3,651)

Net (loss) income	$(21,397)	$(2,251)	$(1,259)	$3,510	$(21,397)

Net income (loss)	$(21,397)	$(2,251)	$(1,259)	$3,510	$(21,397)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(740)	—	(740)	740	(740)

Comprehensive (loss) income	$(22,137)	$(2,251)	$(1,999)	$4,250	$(22,137)

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 31, 2012

Bankrate, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

Fiscal year ended December 31, 2012

	Bankrate	Guarantor Subsidiary	Non-Guarantor Subsidiary	Consolidated
Cash flows from operating activities
Net cash provided by operating activities	$67,923	$9,203	$155	$77,281
Cash flows from investing activities
Purchases of furniture, fixtures and equipment and capitalized website development costs	(10,507)	(2,817)	(313)	(13,637)
Cash used in business acquisitions, net	(31,393)	—	—	(31,393)
Restricted cash	(304)	—	—	(304)

Net cash used in investing activities	(42,204)	(2,817)	(313)	(45,334)

Cash flows from financing activities
Cash paid for acquisition earnouts and contingent liabilities	(5,626)	—	—	(5,626)
Purchase of Company common stock	(591)	—	—	(591)
Proceeds from issuance of common stock, net of costs	1,462	—	—	1,462
Excess tax benefit from stock-based compensation	14	—	—	14

Net cash used in financing activities	(4,741)	—	—	(4,741)
Effect of exchange rate on cash and cash equivalents	—	—	171	171

Net increase in cash	20,978	6,386	13	27,377
Cash - beginning of year	44,476	10,066	1,671	56,213

Cash - end of year	$65,454	$16,452	$1,684	$83,590

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 31, 2012

Bankrate, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

Fiscal year ended December 31, 2011

	Bankrate	Guarantor Subsidiary	Non-Guarantor Subsidiary	Consolidated
Cash flows from operating activities
Net cash provided by operating activities	$39,805	$7,670	$840	$48,315
Cash flows from investing activities
Purchases of furniture, fixtures and equipment and capitalized website development costs	(3,388)	(2,618)	(239)	(6,245)
Cash used in business acquisitions, net	(89,469)	—	—	(89,469)
Restricted cash	2	—	—	2

Net cash used in investing activities	(92,855)	(2,618)	(239)	(95,712)

Cash flows from financing activities
Cash paid for acquisition earnouts and contingent liabilities	(576)	—	—	(576)
Debt issuance costs	(2,950)	—	—	(2,950)
Repurchase of senior secured notes	(117,337)	—	—	(117,337)
Proceeds from issuance of common stock, net of costs	170,319	—	—	170,319
Payments to dissenting stockholders	(61,253)	—	—	(61,253)

Net cash used in financing activities	(11,797)	—	—	(11,797)

Effect of exchange rate on cash and cash equivalents	—	—	(223)	(223)

Net (decrease) increase in cash	$(64,847)	$5,052	$378	$(59,417)

Cash - beginning of year	109,323	5,014	1,293	115,630

Cash - end of year	$44,476	$10,066	$1,671	$56,213

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 31, 2012

Bankrate, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

Fiscal year ended December 31, 2010

	Bankrate	Guarantor Subsidiary	Non-Guarantor Subsidiary	Consolidated
Cash flows from operating activities
Net cash provided by (used in) operating activities	$31,809	$2,636	$(3,209)	$31,236

Cash flows from investing activities
Purchases of furniture, fixtures and equipment and capitalized website development costs	(2,996)	(1,243)	(249)	(4,488)
Cash used in business acquisitions, net	(355,169)	—	—	(355,169)
Proceeds from sale of savingforcollege.com	250	—	—	250
Restricted cash	2	—	—	2

Net cash used in investing activities	(357,913)	(1,243)	(249)	(359,405)

Cash flows from financing activities
Cash paid for acquisition earnouts and contingent liabilities	(13,583)	—	—	(13,583)
Debt issuance costs	(11,578)	—	—	(11,578)
Proceeds from issuance of common stock, net of costs	100,196	—	—	100,196
Proceeds from issuance of senior secured notes	297,231	—	—	297,231
Proceeds from issuance of shareholder debt	40	—	—	40
Payment to dissenting stockholders	(6,141)	—	—	(6,141)

Net cash provided by financing activities	366,165	—	—	366,165

Effect of exchange rate on cash and cash equivalents	—	—	(56)	(56)

Net increase (decrease) in cash	$40,061	$1,393	$(3,514)	$37,940

Cash - beginning of year	69,262	3,621	4,807	77,690

Cash - end of year	$109,323	$5,014	$1,293	$115,630

NOTE 17—SUBSEQUENT EVENTS

On February 12, 2013 the Company’s Board of Directors authorized a $70 million share repurchase program which allows the Company to repurchase shares of its common stock in open market or private transactions. The program will expire on December 31, 2014.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify the Company’s financial reports and to other members of senior management and the board of directors.

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

We refer you to “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” for the fiscal year ended December 31, 2012, which are included in this Annual Report on Form 10-K, for Management’s report on the Registrant’s internal control over financial reporting and the Independent Registered Public Accounting Firm’s report with respect to the effectiveness of internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the registrant’s proxy Statement for its 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2012.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the registrant’s proxy Statement for its 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the registrant’s proxy Statement for its 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2012.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated by reference to the registrant’s proxy Statement for its 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2012.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the registrant’s proxy Statement for its 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December  31, 2012.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules

Documents Filed as Part of This Report:

(1)	Financial Statements.

See Index to Financial Statements under Item 8.

(2)	Financial Statement Schedules.

All financial statement schedules have been omitted since the required information is not applicable or is included in the consolidated financial statements or notes thereto.

(3)	Exhibits.

The exhibits to this report are listed below.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of North Palm Beach, State of Florida.

Bankrate, Inc.

Date: March 1, 2013	By:	/s/ EDWARD J. DIMARIA
Edward J. DiMaria Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed below by the following persons in the capacities and on the dates indicated below.

Signature	Title	Date

/S/ THOMAS R. EVANS Thomas R. Evans	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2013

/s/ EDWARD J. DIMARIA Edward J. DiMaria	Senior Vice President-Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2013

/s/ PETER C. MORSE Peter C. Morse	Chairman of the Board and Director	March 1, 2013

* Seth Brody	Director	March 1, 2013

* Michael J. Kelly	Director	March 1, 2013

* Bruce Nelson	Director	March 1, 2013

* Richard Pinola	Director	March 1, 2013

* Christian Stahl	Director	March 1, 2013

* Mitch Truwit	Director	March 1, 2013

/s/ EDWARD J. DIMARIA *Edward J. DiMaria Attorney-in-fact

Exhibits

Exhibit Number	Description

2.1*	Agreement and Plan of Merger by and among BEN Holdings, Inc., BEN Merger Sub, Inc. and Bankrate, Inc., dated July 22, 2009

2.2*	Agreement and Plan of Merger by and among Bankrate, Inc., BR Acquisitions Inc., NetQuote Holdings, Inc. and Spectrum Equity Investors IV, L.P., dated May 25, 2010

2.3*	Agreement and Plan of Merger by and among Bankrate, Inc., CCBK Acquisition, Inc., CreditCards.com, Inc., certain stockholders, and American Capital, Ltd., dated June 10, 2010

3.1#	Second Amended and Restated Certificate of Incorporation of Bankrate, Inc.

3.2#	Second Amended and Restated Bylaws of Bankrate, Inc.

4.1*	Indenture, dated as of July 13, 2010, among Bankrate, Inc., the Guarantors, Wilmington Trust FSB as trustee, and Wilmington Trust FSB, as collateral agent, governing Bankrate, Inc.’s 11 3 / 4 % Senior Secured Notes due 2015

4.2*	Registration Rights Agreement, dated as of July 13, 2010, among Bankrate, Inc., the Guarantors and the Initial Purchasers in relation to Bankrate, Inc.’s 11 3 / 4 % Senior Secured Notes due 2015

4.3*	Security Agreement from Bankrate, Inc., the other Grantors to Wilmington Trust FSB, as Trustee, and Wilmington Trust FSB, as Collateral Agent, dated as of July 13, 2010

4.4*	Escrow and Security Agreement between Bankrate, Inc. and Wilmington Trust FSB, as Escrow Agent and Trustee, dated as of July 13, 2010

4.5*	Supplemental Indenture, dated as of August 6, 2010, by and among the Guarantors, Bankrate, Inc., Wilmington Trust FSB, as Trustee under the Indenture referred to below, and Wilmington Trust FSB, as Collateral Agent

4.6*	Supplemental Indenture, dated as of April 15, 2011, by and among the Guarantors, Bankrate, Inc., Wilmington Trust FSB, as Trustee under the Indenture referred to below, and Wilmington Trust FSB, as Collateral Agent

4.7*	Form of common stock certificate of Bankrate, Inc.

4.8*	Form of VCOC Investors’ Rights Agreement.

10.1*	Executive Agreement between Bankrate, Inc. and Thomas Evans, dated June 21, 2004

10.2*	Executive Agreement between Bankrate, Inc. and Edward DiMaria, dated April 3, 2006

10.3*	Executive Agreement between Bankrate, Inc. and Daniel Hoogterp, dated May 31, 2005

10.4*	Executive Agreement between Bankrate, Inc. and Michael Ricciardelli, dated July 22, 2010

10.5*	Executive Agreement between Bankrate, Inc. and Donaldson Ross, dated September 11, 2006

10.6*	Amendment to Employment Agreement between Bankrate, Inc. and Thomas R. Evans, dated September 25, 2009

10.7*	Amendment to Employment Agreement between Bankrate, Inc. and Daniel P. Hoogterp, dated September 25, 2009

10.8*	Amendment to Employment Agreement between Bankrate, Inc. and Donaldson Ross, dated September 25, 2009

Exhibit Number	Description

10.9	Amendment No. 2 to Employment Agreement between Bankrate, Inc. and Thomas R. Evans, dated December 31, 2012

10.10	Amendment to Employment Agreement between Bankrate, Inc. and Edward J. DiMaria, dated December 31, 2012

10.11	Amendment No. 2 to Employment Agreement between Bankrate, Inc. and Daniel P. Hoogterp, dated December 31, 2012

10.12	Amendment to Employment Agreement between Bankrate, Inc. and Michael J. Ricciardelli, dated December 31, 2012

10.13	Amendment No. 2 to Employment Agreement between Bankrate, Inc. and Donaldson Ross, dated December 31, 2012

10.14*	Form of Class B Common Share Purchase Agreement by and among BEN Holdings, Inc. and members of the management

10.15*	Class B Common Share Purchase Agreement by and between BEN Holdings, Inc., Brothers Brook, LLC and Jeffery Boyd

10.16*	Form of Class B Recourse Secured Promissory Notes issued by BEN Holdings, Inc. to members of the management

10.17*	Form of Executive Stock Pledge Agreement by and between BEN Holdings, Inc., and members of the management

10.18*	Form of Director Indemnification Agreement dated March 1, 2010, between Bankrate, Inc., BEN Holdings, Inc., and members of the management

10.19*	Form of Indemnification Agreement by and between BEN Holdings, Inc. and members of the management

10.20*	Bankrate, Inc. Amended and Restated Exit Event Incentive Bonus Plan (October 2010)

10.21*	Fourth Amended and Restated Stockholders Agreement

10.22*	Lease by and between Gardens Plaza Investors, LLC and Bankrate, Inc., dated November 3, 2005

10.23*	Lease Agreement between RGK Rentals, Ltd. and CreditCards.com, Inc., dated November 16, 2007

10.24*	Amended and Restated Office Lease by and between 1860 Blake Street, LLC and NetQuote, Inc, dated September 22, 2008

10.25#	Bankrate, Inc. 2011 Equity Compensation Plan

10.26*	Form of Bankrate, Inc. Senior Executive Annual Bonus Plan

10.27*	Form of Director Indemnification Agreement between Bankrate, Inc., and members of the management

10.28*	Revolving Credit Agreement, dated June 10, 2011 among Bankrate, Inc., the Guarantors, the Lenders, Goldman Sachs Bank USA and Merrill Lynch, Pierce, Fenner & Smith Incorporated

21.1	List of Subsidiaries of Bankrate, Inc.

23.1	Consent of Grant Thornton LLP

24.1	Power of Attorney

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Ex. 101.INS	XBRL Instance Document

Ex. 101.SCH	XBRL Taxonomy Extension Schema Document

Ex. 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Ex. 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Ex. 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Ex. 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (333-173550).
#	Incorporated by reference to the Company’s Registration Statement on Form S-8 (333-175000).