Form 10-Q
period 2013-03-31
Bankrate, Inc.
filed 2013-05-10
CIK 1518222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

The number of outstanding shares of the issuer’s common stock as of April 22, 2013 was as follows: 100,047,441 shares of Common Stock, $.01 par value.

Bankrate, Inc. and Subsidiaries

Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2013

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

Important factors that could cause actual results to differ materially from our expectations, which we refer to as cautionary statements, are discussed in detail in Part I, Item 1A. “Risk Factors” in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013. All forward-looking information in this quarterly report and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include without limitation:

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

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

Bankrate, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	(Unaudited) March 31, 2013	December 31, 2012
Assets
Cash and cash equivalents	$89,240	$83,590
Accounts receivable, net of allowance for doubtful accounts of $421 and $658 at March 31, 2013 and December 31, 2012	59,221	52,598
Deferred income taxes	3,763	3,763
Prepaid expenses and other current assets	11,040	13,691

Total current assets	163,264	153,642

Furniture, fixtures and equipment, net of accumulated depreciation of $14,471 and $12,851 at March 31, 2013 and December 31, 2012	10,716	10,024
Intangible assets, net of accumulated amortization of $141,189 and $128,366 at March 31, 2013 and December 31, 2012	381,378	382,732
Goodwill	602,398	602,173
Other assets	11,172	11,579

Total assets	$1,168,928	$1,160,150

Liabilities and Stockholders’ Equity

Liabilities
Accounts payable	$7,524	$8,227
Accrued expenses	22,755	22,033
Deferred revenue and customer deposits	3,926	3,861
Accrued interest	4,860	10,588
Other current liabilities	19,056	6,399

Total current liabilities	58,121	51,108

Deferred income taxes	64,482	64,482
Senior secured notes, net of unamortized discount	194,033	193,943
Other liabilities	20,013	22,466

Total liabilities	336,649	331,999

Commitments and contingencies (Note 9)

Stockholders’ equity
Common stock, par value $.01 per share - 300,000,000 shares authorized at March 31, 2013 and December 31, 2012; 100,097,969 shares issued at March 31, 2013 and December 31, 2012; 100,047,441 shares outstanding at March 31, 2013 and December 31, 2012	1,000	1,000
Additional paid-in capital	845,634	843,393
Accumulated deficit	(13,081)	(15,264)
Less: Treasury stock, at cost - 50,528 shares at March 31, 2013 and December 31, 2012	(591)	(591)
Accumulated other comprehensive loss	(683)	(387)

Total stockholders’ equity	832,279	828,151

Total liabilities and stockholders’ equity	$1,168,928	$1,160,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bankrate, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three months ended
	March 31, 2013	March 31, 2012
Revenue	$108,448	$125,020
Cost of revenue (excludes depreciation and amortization)	36,039	40,278

Gross margin	72,409	84,742

Operating expenses:
Sales	3,787	3,939
Marketing	26,232	31,250
Product development	4,492	4,424
General and administrative	11,700	9,982
Legal settlements	—	62
Acquisition, offering and related expenses and related party fees	—	197
Depreciation and amortization	14,511	11,769

	60,722	61,623

Income from operations	11,687	23,119

Interest and other expenses, net	6,530	6,437
Change in fair value of contingent acquisition consideration	1,149	43

Income before income taxes	4,008	16,639
Income tax expense	1,825	6,488

Net income	$2,183	$10,151

Basic and diluted net income per share:
Basic	$0.02	$0.10
Diluted	0.02	0.10
Weighted average common shares outstanding:
Basic	100,047,441	99,879,865
Diluted	100,053,107	101,712,071

Comprehensive income	$1,887	$10,303

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bankrate, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended
	March 31, 2013	March 31, 2012
Cash flows from operating activities
Net income	$2,183	$10,151
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	14,511	11,769
Provision for doubtful accounts receivable	96	180
Amortization of deferred financing charges and original issue discount	671	596
Stock-based compensation	2,241	2,698
Change in fair value of contingent acquisition consideration	1,149	43
Change in operating assets and liabilities, net of effect of business acquisitions
Accounts receivable	(6,719)	(578)
Prepaid expenses and other assets	2,590	(13)
Accounts payable	(703)	1,132
Accrued expenses	1,972	(5,424)
Other liabilities	(5,638)	(5,600)
Deferred revenue	65	(2,179)

Net cash provided by operating activities	12,418	12,775

Cash flows from investing activities
Purchases of furniture, fixtures and equipment and capitalized website development costs	(3,688)	(2,079)
Cash used in business acquisitions, net	(3,000)	(1,713)
Restricted cash	—	4

Net cash used in investing activities	(6,688)	(3,788)

Cash flows from financing activities
Cash paid for acquisition earnouts and contingent liabilities	—	(1,000)

Net cash used in financing activities	—	(1,000)

Effect of exchange rate on cash and cash equivalents	(80)	323

Net increase in cash	5,650	8,310
Cash - beginning of period	83,590	56,213

Cash - end of period	$89,240	$64,523

Supplemental disclosure of other cash flow activities
Cash paid for interest	$11,578	$11,456
Cash paid (refunded) for taxes, net of refunds (payments)	654	(1,605)

Supplemental disclosure of non-cash investing and financing activities
Contingent acquisition consideration	$8,800	$—
Acquisition related payables	—	4,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement of our results have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, for any other interim period or for any other future year.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 1, 2013.

There have been no significant changes in the Company’s accounting policies from those disclosed in the Company’s 2012 Annual Report on Form 10-K filed with the SEC on March 1, 2013.

Reclassification

Certain reclassifications have been made to the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and to the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2012 to conform to the presentation for the three months ended March 31, 2013.

New Accounting Pronouncements

Recently Adopted Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs. ASU 2011-04 amends Topic 820, Fair Value Measurement to change the wording used to describe the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments include wording changes that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The adoption of ASU 2011-04 as of January 1, 2012 did not have a material impact on the Company’s consolidated financial statements.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

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

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This amendment requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The amendment is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of ASU 2011-11 as of January 1, 2013 did not have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income to update the presentation of reclassifications from comprehensive income to net income in consolidated financial statements. Under this new guidance, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income either by the respective line items of net income or by cross-reference to other required disclosures. The new guidance does not change the requirements for reporting net income or other comprehensive income in financial statements. This guidance is effective for fiscal years beginning after December 15, 2012. We adopted this guidance effective January 1, 2013, and it did not have any effect on our consolidated financial statements.

Recently Issued Pronouncements, Not Adopted as of March 31, 2013

In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. Under this guidance, when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity, the parent is required to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income. This amendment is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013 and early adoption is permitted. We do not expect the adoption of this amendment to have a material impact on the Company’s consolidated financial statements.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

NOTE 2 – GOODWILL AND INTANGIBLE ASSETS

Goodwill activity for the three months ended March 31, 2013 is shown below:

Balance, December 31, 2012	$602,173
Acquisition of certain assets and liabilities of various entities	225

Balance, March 31, 2013	$602,398

Intangible assets consist primarily of domain names and URLs, customer relationships, affiliate relationships and developed technologies. Intangible assets are being amortized over their estimated useful lives on both straight-line and accelerated bases.

Intangible assets subject to amortization were as follows as of March 31, 2013:

(In thousands)	Cost	Accumulated Amortization	Net
Trademarks and URLs	$255,170	$(38,323)	$216,847
Customer Relationships	228,871	(78,440)	150,431
Affiliate Network	20,840	(11,103)	9,737
Developed technology	17,686	(13,323)	4,363

	$522,567	$(141,189)	$381,378

Intangible assets subject to amortization were as follows as of December 31, 2012:

(In thousands)	Cost	Accumulated Amortization	Net
Trademarks and URLs	$243,557	$(33,738)	$209,819
Customer Relationships	229,009	(71,745)	157,264
Affiliate Network	20,840	(10,926)	9,914
Developed technology	17,692	(11,957)	5,735

	$511,098	$(128,366)	$382,732

Amortization expense for the three months ended March 31, 2013 and 2012 was $12.9 million and $10.5 million, respectively.

Future amortization expense as of March 31, 2013 is expected to be:

(In thousands)	Amortization Expense
Remainder of 2013	$38,241
2014	49,366
2015	47,828
2016	46,058
2017	41,170
Thereafter	158,715

Total expected amortization expense for intangible assets	$381,378

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

NOTE 3 – EARNINGS PER SHARE

We compute basic earnings per share by dividing net income for the period by the weighted average number of shares outstanding for the period. Diluted earnings per share includes the effects of dilutive common stock equivalents, consisting of outstanding stock-based awards, unrecognized compensation expense and tax benefits in accordance with FASB Accounting Standards Codification (“ASC”) 718, Compensation – Stock Compensation, to the extent the effect is not anti-dilutive, using the treasury stock method.

The following table presents the computation of basic and diluted earnings per share:

	Three months ended
(In thousands, except share and per share data)	March 31, 2013	March 31, 2012
Net income	$2,183	$10,151

Weighted average common shares outstanding for basic earnings per share	100,047,441	99,879,865
Additional dilutive shares related to share based awards	5,666	1,832,206

Weighted average common shares outstanding for diluted earnings per share	100,053,107	101,712,071

Basic and diluted earnings per share:
Basic	$0.02	$0.10

Diluted	$0.02	$0.10

For the three months ended March 31, 2013 and 2012 there were 4,982,738 and 0 stock options, respectively, which are not included in the calculation of diluted earnings per share because their impact would have been anti-dilutive.

NOTE 4 – STOCKHOLDERS’ EQUITY

The activity in stockholders’ equity for the three months ended March 31, 2013 is shown below:

						Accumulated Other Comprehensive Loss - Foreign Currency Translation
			Additional paid-in capital				Total Stockholders’ Equity
	Common Stock			Accumulated Deficit	Treasury Stock
	Shares	Amount
Balance at December 31, 2012	100,048	$1,000	$843,393	$(15,264)	$(591)	$(387)	$828,151
Other comprehensive income, net of taxes	—	—	—	—	—	(296)	(296)
Stock-based compensation	—	—	2,241	—	—	—	2,241
Net income	—	—	—	2,183	—	—	2,183

Balance at March 31, 2013	100,048	$1,000	$845,634	$(13,081)	$(591)	$(683)	$832,279

NOTE 5 – GEOGRAPHIC DATA AND CONCENTRATIONS

No single country outside of the U.S. accounted for more than 10% of revenue during the three months ended March 31, 2013 and 2012. There was one customer that accounted for 10% of net sales during the three months ended March 31, 2013. There was one customer that accounted for 11% of net sales during the three months ended March 31, 2012. One customer’s accounts receivable balances constituted 11% of the accounts receivable balance as of March 31, 2013. One customer’s accounts receivable balances constituted more than 13% of the accounts receivable balance at December 31, 2012.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Revenue related to the U.S. and international operations and revenue by type for the three months ended March 31, 2013 and 2012, and long-lived assets related to the U.S. and international operations as of March 31, 2013 and December 31, 2012 are as follows:

	Three months ended
(In thousands)	March 31, 2013	March 31, 2012
Revenue:
USA	$106,941	$123,193
International	1,507	1,827

	$108,448	$125,020

Revenue:
Online	$106,465	$123,007
Print	1,983	2,013

	$108,448	$125,020

(In thousands)	March 31, 2013	December 31, 2012
Long lived assets:
USA	$990,185	$990,290
International	4,307	4,639

Balance, end of period	$994,492	$994,929

NOTE 6 – FAIR VALUE MEASUREMENT

Given their short-term nature, the carrying amounts of cash, accounts receivable, accounts payable and accrued expenses including accrued interest approximate estimated fair value. The U.S. Treasury securities, classified as cash equivalents, are measured using quoted market prices available on active markets. In measuring the fair value of the Senior Secured Notes, the Company used market information. These estimates require considerable judgment in interpreting market data, and changes in assumptions or estimation methods could significantly affect the fair value estimates.

The following table presents estimated fair value, and related carrying amounts, as of March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial Liabilities:
Senior Secured Notes	$194,033	$210,600	$193,943	$215,231

In addition, the Company makes recurring fair value measurements of its contingent acquisition consideration using Level 3 unobservable inputs. The Company recognizes the fair value of contingent acquisition consideration based on its estimated fair value at the date of acquisition using discounted cash flows and subsequent adjustments to the fair value are due to the passage of time as we approach the payment date or changes to management’s estimates. The following tables present the Company’s fair value measurements of its contingent acquisition consideration as of March 31, 2013 and December 31, 2012 using the fair value hierarchy.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

	Fair Value Measurement at March 31, 2013 Using
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurement
Contingent acquisition consideration	$—	$—	$27,046	$27,046

Total recurring fair value measurements	$—	$—	$27,046	$27,046

	Fair Value Measurement at December 31, 2012 Using
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurement
Contingent acquisition consideration	$—	$—	$17,197	$17,197

Total recurring fair value measurements	$—	$—	$17,197	$17,197

The following table sets forth a reconciliation of changes in the fair value of the Company’s Level 3 financial assets, contingent acquisition consideration, for the three months ended March 31, 2013:

(In thousands)	Three months ended March 31, 2013
Balance at beginning of period	$17,197
Additions to Level 3	8,800
Transfers into Level 3	—
Transfers out of Level 3	(100)
Change in fair value	1,149
Payments	—

Balance at end of period	$27,046

NOTE 7 – STOCK-BASED COMPENSATION

In June 2011, the Company established the 2011 Equity Compensation Plan (the “2011 Plan”) to grant stock-based awards for up to 12,120,000 shares of our common stock. Under the 2011 Plan, the Board of Directors or its delegate has the sole authority to determine who receives such grants, the type, size and timing of such grants, and to specify the terms of any non-competition agreements relating to the grants. The purpose of the 2011 Plan is to advance our interests by providing eligible participants in the Plan with the opportunity to receive equity-based or cash incentive awards, thereby aligning their economic interests with those of our stockholders. As of March 31, 2013, 6,867,758 shares were available for future issuance under the 2011 plan.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

The stock-based compensation expense for stock options and restricted stock awards recognized in our condensed consolidated statements of comprehensive income for the three months ended March 31, 2013 and 2012 are as follows:

	Three months ended
(In thousands)	March 31, 2013	March 31, 2012
Cost of revenue	$128	$209
Operating expenses:
Sales	344	415
Marketing	263	285
Product development	325	488
General and administrative	1,181	1,301

Total stock-based compensation	$2,241	$2,698

Restricted Stock

Stock-based compensation expense for the three months ended March 31, 2013 and 2012 included approximately $0 and $442,000 related to restricted stock awards, respectively. As of March 31, 2013, there was no unrecognized compensation cost related to non-vested restricted stock awards.

Stock Options

During the three months ended March 31, 2013 we granted stock options for 75,000 shares. The stock options granted have a weighted average exercise price of $12.05 per option and a contractual term of seven years.

Stock option activity was as follows for the three months ended March 31, 2013:

	Number of Shares	Price Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance, December 31, 2012	5,005,654	$11.17 - $24.25	$15.49	$51,200
Granted	75,000	$11.05 - $12.81	$12.05
Exercised	—	—	—
Forfeited	(27,916)	$14.32 - $15.00	$14.83
Expired	—	—	—

Balance, March 31, 2013	5,052,738	$11.05 - $24.25	$15.42	$57,500

The following table provides the weighted average grant date fair value of the stock options granted during the three months ended March 31, 2013 using the Black-Scholes option pricing model together with a description of the weighted average assumptions used to calculate the fair value.

Three months ended March 31, 2013
Weighted average assumptions:
Weighted average grant date fair value	$5.96
Expected volatility	59.85%
Risk free rate	0.73%
Expected lives	4.75 Years
Expected dividend yield	0.00%

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Pursuant to the income tax provisions of ASC 718, we follow the “long-haul method” of computing our hypothetical additional paid-in capital, or APIC, pool. Approximately 318,000 stock options vested during the three months ended March 31, 2013.

The aggregate intrinsic value of stock options outstanding in the table above is calculated as the difference between the closing price of Bankrate’s common stock on the last trading day of the reporting period ($11.94) and the exercise price of the stock options multiplied by the number of shares underlying options with an exercise prices less than the closing price on the last trading day of the reporting period.

As of March 31, 2013, approximately $21.2 million of total unrecognized compensation costs, net of forfeitures, related to non-vested stock option awards is expected to be recognized over a weighted average period of 2.33 years.

NOTE 8 – INCOME TAXES

We calculate our income tax provision for interim periods based on two components: 1) the estimate of the annual effective tax rate and 2) the addition of any required period (i.e., discrete) events. The difference between income tax expense computed at the statutory rate and the reported income tax expense is primarily due to state income taxes incurred during the three months ended March 31, 2013 and 2012.

We have approximately $9.6 million of unrecognized tax benefits as of March 31, 2013 and December 31, 2012.

We are subject to income taxes in the U.S. federal jurisdiction, various state and local jurisdictions, and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2008.

We accrued approximately $96,000 and $143,000 for the payment of interest and penalties for the respective three months ended March 31, 2013 and 2012, which was recorded as an income tax expense during the respective three months ended March 31, 2013 and 2012.

Our effective tax rate changed from approximately 39% during the three months ended March 31, 2012 to approximately 46% in the same period in 2013 due to foreign losses and interest incurred during the three months ended March 31, 2013 on liabilities related to unrecognized tax benefits.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

BanxCorp Litigation

In July 2007, BanxCorp, an online publisher of rate information provided by financial institutions with respect to various financial products, filed suit against the Company in the United States District Court for the District of New Jersey alleging violations of Federal and New Jersey State antitrust laws, including the Sherman Act and the Clayton Act. BanxCorp has alleged that it has been injured as a result of monopolistic and otherwise anticompetitive conduct on the part of the Company and is seeking approximately $180 million in compensatory damages, treble damages, and attorneys’ fees and costs. In October 2012, BanxCorp filed a Seventh Amended Complaint, alleging violations of Section 2 of the Sherman Act, Section 7 of the Clayton Act and parallel provisions of New Jersey antitrust laws, and dropping its claims under Section 1 of the Sherman Act. Discovery closed on December 21, 2012 and both parties have filed motions seeking summary judgment. The Company will continue to vigorously defend this lawsuit. The Company cannot presently estimate the amount of loss, if any, that would result from an adverse resolution of this matter.

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

NOTE 10 – DEBT

Senior Secured Notes

On July 13, 2010, the Company issued $300 million of 11 3/4% Senior Secured Notes due July 15, 2015 (the “Original Notes”) in a private placement at an Offering Price of 99.077% with an original issue discount of $2.8 million. The net proceeds of approximately

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

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

For the three months ended March 31, 2013 and 2012, interest expense, excluding the amortization of deferred financing costs and the original issue discounts, related to the Senior Secured Notes was $5.7 million and $5.7 million, respectively.

During the three months ended March 31, 2013 and 2012, the Company amortized original issue discount which is included within interest and other expenses on the accompanying condensed consolidated statements of comprehensive income of $89,000 and $79,000, respectively. At March 31, 2013 and December 31, 2012, the Company had approximately $967,000 and $1.1 million, respectively, in original issue discounts remaining to be amortized.

During the three months ended March 31, 2013 and 2012, the Company amortized deferred loan fees related to the Senior Secured Notes which are included within interest and other expenses on the accompanying consolidated statement of comprehensive income of $374,000 and $329,000, respectively. At March 31, 2013 and December 31, 2012, the Company had approximately $4.0 million and $4.4 million, respectively, in deferred loan fees remaining to be amortized.

The Company had a balance of approximately $194.0 million and $193.9 million in Senior Secured Notes, net of amortization, as of March 31, 2013 and December 31, 2012, respectively recorded on the accompanying consolidated balance sheet.

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

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Interest accrues daily and is payable in arrears for both base rate and Eurodollar loans. For base rate loans, interest is payable on the last business day of March, June, September and December. For Eurodollar loans interest is payable on electable periods of one, two, three or six months (or, if each affected lender so agrees, nine or twelve months). As of March 31, 2013 and December 31, 2012, the Company had $100.0 million available for borrowing under the Revolving Credit Facilities and there were no amounts outstanding. During the three months ended March 31, 2013 and 2012, the Company amortized $207,000 and $189,000 of deferred loan fees, respectively, which is included in interest and other expenses on the accompanying condensed consolidated statements of comprehensive income. At March 31, 2013 and December 31, 2012, the Company had approximately $1.6 million and $1.8 million, respectively, in deferred loan fees remaining to be amortized.

The Revolving Credit Agreement contains customary financial and other covenants, including maximum consolidated leverage ratio of 4.25:1.00. In addition, the Company is subject to covenants limiting incurrence of debt, liens on properties, investments, loans and advances, mergers and consolidations, asset sales, dividends and transactions with affiliates. The Company was in compliance with all required covenants as of March 31, 2013.

NOTE 11 – ACQUISITIONS

Fiscal Year 2013

On March 15, 2013, the Company acquired certain assets and liabilities of an entity for an aggregate purchase price of $11.8 million, including $8.8 million in fair value of contingent acquisition consideration. The Company paid $3.0 million during the three months ended March 31, 2013 and assumed a net liability of $165,000. This entity is individually immaterial to the Company’s net assets and operations. This acquisition was accounted for as a purchase and is included in the Company’s consolidated results from its acquisition date. The preliminary purchase accounting recorded by the Company included $225,000 in goodwill and $11.7 million in intangible assets for trademarks and URLs related to this acquisition. The Company has not yet finalized the purchase accounting of this acquisition as it continues to analyze certain documentation and amounts.

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

NOTE 12 – CONDENSED CONSOLIDATING FINANCIAL STATEMENT INFORMATION

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

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

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

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Condensed Consolidating Balance Sheet

As of March 31, 2013

(In thousands)

	Bankrate	Guarantor Subsidiary	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Cash and cash equivalents	$79,372	$7,869	$1,999	$—	$89,240

Accounts receivable, net of allowance for doubtful accounts	34,884	22,868	1,469	—	59,221
Deferred income taxes	3,422	335	6	—	3,763
Prepaid expenses and other current assets	10,090	872	78	—	11,040

Total current assets	127,768	31,944	3,552	—	163,264

Furniture, fixtures and equipment, net of accumulated depreciation	5,724	4,448	544	—	10,716
Intangible assets, net of accumulated amortization	266,476	111,139	3,763	—	381,378
Goodwill	388,408	213,990	—	—	602,398
Other assets	1,210	9,962	—	—	11,172
Intercompany	(209,137)	218,513	(9,376)	—	—
Investments in subsidiary	362,530	(2,963)	—	(359,567)	—

Total assets	$942,979	$587,033	$(1,517)	$(359,567)	$1,168,928

Liabilities and Stockholders’ Equity

Liabilities
Accounts payable	$3,249	$4,181	$94	$—	$7,524
Accrued expenses	19,782	2,907	66	—	22,755
Deferred revenue and customer deposits	2,816	1,038	72	—	3,926
Accrued interest	—	4,860	—	—	4,860
Other current liabilities	19,045	—	11	—	19,056

Total current liabilities	44,892	12,986	243	—	58,121

Deferred income taxes, net	45,815	17,342	1,325	—	64,482
Senior secured notes, net of unamortized discount	—	194,033	—	—	194,033
Other liabilities	19,993	20	—	—	20,013

Total liabilities	110,700	224,381	1,568	—	336,649
Total stockholders’ equity	832,279	362,652	(3,085)	(359,567)	832,279

Total liabilities and stockholders’ equity	$942,979	$587,033	$(1,517)	$(359,567)	$1,168,928

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Condensed Consolidating Balance Sheet

As of December 31, 2012

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

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Condensed Consolidating Statement of Comprehensive Income

For the three months ended March 31, 2013

(In thousands)

	Bankrate	Guarantor Subsidiary	Non-Guarantor Subsidiary	Eliminations	Consolidated
Revenue	$69,749	$55,810	$1,507	$(18,618)	$108,448
Cost of revenue (excludes depreciation and amortization)	35,791	18,860	6	(18,618)	36,039

Gross margin	33,958	36,950	1,501	—	72,409

Operating expenses:
Sales	2,063	1,714	10	—	3,787
Marketing	16,406	8,461	1,365	—	26,232
Product development	2,616	1,873	3	—	4,492
General and administrative	8,551	2,755	394	—	11,700
Depreciation and amortization	9,578	4,715	218	—	14,511

	39,214	19,518	1,990	—	60,722

(Loss) income from operations	(5,256)	17,432	(489)	—	11,687

Interest and other (income) expenses, net	(15)	6,375	170	—	6,530
Change in fair value of contingent acquisition consideration	1,149	—	—	—	1,149
(Earnings) loss on equity investments, net of tax	(6,223)	352	—	5,871	—

Income (loss) before income taxes	(167)	10,705	(659)	(5,871)	4,008
Income tax (benefit) expense	(2,350)	4,175	—	—	1,825

Net income (loss)	$2,183	$6,530	$(659)	$(5,871)	$2,183

Comprehensive income (loss)	$1,887	$6,235	$(955)	$(5,280)	$1,887

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Condensed Consolidating Statement of Comprehensive Income

For the three months ended March 31, 2012

(In thousands)

	Bankrate	Guarantor Subsidiary	Non-Guarantor Subsidiary	Eliminations	Consolidated
Revenue	$89,324	$57,469	$1,827	$(23,600)	$125,020
Cost of revenue (excludes depreciation and amortization)	37,738	26,133	7	(23,600)	40,278

Gross margin	51,586	31,336	1,820	—	84,742

Operating expenses:
Sales	2,223	1,716	—	—	3,939
Marketing	19,396	10,317	1,537	—	31,250
Product development	2,357	2,064	3	—	4,424
General and administrative	6,947	2,698	337	—	9,982
Legal settlements	62	—	—	—	62
Acquisition, offering and related expenses and related party fees	197	—	—	—	197
Depreciation and amortization	6,943	4,640	186	—	11,769

	38,125	21,435	2,063	—	61,623

Income (loss) from operations	13,461	9,901	(243)	—	23,119

Interest and other (income) expenses, net	(48)	6,319	166	—	6,437
Change in fair value of contingent acquisition consideration	43		—	—	43
(Earnings) loss on equity investments, net of tax	(1,705)	274	—	1,431	—

Income (loss) before income taxes	15,171	3,308	(409)	(1,431)	16,639
Income tax expense	5,020	1,359	109	—	6,488

Net income (loss)	$10,151	$1,949	$(518)	$(1,431)	$10,151

Comprehensive income (loss)	$10,303	$2,272	$(366)	$(1,906)	$10,303

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the three months ended March 31, 2013

(In thousands)

	Bankrate	Guarantor Subsidiary	Non-Guarantor Subsidiary	Consolidated
Cash flows from operating activities
Net cash provided by (used in) operating activities	$19,121	$(7,182)	$479	$12,418

Cash flows from investing activities

Purchases of furniture, fixtures and equipment and capitalized website development costs	(2,203)	(1,401)	(84)	(3,688)
Cash used in business acquisitions, net	(3,000)	—	—	(3,000)

Net cash used in investing activities	(5,203)	(1,401)	(84)	(6,688)

Effect of exchange rate on cash and cash equivalents	—	—	(80)	(80)

Net increase (decrease) in cash	13,918	(8,583)	315	5,650
Cash - beginning of period	65,454	16,452	1,684	83,590

Cash - end of period	$79,372	$7,869	$1,999	$89,240

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the three months ended March 31, 2012

(In thousands)

	Bankrate	Guarantor Subsidiary	Non-Guarantor Subsidiary	Consolidated
Cash flows from operating activities
Net cash provided by (used in) operating activities	$15,000	$(2,055)	$(170)	$12,775

Cash flows from investing activities

Purchases of furniture, fixtures and equipment and capitalized website development costs	(1,335)	(658)	(86)	(2,079)
Cash used in business acquisitions, net	(1,713)	—	—	(1,713)
Restricted cash	4	—	—	4

Net cash used in investing activities	(3,044)	(658)	(86)	(3,788)

Cash flows from financing activities
Cash paid for acquisition earnouts and contingent liabilities	(1,000)	—	—	(1,000)

Net cash used in financing activities	(1,000)	—	—	(1,000)
Effect of exchange rate on cash and cash equivalents	—	—	323	323

Net increase (decrease) in cash	10,956	(2,713)	67	8,310
Cash - beginning of period	44,476	10,066	1,671	56,213

Cash - end of period	$55,432	$7,353	$1,738	$64,523

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Lead generation, display advertisements and hyperlink listings, which we refer to as online revenue, represented approximately 98% of our revenue for the three months ended March 31, 2013 and 2012. We also derive revenue through the sale of print advertisements and the distribution (or syndication) of our editorial content, which we refer to as print publishing and licensing revenue.

Significant Developments

Acquisitions Fiscal Year 2013

During the three months ended March 31, 2013, the Company acquired certain assets and liabilities of an entity for an aggregate purchase price of $11.8 million, including $8.8 million in fair value of contingent acquisition consideration. The Company paid $3.0 million during the three months ended March 31, 2013 and assumed a net liability of $165,000. This entity is individually immaterial to the Company’s net assets and operations. This acquisition was accounted for as a purchase and is included in the Company’s consolidated results from its acquisition date. The preliminary purchase accounting recorded by the Company included $225,000 in goodwill and $11.7 million in intangible assets for trademarks and URLs related to this acquisition

Acquisitions Fiscal Year 2012

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

Hyperlink Revenue

We also sell hyperlinks (e.g., in our interest rate or insurance table listings) on our online network on a cost-per-click and on a cost-per-call basis. We generate revenue upon delivery of qualified and reported click-throughs to our advertisers from a hyperlink in a rate or insurance provider/carrier listing listing and qualified phone calls. These advertisers pay us a designated transaction fee for each click-through or phone call, which occurs when a user clicks on any of their advertisement listings or makes a phone call to the advertiser. Each phone call or click-through on an advertisement listing represents a completed transaction once it passes our filtering validation process.

Lead Generation Revenue

We also generate revenue by delivering measurable online marketing results to our clients in the credit card and personal insurance vertical categories. These results are typically in the form of qualified leads or clicks, the outcomes of customers submitting an application for a credit card, or customers being contacted regarding a quote for a personal insurance product. These qualified leads are generated from our marketing activities on our websites or on third party websites with whom we have relationships.

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

Critical Accounting Policies

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP, requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenue and expenses during the period. We base our judgments, estimates and assumptions on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. There have been no significant changes in our critical accounting policies or estimates during the three months ended March 31, 2013 as compared to the critical accounting policies and estimates disclosed in management’s discussion and analysis of financial condition and results of operations included our Annual Report dated March 1, 2013 and filed with the SEC on Form 10-K.

Recent Accounting Pronouncements

See Note 1 in Notes to Condensed Consolidated Financial Statements.

Results of Operations

The following is our analysis of the results of operations for the periods covered by our interim consolidated financial statements. This analysis should be read in conjunction with our annual financial statements, including the related notes to the annual financial statements included within our Annual Report dated March 1, 2013 and filed with the SEC on Form 10-K.

The following table displays our results for the respective periods expressed as a percentage of total revenue.

	Three months ended
	March 31, 2013	March 31, 2012
Statement of Operations Data:
Revenue	100%	100%
Cost of revenue (excludes depreciation and amortization)	33%	32%

Gross margin	67%	68%
Operating expenses:
Sales	4%	3%
Marketing	24%	25%
Product development	4%	4%
General and administrative	11%	8%
Legal settlements	0%	0%
Acquisition, offering and related expenses and related party fees	0%	0%
Depreciation and amortization	13%	10%

	56%	50%

Income from operations	11%	18%
Interest and other expenses, net	6%	5%
Change in fair value of contingent acquisition consideration	1%	0%

Income before income taxes	4%	13%
Income tax expense	2%	5%

Net income	2%	8%

Revenue

	Three months ended
(In thousands)	March 31, 2013	March 31, 2012
Online (1)	$106,465	$123,007
Print publishing	1,983	2,013

Total revenue	$108,448	$125,020

(1)	Consists of display advertising, hyperlink and lead generation.

Cost of Revenue (excludes depreciation and amortization) and Gross Margin

	Three months ended
(In thousands)	March 31, 2013	March 31, 2012
Revenue	$108,448	$125,020
Cost of revenue	36,039	40,278

Gross margin	$72,409	$84,742

Gross margin as a percentage of revenue	67%	68%

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenue

Total revenue was $108.4 million and $125.0 million for the three months ended March 31, 2013 and 2012, respectively, representing a decrease of 13%, due to the reasons set forth below.

Display advertising revenue increased by $961,000 for the three months ended March 31, 2013 compared to the same period in 2012, which was driven by the increase in page views ($1.4 million impact), offset by a decrease in cost per impressions yield per page ($474,000 impact).

Hyperlink revenue decreased by $1.3 million for the three months ended March 31, 2013 compared to the same period in 2012, due to a decrease in the number of clicks ($1.9 million impact) and an increase in the overall rate ($611,000 impact). The decline in click volume was primarily in the insurance vertical which offset increases in mortgage and deposits. The increase in the overall rate is driven by increased rates in mortgage and deposit products.

Per approved lead and per application lead generation revenue combined decreased by $16.3 million for the three months ended March 31, 2013 compared to the same period in 2012. The overall decrease consisted of a blend of insurance lead revenue decreasing by approximately 44% due to our strategic quality initiative while card product revenue increased by approximately 15%, as a result of an increase in marketing activities and purchasing on the part of the credit card issuers.

Cost of Revenue (excludes depreciation and amortization) and Gross Margin

Cost of revenue for the three months ended March 31, 2013 of $36.0 million was $4.2 million lower than the same period in 2012. The Company incurred $4.9 million less in distribution payments to our online partners and affiliates as a result of lower online revenue on affiliate sites partially offset by $430,000 in higher outside labor costs and $268,000 in higher compensation. The Company also incurred $128,000 for stock-based compensation expense for the three months ended March 31, 2013 and $209,000 for the same period in 2012. Our gross margin for the three months ended March 31, 2013 was 67%, compared to 68% for the same period in 2012, decreasing primarily due to higher share of direct traffic to insurance lead business and growth in margin in cost per click and display business.

Operating Expenses

Sales

Sales expenses for the three months ended March 31, 2013 of $3.8 million were approximately $152,000 lower than the same period in 2012, primarily due to $162,000 in lower compensation costs due to decreased commissions on lower sales.

Marketing

Marketing expenses for the three months ended March 31, 2013 of $26.2 million were $5.0 million lower than the same period in 2012. The decrease is primarily due to the Company incurring $5.2 million in lower search engine marketing (“SEM”) expense partially offset by $194,000 higher agency marketing expense.

Product Development

Product development costs for the three months ended March 31, 2013 of $4.5 million were approximately $68,000 higher than the comparable period in 2012, primarily due to $123,000 in higher outside labor costs and $74,000 in higher internet data transmission costs, offset by $163,000 in lower stock compensation expense.

General and Administrative

General and administrative expenses for the three months ended March 31, 2013 of $11.7 million were $1.7 million higher than the same period in 2012, due primarily to increases of $1.2 million in professional fees and $241,000 in employee costs due to increased head count.

Acquisition, Offering and Related Expenses and Related Party Fees

Acquisition, offering and related expenses and related party fees for the three months ended March 31, 2013 was $0 as compared to $197,000 for the same period in 2012. The acquisition, offering and related expenses and related party fees for the three months ended March 31, 2012 were primarily related to costs associated with the IRS audit stemming from the Bankrate Acquisition.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2013 of $14.5 million was $2.7 million higher than the same period in 2012 due to $2.4 million increase in amortization expense resulting from various intangibles acquired.

Interest and Other Expenses, net

Interest and other expenses, net for the three months ended March 31, 2013 primarily consists of expenses associated with the Senior Secured Notes, partially offset by other income and de minimis interest earned on cash and cash equivalents. Interest and other expenses, net for the three months ended March 31, 2013 was $6.5 million, which primarily consisted of $5.7 million for the Senior Secured Notes and $671,000 for amortization of deferred financing costs and original issue discount.

Interest and other expenses, net for the three months ended March 31, 2012 was $6.5 million, which primarily consisted of $5.7 million for the Senior Secured Notes, and $596,000 of amortization of deferred financing costs and original issue discount partially offset by de minimis interest earned on cash and cash equivalents.

Changes in Fair Value of Contingent Acquisition Consideration

Changes in fair value of contingent acquisition consideration for the three months ended March 31, 2013 was $1.1 million and consisted of increases of $2.5 million in fair value of contingent amounts and a decrease of $1.4 million in fair value of other contingent amounts.

Changes in fair value of contingent acquisition consideration for the three months ended March 31, 2012 was $43,000 and consisted of increased to the fair value of one contingent amount.

Income Tax Expense

Our income tax expense for the three months ended March 31, 2013 of $1.8 million was $4.7 million lower than our income tax expense of $6.5 million for the three months ended March 31, 2012. Our effective tax rate changed from approximately 39% during the three months ended March 31, 2012 to approximately 46% in the same period in 2013 due to foreign losses and interest incurred during the three months ended March 31, 2013 on liabilities related to unrecognized tax benefits.

Liquidity and Capital Resources

(In thousands)	March 31, 2013	December 31, 2012	Change
Cash and cash equivalents	$89,240	$83,590	$5,650
Working capital	$105,143	$102,534	$2,609
Stockholders’ equity	$832,279	$828,151	$4,128

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

As of March 31, 2013, we had working capital of $105.1 million and our primary commitments were normal working capital requirements and $4.9 million in accrued interest for the Senior Secured Notes. In addition, we have commitments for potential earn out obligations related to past acquisitions totaling $27.0 million as of March 31, 2013.

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

As of March 31, 2013, we had no amount outstanding under the Revolving Credit facilities and we were in compliance with all required covenants.

Senior Secured Notes

As of March 31, 2013, we had approximately $194.0 million in Senior Secured Notes outstanding for which interest is accrued daily on the outstanding principal amount at 11  3/4 % and is payable semi-annually, in arrears, on July 15th and January 15th in cash. The Senior Secured Notes are due July 15, 2015. Accrued interest on the Senior Secured Notes as of March 31, 2013 is approximately $4.9 million. Refer to Note 10 in the Notes to Consolidated Financial Statements for a further description of the Senior Secured Notes.

Operating Activities

During the three months ended March 31, 2013, operating activities provided cash of $12.4 million. Our net income of $2.2 million was adjusted for depreciation and amortization of $14.5 million, bad debt expense of $96,000, amortization of deferred financing costs and original issue discount of $671,000 million, stock-based compensation expense of $2.2 million and a net negative change in the components of operating assets and liabilities of $8.4 million. This negative change in operating assets and liabilities resulted from a $6.7 million increase in accounts receivable, $2.6 million decrease in prepaid expenses and other assets, a $2.0 million increase in accrued expenses, $5.6 million decrease in other liabilities, and a $703,000 decrease in accounts payable.

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

Investing Activities

For the three months ended March 31, 2013, cash flows used in investing activities was $6.7 million and includes $3.0 million of cash used for business acquisitions and $3.7 million for purchases of furniture, fixtures, equipment and capitalized website development costs.

For the three months ended March 31, 2012, cash flows used in investing activities was $3.8 million and includes $1.7 million of cash used for business acquisitions and $2.1 million for purchases of furniture, fixtures, equipment and capitalized website development costs.

Financing Activities

For the three months ended March 31, 2013, no cash was used in or provided by financing activities.

For the three months ended March 31, 2012, cash used in financing activities was $1.0 million and includes $1.0 million of cash used for acquisition earn outs and contingent liabilities.

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

Interest Rate Risk

The primary objective of our investment strategy is to preserve principal while maximizing the income we receive from investments without significantly increasing risk. To minimize this risk, to date we have maintained our portfolio of cash equivalents in short-term and overnight investments that are not subject to market risk, as the interest paid on such investments fluctuates with the prevailing interest rates. As of March 31, 2013, all of our cash equivalents mature in less than three months.

None of our outstanding debt as of March 31, 2013 was subject to variable interest rates as we did not have an outstanding balance for borrowed money under our Revolving Credit Facilities as of March 31, 2013. Interest under the Revolving Credit Facilities accrues at variable rates based, at our option, on the Alternate Base Rate (as defined in the Revolving Credit Facilities) plus a margin of between 2% and 2.25%, or at the LIBOR rate plus a margin of between 3.00% and 3.25%, depending on certain criteria. Our fixed interest rate debt includes $194 million of the Senior Secured Notes in the aggregate principal amount.

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

Based on their evaluation as of March 31, 2013, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information with respect to legal proceedings is incorporated by reference from Note 9 of our Consolidated Financial Statements included herein.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed under the heading “Risk Factors” included within our Annual Report dated March 1, 2013 and filed with the SEC on Form 10-K. The risks described in our annual report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There has been no material changes in our risk factors from those disclosed in our annual report referred to above.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Company Purchase of Equity Securities

The following table sets forth the Company’s purchases of equity securities for the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2013 through January 31, 2013	—	—	—	$70,000,000
February 1, 2013 through February 28, 2013	—	—	—	$70,000,000
March 1, 2013 through March 31, 2013	—	—	—	$70,000,000

(1)	On February 12, 2013 the Company’s Board of Directors authorized a $70 million share repurchase program which allows the Company to repurchase shares of its common stock in open market or private transactions. The program will expire on December 31, 2014.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bankrate, Inc.

Date: May 10, 2013	By:	/s/ Edward J. DiMaria
Edward J. DiMaria
Senior Vice President and Chief Financial Officer
(Mr. DiMaria is the Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant)