Form 10-Q
period 2013-06-30
Bankrate, Inc.
filed 2013-08-08
CIK 1518222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

The number of outstanding shares of the issuer’s common stock as of July 31, 2013 was as follows: 101,344,993 shares of Common Stock, $.01 par value.

Bankrate, Inc. and Subsidiaries

Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2013

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

Important factors that could cause actual results to differ materially from our expectations, which we refer to as cautionary statements, are discussed in detail in Part I, Item 1A. “Risk Factors” in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013. All forward-looking information in this quarterly report and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include without limitation:

•	the willingness of our advertisers to advertise on our websites;

•	increased competition and its effect on our website traffic, advertising rates, margins, and market share;

•	our dependence on internet search engines to attract a significant portion of the visitors to our websites;

•	the number of consumers seeking information about the financial products we have on our websites;

•	interest rate volatility;

•	technological changes;

•	our ability to manage traffic on our websites and service interruptions;

•	our ability to maintain and develop our brands and content;

•	the fluctuations of our results of operations from period to period;

•	our indebtedness and the effect such indebtedness may have on our business;

•	our need and our ability to incur additional debt or equity financing, or to amend or replace our existing credit facility on terms no less favorable than our existing credit facility;

•	our ability to integrate the business and operations of companies that we have acquired, and those we may acquire in the future, and to achieve expected synergies;

•	the effect of unexpected liabilities we assume from our acquisitions;

•	changes in application approval rates by our credit card issuer customers;

•	our ability to successfully execute on our strategy, including without limitation our insurance quality initiative, and the effectiveness of our strategy;

•	our ability to attract and retain executive officers and personnel;

•	the impact of resolution of lawsuits to which we are a party;

•	our ability to protect our intellectual property;

•	the effects of facing liability for content on our websites;

•	our ability to establish and maintain distribution arrangements;

•	our ability to maintain good working relationships with our customers and third-party providers and to continue to attract new customers;

•	the effect of our expansion of operations in the United Kingdom and China and possible expansion to other international markets, in which we may have limited experience;

•	the willingness of consumers to accept the Internet and our online network as a medium for obtaining financial product information;

•	our ability to close on the sale of our senior unsecured notes;

•	the strength of the U.S. economy in general and the financial services industry in particular;

•	changes in monetary and fiscal policies of the U.S. Government;

•	changes in consumer spending and saving habits;

•	changes in the legal and regulatory environment;

•	changes in accounting principles, policies, practices or guidelines;

•	our ability to manage the risks involved in the foregoing.

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

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

Bankrate, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	(Unaudited) June 30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$111,961	$83,590
Accounts receivable, net of allowance for doubtful accounts of $770 and $658 at June 30, 2013 and December 31, 2012	58,215	52,598
Deferred income taxes	3,763	3,763
Prepaid expenses and other current assets	12,633	13,691

Total current assets	186,572	153,642

Furniture, fixtures and equipment, net of accumulated depreciation of $16,189 and $12,851 at June 30, 2013 and December 31, 2012	11,989	10,024
Intangible assets, net of accumulated amortization of $154,328 and $128,366 at June 30, 2013 and December 31, 2012	368,574	382,732
Goodwill	602,399	602,173
Other assets	10,087	11,579

Total assets	$1,179,621	$1,160,150

Liabilities and Stockholders’ Equity

Liabilities
Accounts payable	$7,470	$8,227
Accrued expenses	23,948	22,033
Deferred revenue and customer deposits	4,030	3,861
Accrued interest	10,591	10,588
Other current liabilities	19,950	6,399

Total current liabilities	65,989	51,108

Deferred income taxes	64,482	64,482
Senior secured notes, net of unamortized discount	194,125	193,943
Other liabilities	20,637	22,466

Total liabilities	345,233	331,999

Commitments and contingencies (Note 9)

Stockholders’ equity
Common stock, par value $.01 per share - 300,000,000 shares authorized at June 30, 2013 and December 31, 2012; 101,388,339 shares issued at June 30, 2013 and December 31, 2012; 101,337,811 shares and 100,047,441 shares outstanding at June 30, 2013 and December 31, 2012	1,013	1,000
Additional paid-in capital	848,604	843,393
Accumulated deficit	(13,973)	(15,264)
Less: Treasury stock, at cost - 50,528 shares at June 30, 2013 and December 31, 2012	(591)	(591)
Accumulated other comprehensive loss	(665)	(387)

Total stockholders’ equity	834,388	828,151

Total liabilities and stockholders’ equity	$1,179,621	$1,160,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bankrate, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenue	$105,546	$122,125	$213,994	$247,145
Cost of revenue (excludes depreciation and amortization)	37,472	37,609	73,511	77,887

Gross margin	68,074	84,516	140,483	169,258

Operating expenses:
Sales	3,761	4,015	7,548	7,954
Marketing	24,787	31,551	51,019	62,801
Product development	4,633	4,146	9,125	8,570
General and administrative	11,609	9,185	23,309	19,167
Legal settlements	—	3	—	65
Acquisition, offering and related expenses and related party fees	20	682	20	879
Depreciation and amortization	14,844	12,587	29,355	24,356

	59,654	62,169	120,376	123,792

Income from operations	8,420	22,347	20,107	45,466

Interest and other expenses, net	6,529	6,475	13,059	12,912
Change in fair value of contingent acquisition consideration	2,949	355	4,098	398

(Loss) income before income taxes	(1,058)	15,517	2,950	32,156
Income tax (benefit) expense	(166)	(759)	1,659	5,729

Net (loss) income	$(892)	$16,276	$1,291	$26,427

Basic and diluted net (loss) income per share:
Basic	$(0.01)	$0.16	$0.01	$0.26
Diluted	(0.01)	0.16	0.01	0.26
Weighted average common shares outstanding:
Basic	100,050,989	99,896,608	100,049,225	99,888,236
Diluted	100,050,989	101,088,756	100,922,480	101,361,678

Comprehensive (loss) income	$(874)	$16,307	$1,013	$26,610

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bankrate, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended
	June 30, 2013	June 30, 2012
Cash flows from operating activities
Net income	$1,291	$26,427
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	29,355	24,356
Provision for doubtful accounts receivable	433	300
Deferred income taxes	—	(441)
Amortization of deferred financing charges and original issue discount	1,357	1,212
Stock-based compensation	5,121	4,597
Change in fair value of contingent acquisition consideration	4,098	398
Change in operating assets and liabilities, net of effect of business acquisitions
Accounts receivable	(6,050)	(6,108)
Prepaid expenses and other assets	931	554
Accounts payable	(757)	967
Accrued expenses	3,165	(686)
Other liabilities	161	(4,996)
Deferred revenue	169	(2,731)

Net cash provided by operating activities	39,274	43,849

Cash flows from investing activities
Purchases of furniture, fixtures and equipment and capitalized website development costs	(6,432)	(6,316)
Cash used in business acquisitions, net	(4,500)	(13,378)
Restricted cash	—	(309)

Net cash used in investing activities	(10,932)	(20,003)

Cash flows from financing activities
Cash paid for acquisition earnouts and contingent acquisition consideration	—	(2,000)
Purchase of Company common stock	—	(589)
Proceeds from issuance of common stock, net of costs	103	375

Net cash provided by (used in) financing activities	103	(2,214)

Effect of exchange rate on cash and cash equivalents	(74)	158

Net increase in cash	28,371	21,790
Cash - beginning of period	83,590	56,213

Cash - end of period	$111,961	$78,003

Supplemental disclosure of other cash flow activities
Cash paid for interest	$11,780	$11,708
Cash paid for taxes, net of refunds	1,308	3,835

Supplemental disclosure of non-cash investing and financing activities
Contingent acquisition consideration	$8,800	$10,000
Acquisition related payables	—	2,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Bankrate, Inc., and subsidiaries NetQuote Holdings, Inc., NetQuote Inc, CreditCards.com, Inc., LinkOffers, Inc., CreditCards.com Limited (United Kingdom), Freedom Marketing Limited (United Kingdom), and Rate Holding Company (100% owner of Bankrate Information Consulting (Beijing) Co., Ltd.) after elimination of all intercompany accounts and transactions.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement of our results have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, for any other interim period or for any other future year.

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

Reclassification

Certain reclassifications have been made to the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and to the Condensed Consolidated Statement of Cash Flows for the three and six months ended June 30, 2012 to conform to the presentation for the three and six months ended June 30, 2013.

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

June 30, 2013

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

Recently Issued Pronouncements, Not Adopted as of June 30, 2013

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

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

NOTE 2 – GOODWILL AND INTANGIBLE ASSETS

Goodwill activity for the six months ended June 30, 2013 is shown below:

Balance, December 31, 2012	$602,173
Acquisition of certain assets and liabilities of various entities	226

Balance, June 30, 2013	$602,399

Intangible assets consist primarily of domain names and URLs, customer relationships, affiliate relationships and developed technologies. Intangible assets are being amortized over their estimated useful lives on both straight-line and accelerated bases.

Intangible assets subject to amortization were as follows as of June 30, 2013:

(In thousands)	Cost	Accumulated Amortization	Net
Trademarks and URLs	$255,502	$(43,334)	$212,168
Customer Relationships	228,874	(85,186)	143,688
Affiliate Network	20,840	(11,280)	9,560
Developed technology	17,686	(14,528)	3,158

	$522,902	$(154,328)	$368,574

Intangible assets subject to amortization were as follows as of December 31, 2012:

(In thousands)	Cost	Accumulated Amortization	Net
Trademarks and URLs	$243,557	$(33,738)	$209,819
Customer Relationships	229,009	(71,745)	157,264
Affiliate Network	20,840	(10,926)	9,914
Developed technology	17,692	(11,957)	5,735

	$511,098	$(128,366)	$382,732

Amortization expense for the three months ended June 30, 2013 and 2012 was $13.1 million and $11.1 million, respectively. Amortization expense for the six months ended June 30, 2013 and 2012 was $26.0 million and $21.6 million, respectively.

Future amortization expense as of June 30, 2013 is expected to be:

(In thousands)	Amortization Expense
Remainder of 2013	$25,146
2014	49,323
2015	47,987
2016	46,115
2017	41,222
Thereafter	158,781

Total expected amortization expense for intangible assets	$368,574

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

The following table presents the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
(In thousands, except share and per share data)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net (loss) income	$(892)	$16,276	$1,291	$26,427

Weighted average common shares outstanding for basic earnings per share	100,050,989	99,896,608	100,049,225	99,888,236
Additional dilutive shares related to share based awards	—	1,192,148	873,255	1,473,442

Weighted average common shares outstanding for diluted earnings per share	100,050,989	101,088,756	100,922,480	101,361,678

Basic and diluted earnings per share:
Basic	$(0.01)	$0.16	$0.01	$0.26

Diluted	$(0.01)	$0.16	$0.01	$0.26

For the three months ended June 30, 2013 and 2012 there were 5,022,426 and 195,000 stock options, respectively, which are not included in the calculation of diluted earnings per share because their impact would have been anti-dilutive. For the six months ended June 30, 2013 and 2012 there were 4,897,426 and 195,000 stock options, respectively, which are not included in the calculation of diluted earnings per share because their impact would have been anti-dilutive.

NOTE 4 – STOCKHOLDERS’ EQUITY

The activity in stockholders’ equity for the six months ended June 30, 2013 is shown below:

	Common Stock		Additional paid- in capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss - Foreign Currency Translation	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2012	100,048	$1,000	$843,393	$(15,264)	$(591)	$(387)	$828,151
Other comprehensive income, net of taxes	—	—	—	—	—	(278)	(278)
Restricted stock issued	862	8	(8)	—	—	—	—
Performance stock issued	422	4	(4)	—	—	—	—
Common stock issued	6	1	102	—	—	—	103
Stock-based compensation	—	—	5,121	—	—	—	5,121
Net income	—	—	—	1,291	—	—	1,291

Balance at June 30, 2013	101,338	$1,013	$848,604	$(13,973)	$(591)	$(665)	$834,388

NOTE 5 – GEOGRAPHIC DATA AND CONCENTRATIONS

No single country outside of the U.S. accounted for more than 10% of revenue during the three months ended June 30, 2013 and 2012. There were no customers that accounted for more than 10% of revenue during the three months ended June 30, 2013. There were two customers that accounted for approximately 12% and 10% of revenue during the three months ended June 30, 2012. No single country outside of the U.S. accounted for more than 10% of revenue during the six months ended June 30, 2013 and 2012. There were no customers that accounted for more than 10% of revenue during the six months ended June 30, 2013. There was one customer that accounted for approximately 12% of revenue during the six months ended June 30, 2012. There was one customer with accounts receivable that constituted approximately 13% of the accounts receivable balance as of June 30, 2013 and one customer’s accounts receivable balance constituted approximately 13% of the accounts receivable balance at December 31, 2012.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Revenue related to the U.S. and international operations and revenue by type for the three and six months ended June 30, 2013 and 2012, and long-lived assets related to the U.S. and international operations as of June 30, 2013 and December 31, 2012 are as follows:

	Three months ended		Six months ended
(In thousands)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenue:
USA	$104,436	$120,210	$211,377	$243,403
International	1,110	1,915	2,617	3,742

	$105,546	$122,125	$213,994	$247,145

Revenue:
Online	$103,564	$120,080	$210,029	$243,087
Print	1,982	2,045	3,965	4,058

	$105,546	$122,125	$213,994	$247,145

(In thousands)	June 30, 2013	December 31, 2012
Long lived assets:
USA	$978,777	$990,290
International	4,185	4,639

Balance, end of period	$982,962	$994,929

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

The following table presents estimated fair value, and related carrying amounts, as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Liabilities:
Senior Secured Notes	$194,125	$207,431	$193,943	$215,231

In addition, the Company makes recurring fair value measurements of its contingent acquisition consideration using Level 3 unobservable inputs. The Company recognizes the fair value of contingent acquisition consideration based on its estimated fair value at the date of acquisition using discounted cash flows and subsequent adjustments to the fair value are due to the passage of time as we approach the payment date or changes to management’s estimates. The following tables present the Company’s fair value measurements of its contingent acquisition consideration as of June 30, 2013 and December 31, 2012 using the fair value hierarchy.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

	Fair Value Measurement at June 30, 2013 Using
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurement
Contingent acquisition consideration	$—	$—	$29,995	$29,995

Total recurring fair value measurements	$—	$—	$29,995	$29,995

	Fair Value Measurement at December 31, 2012 Using
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurement
Contingent acquisition consideration	$—	$—	$17,197	$17,197

Total recurring fair value measurements	$—	$—	$17,197	$17,197

The following table sets forth a reconciliation of changes in the fair value of the Company’s Level 3 financial assets, contingent acquisition consideration, for the six months ended June 30, 2013:

(In thousands)	Six months ended June 30, 2013
Balance at beginning of period	$17,197
Additions to Level 3	8,800
Transfers into Level 3	—
Transfers out of Level 3	(100)
Change in fair value	4,098
Payments	—

Balance at end of period	$29,995

NOTE 7 – STOCK-BASED COMPENSATION

In June 2011, the Company established the 2011 Equity Compensation Plan (the “2011 Plan”) to grant stock-based awards for up to 12,120,000 shares of our common stock. Under the 2011 Plan, the Board of Directors or its delegate has the sole authority to determine who receives such grants, the type, size and timing of such grants, and to specify the terms of any non-competition agreements relating to the grants. The purpose of the 2011 Plan is to advance our interests by providing eligible participants in the Plan with the opportunity to receive equity-based or cash incentive awards, thereby aligning their economic interests with those of our stockholders. As of June 30, 2013, 5,658,228 shares were available for future issuance under the 2011 plan.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

The stock-based compensation expense for stock options and restricted stock awards recognized in our condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three months ended		Six months ended
(In thousands)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Cost of revenue	$190	$139	$318	$348
Operating expenses:
Sales	433	277	777	691
Marketing	314	190	577	476
Product development	388	325	714	813
General and administrative	1,555	968	2,735	2,269

Total stock-based compensation	$2,880	$1,899	$5,121	$4,597

Restricted Stock

The following table summarizes restricted stock award activity for the six months ended June 30, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2012	—	$—
Granted	861,500	$14.77
Vested and released	—	—
Forfeited	—	—
Expired	—	—

Balance, June 30, 2013	861,500	$14.77

Stock-based compensation expense for the three months ended June 30, 2013 and 2012 included approximately $534,000 and $295,000 related to restricted stock awards, respectively. Stock-based compensation expense for the six months ended June 30, 2013 and 2012 included approximately $534,000 and $737,000 related to restricted stock awards, respectively. As of June 30, 2013, there was unrecognized compensation cost related to non-vested restricted stock awards of $11.7 million.

Performance Based Restricted Shares

During the six months ended June 30, 2013 we granted 422,000 performance based restricted shares with an average grant date fair value of $14.77 per share. The shares include a performance condition and the number of shares ultimately issued will be determined based on the Company’s performance for the fiscal year ending December 31, 2013 and can range from 0% to 200% of the granted amount. No stock-based compensation expense has been recorded during the six months ended June 30, 2013 as the satisfaction of the performance condition is not considered probable.

Stock Options

During the six months ended June 30, 2013 we granted stock options for 85,000 shares. The stock options granted have a weighted average exercise price of $12.05 per option and a contractual term of seven years.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Stock option activity was as follows for the six months ended June 30, 2013:

	Number of Shares	Price Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance, December 31, 2012	5,005,654	$11.17 - $24.25	$15.49	$51,200
Granted	85,000	$11.05 - $12.81	$12.05
Exercised	(6,870)	$15.00	$15.00
Forfeited	(61,358)	$14.32 - $17.55	$15.30
Expired	—	—	—

Balance, June 30, 2013	5,022,426	$11.05 - $24.25	$15.41	$325,250

The following table provides the weighted average grant date fair value of the stock options granted during the six months ended June 30, 2013 using the Black-Scholes option pricing model together with a description of the weighted average assumptions used to calculate the fair value.

Six months ended June 30, 2013
Weighted average assumptions:
Weighted average grant date fair value	$5.94
Expected volatility	59.60%
Risk free rate	0.73%
Expected lives	4.00 Years
Expected dividend yield	0.00%

Pursuant to the income tax provisions of ASC 718, we follow the “long-haul method” of computing our hypothetical additional paid-in capital, or APIC, pool. Approximately 665,000 stock options vested during the six months ended June 30, 2013.

The aggregate intrinsic value of stock options outstanding in the table above is calculated as the difference between the closing price of Bankrate’s common stock on the last trading day of the reporting period ($14.36) and the exercise price of the stock options multiplied by the number of shares underlying options with an exercise prices less than the closing price on the last trading day of the reporting period.

As of June 30, 2013, approximately $18.9 million of total unrecognized compensation costs, net of forfeitures, related to non-vested stock option awards is expected to be recognized over a weighted average period of 2.09 years.

NOTE 8 – INCOME TAXES

We calculate our income tax provision for interim periods based on two components: 1) the estimate of the annual effective tax rate and 2) the addition of any required period (i.e., discrete) events. The difference between income tax expense computed at the statutory rate and the reported income tax expense is primarily due to state income taxes incurred during the three and six months ended June 30, 2013 and 2012.

We have approximately $9.6 million of unrecognized tax benefits as of June 30, 2013 and December 31, 2012.

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

We accrued approximately $96,000 and reversed $335,000 for the payment of interest and penalties for the respective three months ended June 30, 2013 and 2012, which was recorded as an income tax expense (benefit) during the respective three months ended June 30, 2013 and 2012.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

We accrued approximately $191,000 and reversed $191,000 for the payment of interest and penalties for the respective six months ended June 30, 2013 and 2012, which was recorded as an income tax expense (benefit) during the respective three months ended June 30, 2013 and 2012.

Our effective tax rate changed from approximately -5% during the three months ended June 30, 2012 to approximately 16% in the same period in 2013 due to foreign losses and interest incurred during the three months ended June 30, 2013 on liabilities related to unrecognized tax benefits as well as a tax benefit recognized during the three months ended June 30, 2012 related to results from an IRS examination.

Our effective tax rate changed from approximately 18% during the six months ended June 30, 2012 to approximately 56% in the same period in 2013 due to foreign losses and interest incurred during the six months ended June 30, 2013 on liabilities related to unrecognized tax benefits as well as a tax benefit recognized during the six months ended June 30, 2012 related to results from an IRS examination.

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

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

For the three months ended June 30, 2013 and 2012, interest expense, excluding the amortization of deferred financing costs and the original issue discounts, related to the Senior Secured Notes was $5.7 million and $5.7 million, respectively. For the six months ended June 30, 2013 and 2012, interest expense, excluding the amortization of deferred financing costs and the original issue discounts, related to the Senior Secured Notes was $11.5 million and $11.5 million, respectively.

During the three months ended June 30, 2013 and 2012, the Company amortized original issue discount which is included within interest and other expenses on the accompanying condensed consolidated statements of comprehensive income of $92,000 and $81,000, respectively. During the six months ended June 30, 2013 and 2012, the Company amortized original issue discount which is included within interest and other expenses on the accompanying condensed consolidated statements of comprehensive income of $182,000 and $160,000, respectively. At June 30, 2013 and December 31, 2012, the Company had approximately $875,000 and $1.1 million, respectively, in original issue discounts remaining to be amortized.

During the three months ended June 30, 2013 and 2012, the Company amortized deferred loan fees related to the Senior Secured Notes which are included within interest and other expenses on the accompanying consolidated statement of comprehensive income of $387,000 and $339,000, respectively. During the six months ended June 30, 2013 and 2012, the Company amortized deferred loan fees related to the Senior Secured Notes which are included within interest and other expenses on the accompanying consolidated statement of comprehensive income of $761,000 and $668,000, respectively. At June 30, 2013 and December 31, 2012, the Company had approximately $3.7 million and $4.4 million, respectively, in deferred loan fees remaining to be amortized.

The Company had a balance of approximately $194.1 million and $193.9 million in Senior Secured Notes, net of amortization, as of June 30, 2013 and December 31, 2012, respectively recorded on the accompanying consolidated balance sheet.

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

Interest accrues daily and is payable in arrears for both base rate and Eurodollar loans. For base rate loans, interest is payable on the last business day of March, June, September and December. For Eurodollar loans interest is payable on electable periods of one, two, three or six months (or, if each affected lender so agrees, nine or twelve months). As of June 30, 2013 and December 31, 2012, the Company had $100.0 million available for borrowing under the Revolving Credit Facilities and there were no amounts outstanding. During the three months ended June 30, 2013 and 2012, the Company amortized $207,000 and $195,000 of deferred loan fees, respectively, which is included in interest and other expenses on the accompanying condensed consolidated statements of comprehensive income. During the six months ended June 30, 2013 and 2012, the Company amortized $415,000 and $384,000 of deferred loan fees, respectively, which is included in interest and other expenses on the accompanying condensed consolidated statements of comprehensive income. At June 30, 2013 and December 31, 2012, the Company had approximately $1.5million and $1.8 million, respectively, in deferred loan fees remaining to be amortized.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

The Revolving Credit Agreement contains customary financial and other covenants, including maximum consolidated leverage ratio of 4.25:1.00. In addition, the Company is subject to covenants limiting incurrence of debt, liens on properties, investments, loans and advances, mergers and consolidations, asset sales, dividends and transactions with affiliates. The Company was in compliance with all required covenants as of June 30, 2013.

NOTE 11 – ACQUISITIONS

Fiscal Year 2013

On March 15, 2013, the Company acquired certain assets and liabilities of an entity for an aggregate purchase price of $11.8 million, including $8.8 million in fair value of contingent acquisition consideration. The Company paid $3.0 million during the three months ended June 30, 2013 and assumed a net liability of $165,000. This entity is individually immaterial to the Company’s net assets and operations. This acquisition was accounted for as a purchase and is included in the Company’s consolidated results from its acquisition date. The purchase accounting recorded by the Company included $226,000 in goodwill and $11.7 million in intangible assets for trademarks and URLs related to this acquisition.

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

June 30, 2013

(Unaudited)

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

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Condensed Consolidating Balance Sheet

As of June 30, 2013

(In thousands)

	Bankrate	Guarantor Subsidiary	Non-Guarantor Subsidiary	Eliminations	Consolidated

Assets
Cash and cash equivalents	$101,654	$8,355	$1,952	$—	$111,961

Accounts receivable, net of allowance for doubtful accounts	30,924	26,147	1,144	—	58,215
Deferred income taxes	3,422	335	6	—	3,763
Prepaid expenses and other current assets	11,412	1,111	110	—	12,633

Total current assets	147,412	35,948	3,212	—	186,572

Furniture, fixtures and equipment, net of accumulated depreciation	5,550	5,911	528	—	11,989
Intangible assets, net of accumulated amortization	257,855	107,062	3,657	—	368,574
Goodwill	388,409	213,990	—	—	602,399
Other assets	1,453	8,634	—	—	10,087
Intercompany	(221,898)	231,447	(9,549)	—	—
Investments in subsidiary	369,179	(3,058)	—	(366,121)	—

Total assets	$947,960	$599,934	$(2,152)	$(366,121)	$1,179,621

Liabilities and Stockholders’ Equity

Liabilities
Accounts payable	$3,071	$4,301	$98	$—	$7,470
Accrued expenses	21,308	2,576	64	—	23,948
Deferred revenue and customer deposits	2,821	1,128	81	—	4,030
Accrued interest	—	10,591	—	—	10,591
Other current liabilities	19,936	—	14	—	19,950

Total current liabilities	47,136	18,596	257	—	65,989

Deferred income taxes, net	45,815	17,342	1,325	—	64,482
Senior secured notes, net of unamortized discount	—	194,125	—	—	194,125
Other liabilities	20,621	16	—	—	20,637

Total liabilities	113,572	230,079	1,582	—	345,233
Total stockholders’ equity	834,388	369,855	(3,734)	(366,121)	834,388

Total liabilities and stockholders’ equity	$947,960	$599,934	$(2,152)	$(366,121)	$1,179,621

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Condensed Consolidating Statement of Comprehensive Income

For the six months ended June 30, 2013

(In thousands)

	Bankrate	Guarantor Subsidiary	Non-Guarantor Subsidiary	Eliminations	Consolidated
Revenue	$136,598	$108,772	$2,617	($33,993)	$213,994
Cost of revenue (excludes depreciation and amortization)	72,482	35,008	14	(33,993)	73,511

Gross margin	64,116	73,764	2,603	—	140,483

Operating expenses:
Sales	4,208	3,320	20	—	7,548
Marketing	32,921	15,722	2,376	—	51,019
Product development	4,701	4,419	5	—	9,125
General and administrative	16,630	5,886	793	—	23,309
Acquisition, offering and related expenses and related party fees	20	—	—	—	20
Depreciation and amortization	19,348	9,588	419		29,355

	77,828	38,935	3,613	—	120,376

(Loss) income from operations	(13,712)	34,829	(1,010)	—	20,107

Interest and other (income) expense, net	(22)	12,741	340	—	13,059
Change in fair value of contingent acquisition consideration	4,098	—	—	—	4,098
(Earnings) loss on equity investments, net of tax	(12,418)	753	—	11,665	—

(Loss) income before income taxes	(5,370)	21,335	(1,350)	(11,665)	2,950
Income tax (benefit) expense	(6,661)	8,320	—	—	1,659

Net income (loss)	$1,291	$13,015	$(1,350)	$(11,665)	$1,291

Comprehensive income (loss)	$1,013	$12,726	$(1,630)	$(11,096)	$1,013

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Condensed Consolidating Statement of Comprehensive Income

For the six months ended June 30, 2012

(In thousands)

	Bankrate	Guarantor Subsidiary	Non-Guarantor Subsidiary	Eliminations	Consolidated
Revenue	$178,433	$111,846	$3,742	$(46,876)	$247,145
Cost of revenue (excludes depreciation and amortization)	73,616	51,136	11	(46,876)	77,887

Gross margin	104,817	60,710	3,731	—	169,258

Operating expenses:
Sales	4,374	3,573	7	—	7,954
Marketing	39,410	20,124	3,267	—	62,801
Product development	4,574	3,990	6	—	8,570
General and administrative	13,220	5,279	668	—	19,167
Legal settlements	65	—	—	—	65
Acquisition, offering and related expenses and related party fees	879	—	—	—	879
Depreciation and amortization	14,670	9,314	372	—	24,356

	77,192	42,280	4,320	—	123,792

Income (loss) from operations	27,625	18,430	(589)	—	45,466

Interest and other expense, net	268	12,311	333	—	12,912
Change in fair value of contingent acquisition consideration	398	—	—	—	398
Loss (earnings) on equity investments, net of tax	(1,745)	554	—	1,191	—

Income (loss) before income taxes	28,704	5,565	(922)	(1,191)	32,156
Income tax expense	2,277	3,343	109	—	5,729

Net income (loss)	$26,427	$2,222	$(1,031)	$(1,191)	$26,427

Comprehensive income (loss)	$26,610	$2,256	$(848)	$(1,408)	$26,610

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Condensed Consolidating Statement of Comprehensive Income

For the three months ended June 30, 2013

(In thousands)

	Bankrate	Guarantor Subsidiary	Non-Guarantor Subsidiary	Eliminations	Consolidated
Revenue	$66,849	$52,962	$1,110	$(15,375)	$105,546
Cost of revenue (excludes depreciation and amortization)	36,691	16,148	8	(15,375)	37,472

Gross margin	30,158	36,814	1,102	—	68,074

Operating expenses:
Sales	2,145	1,606	10	—	3,761
Marketing	16,515	7,261	1,011	—	24,787
Product development	2,085	2,546	2	—	4,633
General and administrative	8,079	3,131	399	—	11,609
Acquisition, offering and related expenses and related party fees	20	—	—	—	20
Depreciation and amortization	9,770	4,873	201	—	14,844

	38,614	19,417	1,623	—	59,654

(Loss) income from operations	(8,456)	17,397	(521)	—	8,420

Interest and other (income) expenses, net	(7)	6,366	170	—	6,529
Change in fair value of contingent acquisition consideration	2,949	—	—	—	2,949
(Earnings) loss on equity investments, net of tax	(6,195)	401	—	5,794	—

(Loss) income before income taxes	(5,203)	10,630	(691)	(5,794)	(1,058)
Income tax (benefit) expense	(4,311)	4,145	—	—	(166)

Net (loss) income	$(892)	$6,485	$(691)	$(5,794)	$(892)

Comprehensive (loss) income	$(874)	$6,491	$(675)	$(5,816)	$(874)

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Condensed Consolidating Statement of Comprehensive Income

For the three months ended June 30, 2012

(In thousands)

	Bankrate	Guarantor Subsidiary	Non-Guarantor Subsidiary	Eliminations	Consolidated
Revenue	$89,109	$54,377	$1,915	$(23,276)	$122,125
Cost of revenue (excludes depreciation and amortization)	35,878	25,003	4	(23,276)	37,609

Gross margin	53,231	29,374	1,911	—	84,516

Operating expenses:
Sales	2,151	1,857	7	—	4,015
Marketing	20,014	9,807	1,730	—	31,551
Product development	2,217	1,926	3	—	4,146
General and administrative	6,273	2,581	331	—	9,185
Legal settlements	3	—	—	—	3
Acquisition, offering and related expenses and related party fees	682	—	—	—	682
Depreciation and amortization	7,727	4,674	186	—	12,587

	39,067	20,845	2,257	—	62,169

Income (loss) from operations	14,164	8,529	(346)	—	22,347

Interest and other expense, net	316	5,992	167	—	6,475
Change in fair value of contingent acquisition consideration	355	—	—	—	355
Loss (earnings) on equity investments, net of tax	(40)	280	—	(240)	—

Income (loss) before income taxes	13,533	2,257	(513)	240	15,517
Income tax (benefit) expense	(2,743)	1,984	—	—	(759)

Net income (loss)	$16,276	$273	$(513)	$240	$16,276

Comprehensive income (loss)	$16,307	$(16)	$(482)	$498	$16,307

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the six months ended June 30, 2013

(In thousands)

	Bankrate	Guarantor Subsidiary	Non-Guarantor Subsidiary	Consolidated
Cash flows from operating activities
Net cash provided by (used in) operating activities	$43,250	$(4,450)	$474	$39,274

Cash flows from investing activities

Purchases of furniture, fixtures and equipment and capitalized website development costs	(2,653)	(3,647)	(132)	(6,432)
Cash used in business acquisitions, net	(4,500)	—	—	(4,500)

Net cash used in investing activities	(7,153)	(3,647)	(132)	(10,932)

Cash flows from financing activities
Cash paid for acquisition earnouts and contingent liabilities	—	—	—	—
Proceeds from issuance of common stock, net of costs	103	—	—	103

Net cash used in financing activities	103	—	—	103

Effect of exchange rate on cash and cash equivalents	—	—	(74)	(74)

Net increase (decrease) in cash	36,200	(8,097)	268	28,371
Cash - beginning of period	65,454	16,452	1,684	83,590

Cash - end of period	$101,654	$8,355	$1,952	$111,961

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the six months ended June 30, 2012

(In thousands)

	Bankrate	Guarantor Subsidiary	Non-Guarantor Subsidiary	Consolidated
Cash flows from operating activities
Net cash provided by (used in) operating activities	$48,125	$(4,205)	$(71)	$43,849

Cash flows from investing activities

Purchases of furniture, fixtures and equipment and capitalized website development costs	(4,263)	(1,898)	(155)	(6,316)
Cash used in business acquisitions, net	(13,378)	—	—	(13,378)
Restricted cash	(309)	—	—	(309)

Net cash used in investing activities	(17,950)	(1,898)	(155)	(20,003)

Cash flows from financing activities
Cash paid for acquisition earnouts and contingent acquisition consideration	(2,000)	—	—	(2,000)
Purchase of Company common stock	(589)	—	—	(589)
Proceeds from issuance of common stock, net of costs	375	—	—	375

Net cash used in financing activities	(2,214)	—	—	(2,214)
Effect of exchange rate on cash and cash equivalents	—	—	158	158

Net increase (decrease) in cash	27,961	(6,103)	(68)	21,790
Cash - beginning of period	44,476	10,066	1,671	56,213

Cash - end of period	$72,437	$3,963	$1,603	$78,003

NOTE 13 – SUBSEQUENT EVENTS

Refinancing

On July 25, 2013, the Company delivered a Conditional Notice of Full Redemption (the “Notice”) to holders of its Senior Secured Notes. The Notice called for redemption of all the currently outstanding $195.0 million aggregate principal amount of Senior Secured Notes on August 24, 2013 (the “Redemption Date”). The redemption price of the Senior Secured Notes is 105.875% of the principal amount redeemed, plus accrued and unpaid interest to but not including the Redemption Date. The redemption was conditioned upon the Company’s completion of an offering of the New Notes (defined below) on or prior to the Redemption Date, which condition has been satisfied.

On August 2, 2013, the Company announced the pricing of an offering of $300 million of new 6.125% senior unsecured notes due 2018 (the “New Notes”), which closed on August 7, 2013. On August 7, 2013, the Company completed the offering of the New Notes and the deposit of $208.9 million with Wilmington Trust, National Association, the trustee of the Senior Secured Notes (the “Trustee”), thereby satisfying and discharging the Indenture governing the Senior Secured Notes and all of the Company’s obligations under the Senior Secured Notes. The deposited funds will be used by the Trustee to pay off the $195.0 million aggregate principal amount outstanding of Senior Secured Notes, approximately $11.5 million related to the call premium and approximately $2.5 million of accrued interest through the Redemption Date. In connection with the redemption, the Company expects to write off unamortized original issue discount of $819,000 and unamortized deferred loan fees of approximately $3.4 million.

On August 7, 2013, the Company announced it entered into a Revolving Credit Agreement dated as of August 7, 2013 (the “New Credit Agreement”), among the Company, as borrower, the Guarantors, the lenders party thereto (the “Lenders”), Royal Bank of Canada, as administrative agent, and the other parties thereto. The New Credit Agreement provides for a five-year $70 million revolving facility. Concurrently, the Company terminated its existing $100.0 million Revolving Credit Facilities and repaid all outstanding obligations thereunder; in connection with such termination, the Company expects to write off approximately $1.4 million of deferred loan fees.

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

Lead generation, display advertisements and hyperlink listings, which we refer to as online revenue, represented approximately 98% of our revenue for the three months ended June 30, 2013 and 2012. We also derive revenue through the sale of print advertisements and the distribution (or syndication) of our editorial content, which we refer to as print publishing and licensing revenue.

Significant Developments

Acquisitions Fiscal Year 2013

During the six months ended June 30, 2013, the Company acquired certain assets and liabilities of an entity for an aggregate purchase price of $11.8 million, including $8.8 million in fair value of contingent acquisition consideration. The Company paid $3.0 million during the three months ended June 30, 2013 and assumed a net liability of $165,000. This entity is individually immaterial to the Company’s net assets and operations. This acquisition was accounted for as a purchase and is included in the Company’s consolidated results from its acquisition date. The purchase price recorded by the Company included $226,000 in goodwill and $11.7 million in intangible assets for trademarks and URLs related to this acquisition.

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

Hyperlink Revenue

We also sell hyperlinks (e.g., in our interest rate or insurance table listings) on our online network on a cost-per-click and on a cost-per-call basis. We generate revenue upon delivery of qualified and reported click-throughs to our advertisers from a hyperlink in a rate or insurance provider / carrier listing and qualified phone calls. These advertisers pay us a designated transaction fee for each click-through or phone call, which occurs when a user clicks on any of their advertisement listings or makes a phone call to the advertiser. Each phone call or click-through on an advertisement listing represents a completed transaction once it passes our filtering validation process.

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

Critical Accounting Policies

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP, requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenue and expenses during the period. We base our judgments, estimates and assumptions on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. There have been no significant changes in our critical accounting policies or estimates during the three months ended June 30, 2013 as compared to the critical accounting policies and estimates disclosed in management’s discussion and analysis of financial condition and results of operations included our Annual Report dated March 1, 2013 and filed with the SEC on Form 10-K.

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

The following table displays our results for the respective periods expressed as a percentage of total revenue.

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
Statement of Operations Data:
Revenue	100%	100%	100%	100%
Cost of revenue (excludes depreciation and amortization)	36%	31%	34%	32%

Gross margin	64%	69%	66%	68%
Operating expenses:
Sales	4%	3%	3%	3%
Marketing	23%	26%	24%	25%
Product development	4%	3%	4%	3%
General and administrative	11%	8%	11%	8%
Legal settlements	0%	0%	0%	0%
Acquisition, offering and related expenses and related party fees	0%	1%	0%	0%
Depreciation and amortization	14%	10%	14%	10%

	56%	51%	56%	49%

Income from operations	8%	18%	10%	19%
Interest and other expenses, net	6%	6%	6%	5%
Change in fair value of contingent acquisition consideration	3%	0%	2%	0%

(Loss) income before income taxes	-1%	12%	2%	14%
Income tax (benefit) expense	0%	-1%	1%	2%

Net (loss) income	-1%	13%	1%	12%

Revenue

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2013	2012	2013	2012
Online (1)	$103,564	$120,080	$210,029	$243,087
Print publishing	1,982	2,045	3,965	4,058

Total revenue	$105,546	$122,125	$213,994	$247,145

(1)	Consists of display advertising, hyperlink and lead generation.

Cost of Revenue (excludes depreciation and amortization) and Gross Margin

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2013	2012	2013	2012
Revenue	$105,546	$122,125	$213,994	$247,145
Cost of revenue	37,472	37,609	73,511	77,887

Gross margin	$68,074	$84,516	$140,483	$169,258

Gross margin as a percentage of revenue	64%	69%	66%	68%

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Revenue

Total revenue was $105.5 million and $122.1 million for the three months ended June 30, 2013 and 2012, respectively, representing a decrease of 14%, due to the reasons set forth below.

Display advertising revenue increased by $52,000 for the three months ended June 30, 2013 compared to the same period in 2012, which was driven by the increase in page views ($3.1 million impact), offset by a decrease in cost per impressions yield per page ($3.1 million impact).

Hyperlink revenue decreased by $4.3 million for the three months ended June 30, 2013 compared to the same period in 2012, due to a decrease in the number of clicks ($8.4 million impact) partially offset by an increase in the overall rate ($4.1 million impact). The decline in click volume was primarily in the insurance vertical due to the source cuts we made pursuant to our strategic quality initiative. The increase in the overall rate is driven by increased rates in both insurance and mortgage and deposit products.

Per approved lead and per application lead generation revenue combined decreased by $12.3 million for the three months ended June 30, 2013 compared to the same period in 2012. The overall decrease consisted of a blend of insurance lead revenue decreasing by approximately 44% due to our strategic quality initiative while card product revenue increased by approximately 27%, as a result of an increase in marketing activities and purchasing on the part of the credit card issuers.

Cost of Revenue (excludes depreciation and amortization) and Gross Margin

Cost of revenue for the three months ended June 30, 2013 of $37.5 million was $137,000 lower than the same period in 2012. The Company incurred $1.0 million less in distribution payments to our partners and affiliates primarily as a result of lower online revenue on affiliate sites in the insurance vertical due to our strategic quality initiative which was largely offset by increased distribution payments in the credit card vertical due to larger revenue generated from our affiliate network. In addition, we incurred $501,000 in higher outside labor costs, $273,000 in higher compensation and $51,000 in higher stock-based compensation expense. Our gross margin for the three months ended June 30, 2013 was 64%, compared to 69% for the same period in 2012, decreasing primarily due to lower margins in the credit card vertical due to the larger distribution payments noted above and an overall shift in mix of gross margin between our product verticals as a result of the insurance quality initiative.

Operating Expenses

Sales

Sales expenses for the three months ended June 30, 2013 of $3.8 million were approximately $254,000 lower than the same period in 2012, primarily due to $184,000 in lower outside labor costs, $111,000 in lower compensation costs due to decreased commissions on lower sales and $84,000 in lower facility costs offset by an increase in stock compensation of $156,000.

Marketing

Marketing expenses for the three months ended June 30, 2013 of $24.8 million were $6.8 million lower than the same period in 2012. The decrease is primarily due to the Company incurring $7.2 million in lower search engine marketing (“SEM”) expense as we gained efficiencies in our marketing partially offset by $124,000 higher stock compensation expense and $192,000 higher compensation costs.

Product Development

Product development costs for the three months ended June 30, 2013 of $4.6 million were approximately $487,000 higher than the comparable period in 2012, primarily due to $334,000 in higher outside labor costs and $61,000 in higher compensation costs.

General and Administrative

General and administrative expenses for the three months ended June 30, 2013 of $11.6 million were $2.4 million higher than the same period in 2012, due primarily to increases of $787,000 in employee costs due to increased headcount and higher projected incentive plan payments, $587,000 in stock compensation expense, $409,000 in professional fees and $218,000 in bad debt expense.

Acquisition, Offering and Related Expenses and Related Party Fees

Acquisition, offering and related expenses and related party fees for the three months ended June 30, 2013 was $20,000 as compared to $682,000 for the same period in 2012. The acquisition, offering and related expenses and related party fees for the three months ended June 30, 2013 were primarily related to costs associated with a prospective acquisition while the costs for the three months ended. June 30, 2012 were primarily related to costs associated with the IRS audit stemming from the Bankrate Acquisition.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2013 of $14.8 million was $2.3 million higher than the same period in 2012 due to $2.0 million increase in amortization expense resulting from various intangibles acquired.

Interest and Other Expenses, net

Interest and other expenses, net for the three months ended June 30, 2013 primarily consists of expenses associated with the Senior Secured Notes, partially offset by other income and de minimis interest earned on cash and cash equivalents. Interest and other expenses, net for the three months ended June 30, 2013 was $6.5 million, which primarily consisted of $5.7 million for the Senior Secured Notes and $686,000 for amortization of deferred financing costs and original issue discount.

Interest and other expenses, net for the three months ended June 30, 2012 was $6.5 million, which primarily consisted of $5.7 million for the Senior Secured Notes, and $616,000 of amortization of deferred financing costs and original issue discount partially offset by de minimis interest earned on cash and cash equivalents.

Changes in Fair Value of Contingent Acquisition Consideration

Changes in fair value of contingent acquisition consideration for the three months ended June 30, 2013 was $2.9 million and consisted of increases to the fair value due to the passage of time of $1.7 million and increases to fair value due to change in estimates of $1.2 million.

Changes in fair value of contingent acquisition consideration for the three months ended June 30, 2012 was $355,000 and consisted of increases to the fair value due to the passage of time.

Income Tax Expense

Our income tax benefit for the three months ended June 30, 2013 of $166,000 was $593,000 lower than our income tax benefit of $759,000 for the three months ended June 30, 2012. Our effective tax rate changed from approximately -5% during the three months ended June 30, 2012 to approximately 16% in the same period in 2013 due to foreign losses and interest incurred during the three months ended June 30, 2013 on liabilities related to unrecognized tax benefits and a tax benefit recognized during the three months ended June 30, 2012 related to results from an IRS examination.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Revenue

Total revenue was $214.0 million and $247.1 million for the six months ended June 30, 2013 and 2012, respectively, representing a decrease of 13%, due to the reasons set forth below.

Display advertising revenue increased by $1.0 million for the six months ended June 30, 2013 compared to the same period in 2012, which was driven by the increase in page views ($4.4 million impact), offset by a decrease in cost per impressions yield per page ($3.4 million impact).

Hyperlink revenue decreased by $5.6 million for the six months ended June 30, 2013 compared to the same period in 2012, due to a decrease in the number of clicks ($10.3million impact) and an increase in the overall rate ($4.7 million impact). The decline in click volume was primarily in the insurance vertical due to the source cuts we made pursuant to our strategic quality initiative partially offset by an increase in mortgage and deposits. The increase in the overall rate is driven by increased rates in both insurance and mortgage and deposit products.

Per approved lead and per application lead generation revenue combined decreased by $28.6 million for the six months ended June 30, 2013 compared to the same period in 2012. The overall decrease consisted of a blend of insurance lead revenue decreasing by approximately 44% due to our strategic quality initiative while card product revenue increased by approximately 21%, as a result of an increase in marketing activities and purchasing on the part of the credit card issuers.

Cost of Revenue (excludes depreciation and amortization) and Gross Margin

Cost of revenue for the six months ended June 30, 2013 of $73.5 million was $4.4 million lower than the same period in 2012. The Company incurred $5.9 million less in distribution payments to our partners and affiliates primarily as a result of lower online revenue on affiliate sites in the insurance vertical due to our strategic quality initiative which was largely offset by increased distribution payments in the credit card vertical due to larger revenue generated from our affiliate network. In addition, we incurred $930,000 in higher outside labor costs, $541,000 in higher compensation and $30,000 less in stock-based compensation expense. Our gross margin for the six months ended June 30, 2013 was 66%, compared to 68% for the same period in 2012, decreasing primarily due to lower margins in the credit card vertical due to the larger distribution payments noted above and an overall shift in mix of gross margin between our product verticals as a result of the insurance quality initiative.

Operating Expenses

Sales

Sales expenses for the six months ended June 30, 2013 of $7.5 million were approximately $406,000 lower than the same period in 2012, primarily due to $272,000 in lower compensation costs due to decreased commissions on lower sales and a decrease in facility costs of $161,000.

Marketing

Marketing expenses for the six months ended June 30, 2013 of $51.0 million were $11.8 million lower than the same period in 2012. The decrease is primarily due to the Company incurring $12.4 million in lower search engine marketing (“SEM”) expense as we gained efficiencies in our marketing partially offset by $101,000 increase in stock compensation expense and $223,000 higher compensation costs.

Product Development

Product development costs for the six months ended June 30, 2013 of $9.1 million were approximately $555,000 higher than the comparable period in 2012, primarily due to $457,000 in higher outside labor costs and $77,000 in higher compensation costs.

General and Administrative

General and administrative expenses for the six months ended June 30, 2013 of $23.3 million were $4.1 million higher than the same period in 2012, due primarily to increases of $1.6 million in professional fees, $1.0 million in employee costs due to increased headcount, $466,000 in stock compensation expense and $334,000 in general information technology costs.

Acquisition, Offering and Related Expenses and Related Party Fees

Acquisition, offering and related expenses and related party fees for the six months ended June 30, 2013 was $20,000 as compared to $879,000 for the same period in 2012. The acquisition, offering and related expenses and related party fees for the six months ended June 30, 2013 were primarily related to costs associated with a prospective acquisition while the costs for the six months ended. June 30, 2012 were primarily related to costs associated with the IRS audit stemming from the Bankrate Acquisition.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2013 of $29.4 million was $5.0 million higher than the same period in 2012 due to $4.4 million increase in amortization expense resulting from various intangibles acquired.

Interest and Other Expenses, net

Interest and other expenses, net for the six months ended June 30, 2013 primarily consists of expenses associated with the Senior Secured Notes, partially offset by other income and de minimis interest earned on cash and cash equivalents. Interest and other expenses, net for the six months ended June 30, 2013 was $13.1 million, which primarily consisted of $11.5 million for the Senior Secured Notes and $1.4 million for amortization of deferred financing costs and original issue discount.

Interest and other expenses, net for the six months ended June 30, 2012 was $12.9 million, which primarily consisted of $11.5 million for the Senior Secured Notes, and $1.2 million of amortization of deferred financing costs and original issue discount partially offset by de minimis interest earned on cash and cash equivalents.

Changes in Fair Value of Contingent Acquisition Consideration

Changes in fair value of contingent acquisition consideration for the six months ended June 30, 2013 was $4.1 million and consisted of increases to the fair value due to the passage of time of $2.7 million and increases to fair value due to change in estimates of $1.4 million.

Changes in fair value of contingent acquisition consideration for the six months ended June 30, 2012 was $398,000 and consisted of increases to the fair value due to the passage of time.

Income Tax Expense

Our income tax expense for the six months ended June 30, 2013 of $1.7 million was $4.1 million lower than our income tax expense of $5.7 million for the three months ended June 30, 2012. Our effective tax rate changed from approximately 18% during the six months ended June 30, 2012 to approximately 56% in the same period in 2013 due to foreign losses and interest incurred during the six months ended June 30, 2013 on liabilities related to unrecognized tax benefits and a tax benefit recognized during the six months ended June 30, 2012 related to results from an IRS examination.

Liquidity and Capital Resources

(In thousands)	June 30, 2013	December 31, 2012	Change
Cash and cash equivalents	$111,961	$83,590	$28,371
Working capital	$120,583	$102,534	$18,049
Stockholders’ equity	$834,388	$828,151	$6,237

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

As of June 30, 2013, we had working capital of $120.6 million and our primary commitments were normal working capital requirements and $10.6 million in accrued interest for the Senior Secured Notes. In addition, we have commitments for potential earn out obligations related to past acquisitions totaling $30.0 million as of June 30, 2013.

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

As of June 30, 2013, we had no amount outstanding under the Revolving Credit facilities and we were in compliance with all required covenants.

Senior Secured Notes

As of June 30, 2013, we had approximately $194.0 million in Senior Secured Notes outstanding for which interest is accrued daily on the outstanding principal amount at 11  3/4 % and is payable semi-annually, in arrears, on July 15th and January 15th in cash. The Senior Secured Notes are due July 15, 2015. Accrued interest on the Senior Secured Notes as of June 30, 2013 is approximately $10.6 million. Refer to Note 10 in the Notes to Consolidated Financial Statements for a further description of the Senior Secured Notes.

Operating Activities

During the six months ended June 30, 2013, operating activities provided cash of $39.3 million. Our net income of $1.3 million was adjusted for depreciation and amortization of $29.4 million, bad debt expense of $433,000, amortization of deferred financing costs and original issue discount of $1.4 million, stock-based compensation expense of $5.1 million, a change in fair value of contingent acquisition consideration of $4.1 million and a net negative change in the components of operating assets and liabilities of $2.4 million. This negative change in operating assets and liabilities resulted from a $6.1 million increase in accounts receivable and a $757,000 decrease in accounts payable, offset by a $931,000 decrease in prepaid expenses and other assets, a $3.2 million increase in accrued expenses, a $161,000 increase in other liabilities and a $169,000 increase in deferred revenue.

During the six months ended June 30, 2012, we generated $43.8 million of cash in operating activities. Our net income of $26.4 million was adjusted for depreciation and amortization of $24.4 million, bad debt expense of $300,000, deferred income taxes of $441,000, amortization of deferred financing costs and original issue discount of $1.2 million, stock based compensation expense of $4.6 million, a change in fair value of contingent acquisition consideration of $398,000 and a net negative change in the components of operating assets and liabilities of $13.0 million. This negative change in operating assets and liabilities resulted in part from an increase of $6.1 million in accounts receivable, decreases of $686,000 in accrued expenses, $5.0 million in other liabilities primarily due to interest accrued less interest paid on the Notes and $2.7 million in deferred revenue and customer deposits, partially offset by decreases of $554,000 in prepaid expenses and other assets, and an increase of $967,000 in accounts payable.

Investing Activities

For the six months ended June 30, 2013, cash flows used in investing activities was $10.9 million and includes $4.5 million of cash used for business acquisitions and $6.4 million for purchases of furniture, fixtures, equipment and capitalized website development costs.

For the six months ended June 30, 2012, cash flows used in investing activities was $20.0 million and includes $13.4 million of cash used for business acquisitions and $6.3 million for purchases of furniture, fixtures, equipment and capitalized website development costs.

Financing Activities

For the six months ended June 30, 2013, cash provided by financing activities was $103,000 from proceeds from issuance of common stock.

For the six months ended June 30, 2012, cash used in financing activities was $2.2 million and includes $2.0 million of cash used for contingent acquisition consideration liabilities and $589,000 used to acquire treasury shares.

OFF-BALANCE SHEET ARRANGEMENTS

Off-balance sheet arrangements include the following four categories: obligations under certain guarantees or contracts; retained or contingent interests in assets transferred to an unconsolidated entity or similar arrangements; obligations under certain derivative arrangements; and obligations under material variable interests.

Besides our Senior Secured Notes, we have not entered into any material arrangements which would fall under any of these four categories and which would be reasonably likely to have a current or future material effect on our results of operations, liquidity or financial condition.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The primary objective of our investment strategy is to preserve principal while maximizing the income we receive from investments without significantly increasing risk. To minimize this risk, to date we have maintained our portfolio of cash equivalents in short-term and overnight investments that are not subject to market risk, as the interest paid on such investments fluctuates with the prevailing interest rates. As of June 30, 2013, all of our cash equivalents mature in less than three months.

None of our outstanding debt as of June 30, 2013 was subject to variable interest rates as we did not have an outstanding balance for borrowed money under our Revolving Credit Facilities as of June 30, 2013. Interest under the Revolving Credit Facilities accrues at variable rates based, at our option, on the Alternate Base Rate (as defined in the Revolving Credit Facilities) plus a margin of between 2% and 2.25%, or at the LIBOR rate plus a margin of between 3.00% and 3.25%, depending on certain criteria. Our fixed interest rate debt includes $194 million of the Senior Secured Notes in the aggregate principal amount.

Exchange Rate Sensitivity

Our exposure to exchange rate risk is primarily that of a net receiver of currencies other than the US dollar. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, will negatively affect the Company’s revenue and gross margins as expressed in U.S. dollars. Additionally, we have not engaged in any derivative or hedging transactions to date.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify the Company’s financial reports and to other members of senior management and the board of directors.

Based on their evaluation as of June 30, 2013, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information with respect to legal proceedings is incorporated by reference from Note 9 of our Consolidated Financial Statements included herein.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed “Risk Factors” included within our Annual Report on Form 10-K filed with the SEC on March 1, 2013. The risks described in our annual report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There has been no material changes in our risk factors from those disclosed in our annual report referred to above.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Company Purchase of Equity Securities

The following table sets forth the Company’s purchases of equity securities for the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2013 through April 30, 2013	—	—	—	$70,000,000
May 1, 2013 through May 31, 2013	—	—	—	$70,000,000
June 1, 2013 through June 30, 2013	—	—	—	$70,000,000

(1)	On February 12, 2013 the Company’s Board of Directors authorized a $70 million share repurchase program which allows the Company to repurchase shares of its common stock in open market or private transactions. The program will expire on December 31, 2014.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

10.23*	Form of Lease Agreement between Echelon Holdings, Ltd. and Bankrate, Inc., dated March 14, 2013

10.25*	Second Amendment, dated June 4, 2013, to Amended and Restated Office Lease by and between 1860 Blake Street, LLC and NetQuote, Inc. dated September 22, 2008

10.30*	Form of Restricted Stock Agreement

10.31*	Form of Performance-Based Restricted Stock Agreement

10.32*	Form of Director Restricted Stock Agreement

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bankrate, Inc.

Date: August 8, 2013	By:	/s/ Edward J. DiMaria
Edward J. DiMaria
Senior Vice President and Chief Financial Officer
(Mr. DiMaria is the Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant)