Form 10-Q
period 2013-09-30
Bankrate, Inc.
filed 2013-11-07
CIK 1518222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File No. 1-35206

(Exact name of registrant as specified in its charter)

Delaware	65-0423422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11760 U.S. Highway One, Suite 200 North Palm Beach, Florida	33408
(Address of principal executive offices)	(Zip Code)

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

The number of outstanding shares of the issuer’s common stock as of October 31, 2013 was as follows: 101,473,253 shares of Common Stock, $.01 par value.

Bankrate, Inc. and Subsidiaries

Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2013

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

Important factors that could cause actual results to differ materially from our expectations, which we refer to as cautionary statements, are discussed in detail in Part I, Item 1A. “Risk Factors” in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013. All forward-looking information in this quarterly report and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include without limitation:

•	the willingness of our advertisers to advertise on our websites;

•	increased competition and its effect on our website traffic, advertising rates, margins, and market share;

•	our dependence on internet search engines to attract a significant portion of the visitors to our websites;

•	the number of consumers seeking information about the financial products we have on our websites;

•	interest rate volatility;

•	technological changes;

•	our ability to manage traffic on our websites and service interruptions;

•	our ability to maintain and develop our brands and content;

•	the fluctuations of our results of operations from period to period;

•	our indebtedness and the effect such indebtedness may have on our business;

•	our need and our ability to incur additional debt or equity financing;

•	our ability to integrate the operations and realize the expected benefits of businesses that we have acquired and may acquire in the future;

•	the effect of unexpected liabilities we assume from our acquisitions;

•	changes in application approval rates by our credit card issuer customers;

•	our ability to successfully execute on our strategy, including without limitation our insurance quality initiative and our mobile strategy, and the effectiveness of our strategy;

•	our ability to attract and retain executive officers and personnel;

•	the impact of and defense of resolution of lawsuits to which we are a party;

•	our ability to protect our intellectual property;

•	the effects of facing liability for content on our websites;

•	our ability to establish and maintain distribution arrangements;

•	our ability to maintain good working relationships with our customers and third-party providers and to continue to attract new customers;

•	the effect of our expansion of operations in the United Kingdom and China and possible expansion to other international markets, in which we may have limited experience;

•	the willingness of consumers to accept the Internet and our online network as a medium for obtaining financial product information;

•	the strength of the U.S. economy in general and the financial services industry in particular;

•	changes in monetary and fiscal policies of the U.S. Government;

•	changes in consumer spending and saving habits;

•	changes in the legal and regulatory environment;

•	changes in accounting principles, policies, practices or guidelines; and

•	our ability to manage the risks involved in the foregoing.

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

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

Bankrate, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	(Unaudited)
	September 30,	December 31,
	2013	2012
Assets
Cash and cash equivalents	$191,463	$83,590
Accounts receivable, net of allowance for doubtful accounts of
$499 and $658 at September 30, 2013 and December 31, 2012	68,478	52,598
Deferred income taxes	3,763	3,763
Prepaid expenses and other current assets	18,977	13,691
Total current assets	282,681	153,642

Furniture, fixtures and equipment, net of accumulated depreciation of
$17,979 and $12,851 at September 30, 2013 and December 31, 2012	12,085	10,024
Intangible assets, net of accumulated amortization of
$167,353 and $128,366 at September 30, 2013 and December 31, 2012	364,442	382,732
Goodwill	610,950	602,173
Other assets	14,183	11,579
Total assets	$1,284,341	$1,160,150

Liabilities and Stockholders' Equity
Liabilities
Accounts payable	9,869	8,227
Accrued expenses	28,582	22,033
Deferred revenue and customer deposits	3,777	3,861
Accrued interest	2,758	10,588
Other current liabilities	23,067	6,399
Total current liabilities	68,053	51,108

Deferred income taxes	64,482	64,482
Long term debt, net of unamortized discount	296,882	193,943
Other liabilities	22,536	22,466
Total liabilities	$451,953	$331,999

Commitments and contingencies (Note 9)

Stockholders' equity
Common stock, par value $.01 per share -
300,000,000 shares authorized at September 30, 2013 and December 31, 2012;
101,523,781 shares and 100,097,969 shares issued at September 30, 2013 and
December 31, 2012; 101,473,253 shares and 100,047,441 shares outstanding at September 30, 2013 and December 31, 2012	1,015	1,000
Additional paid-in capital	854,124	843,393
Accumulated deficit	(21,724)	(15,264)
Less: Treasury stock, at cost - 50,528 shares at September 30, 2013 and December 31, 2012	(591)	(591)
Accumulated other comprehensive loss	(436)	(387)
Total stockholders' equity	832,388	828,151
Total liabilities and stockholders' equity	$1,284,341	$1,160,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bankrate, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
Revenue	$121,178	$116,775	$335,172	$363,920
Cost of revenue (excludes depreciation and amortization)	40,524	37,682	114,035	115,569
Gross margin	80,654	79,093	221,137	248,351

Operating expenses:
Sales	3,934	4,123	11,482	12,077
Marketing	31,639	34,986	82,658	97,787
Product development	4,453	4,082	13,578	12,652
General and administrative	12,214	8,302	35,523	27,469
Legal settlements	-	833	-	898
Acquisition, offering and related expenses	30	(512)	50	367
Depreciation and amortization	14,730	14,103	44,085	38,459
	67,000	65,917	187,376	189,709
Income from operations	13,654	13,176	33,761	58,642

Interest and other expenses, net	6,761	6,365	19,820	19,277
Changes in fair value of contingent acquisition consideration	2,142	1,742	6,240	2,140
Loss on early extinguishment of debt	17,175	-	17,175	-

(Loss) income before income taxes	(12,424)	5,069	(9,474)	37,225
Income tax (benefit) expense	(4,673)	2,509	(3,014)	8,238
Net (loss) income	$(7,751)	$2,560	$(6,460)	$28,987

Basic and diluted net (loss) income per share:
Basic	$(0.08)	$0.03	$(0.06)	$0.29
Diluted	(0.08)	0.03	(0.06)	0.29
Weighted average common shares outstanding:
Basic	100,127,658	99,918,198	100,075,657	99,948,113
Diluted	100,127,658	100,541,993	100,075,657	101,157,285

Comprehensive (loss) income	$(7,522)	$2,716	$(6,509)	$29,326

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bankrate, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended
	September 30,	September 30,
	2013	2012
Cash flows from operating activities
Net (loss) income	$(6,460)	$28,987
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	44,085	38,459
Provision for doubtful accounts receivable	427	464
Deferred income taxes	-	(441)
Amortization of deferred financing charges and original issue discount	2,000	1,854
Loss on early extinguishment of debt	17,175	-
Stock-based compensation	8,614	6,842
Loss on disposal of assets	3	47
Changes in fair value of contingent acquisition consideration	6,240	2,140
Change in operating assets and liabilities, net of effect of business acquisitions
Accounts receivable	(12,557)	(364)
Prepaid expenses and other assets	(5,214)	(5,133)
Accounts payable	1,088	(1,767)
Accrued expenses	7,747	(4,223)
Other liabilities	(5,116)	(10,582)
Deferred revenue	(84)	(2,855)
Net cash provided by operating activities	57,948	53,428

Cash flows from investing activities
Purchases of furniture, fixtures and equipment and capitalized website development costs	(9,140)	(10,375)
Cash used in business acquisitions, net	(22,125)	(26,893)
Restricted cash	-	(309)
Net cash used in investing activities	(31,265)	(37,577)

Cash flows from financing activities
Proceeds from issuance of long term debt	300,000	-
Underwriting fees and direct costs on issuance of long term debt	(11,882)	-
Cash paid for acquisition earnouts and contingent acquisition consideration	-	(2,000)
Repurchase of senior secured notes	(209,024)	-
Purchase of Company common stock	-	(591)
Proceeds from issuance of common stock, net of costs	2,132	1,462
Net cash provided by (used in) financing activities	81,226	(1,129)

Effect of exchange rate on cash and cash equivalents	(36)	174
Net increase in cash	107,873	14,896
Cash - beginning of period	83,590	56,213
Cash - end of period	$191,463	$71,109

Supplemental disclosure of other cash flow activities
Cash paid for interest	25,774	23,165
Cash paid for taxes, net of refunds	1,371	19,319

Supplemental disclosure of non-cash investing and financing activities
Contingent acquisition consideration	11,600	20,800
Acquisition related payables	-	5,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement of our results have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, for any other interim period or for any other future year.

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

Reclassification

Certain reclassifications have been made to the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and to the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2012 to conform to the presentation for the three and nine months ended September 30, 2013.

New Accounting Pronouncements

Recently Adopted Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

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

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This amendment requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The amendment is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of ASU 2011-11 as of January 1, 2013 did not have a material impact on the Company's consolidated financial statements.

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

Recently Issued Pronouncements, Not Adopted as of September 30, 2013

In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. Under this guidance, when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity, the parent is required to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income. This amendment is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013 and early adoption is permitted. We do not expect the adoption of this amendment to have a material impact on the Company's consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendments in ASU 2013-11 require an entity to present an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for an net operating loss ("NOL") carryforward, a similar tax loss, or a tax credit carryforward except when: (1) An NOL carryforward, a similar tax loss, or a tax credit carryforward is not available as of the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position; or (2) The entity does not intend to use the deferred tax asset for this purpose (provided that the tax law permits a choice). If either of these conditions exists, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. The amendment does not affect the recognition or measurement of uncertain tax positions under ASC 740 This amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. We do not expect the adoption of this amendment to have a material impact on the Company's consolidated financial statements.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

NOTE 2 – GOODWILL AND INTANGIBLE ASSETS

Goodwill activity for the nine months ended September 30, 2013 is shown below:

Balance, January 1, 2013	$602,173
Acquisition of certain assets and liabilities of various entities	8,777
Balance, September 30, 2013	$610,950

Intangible assets consist primarily of domain names and URLs, customer relationships, affiliate relationships and developed technologies. Intangible assets are being amortized over their estimated useful lives on both straight-line and accelerated bases.

Intangible assets subject to amortization were as follows as of September 30, 2013:

		Accumulated
(In thousands)	Cost	Amortization	Net
Trademarks and URLs	$255,669	(48,436)	207,233
Customer relationships	228,995	(91,884)	137,111
Affiliate network	22,740	(11,497)	11,243
Developed technology	24,391	(15,536)	8,855
	$531,795	$(167,353)	$364,442

Intangible assets subject to amortization were as follows as of December 31, 2012:

		Accumulated
(In thousands)	Cost	Amortization	Net
Trademarks and URLs	$243,557	(33,738)	209,819
Customer relationships	229,009	(71,745)	157,264
Affiliate network	20,840	(10,926)	9,914
Developed technology	17,692	(11,957)	5,735
	$511,098	$(128,366)	$382,732

Amortization expense for the three months ended September 30, 2013 and 2012 was $12.9 million and $12.7 million, respectively. Amortization expense for the nine months ended September 30, 2013 and 2012 was $38.9 million and $34.3 million, respectively.

Future amortization expense as of September 30, 2013 is expected to be:

Amortization
(In thousands)	Expense
Remainder of 2013	$12,998
2014	50,764
2015	49,732
2016	47,637
2017	42,735
Thereafter	160,576
Total expected amortization expense for intangible assets	$364,442

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

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

The following table presents the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
(In thousands, except share and per share data)	2013	2012	2013	2012
Net (loss) income	$(7,751)	$2,560	$(6,460)	$28,987

Weighted average common shares outstanding for basic earnings per share	100,127,658	99,918,198	100,075,657	99,948,113
Additional dilutive shares related to share based awards	-	623,795	-	1,209,172
Weighted average common shares outstanding for diluted earnings per share	100,127,658	100,541,993	100,075,657	101,157,285

Basic and diluted earnings per share:
Basic	$(0.08)	$0.03	$(0.06)	$0.29
Diluted	$(0.08)	$0.03	$(0.06)	$0.29

For the three months ended September 30, 2013 and 2012 there were 4,845,082 and 395,000 stock options, respectively, which are not included in the calculation of diluted earnings per share because their impact would have been anti-dilutive. For the nine months ended September 30, 2013 and 2012 there were 4,845,082 and 195,000 stock options, respectively, which are not included in the calculation of diluted earnings per share because their impact would have been anti-dilutive.

NOTE 4 – STOCKHOLDERS’ EQUITY

The activity in stockholders’ equity for the nine months ended September 30, 2013 is shown below:

	Common Stock
(In thousands)	Shares	Amount	Additional paid-in capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss - Foreign Currency Translation	Total Stockholders' Equity
Balance at January 1, 2013	100,048	$1,000	$843,393	$(15,264)	$(591)	$(387)	$828,151
Other comprehensive income, net of taxes	-	-	-	-	-	(49)	(49)
Restricted stock issued	862	9	(9)	-	-	-	-
Performance stock issued	422	4	(4)	-	-	-	-
Common stock issued	141	2	2,130	-	-	-	2,132
Stock-based compensation	-	-	8,614	-	-	-	8,614
Net loss	-	-	-	(6,460)	-	-	(6,460)
Balance at September 30, 2013	101,473	$1,015	$854,124	$(21,724)	$(591)	$(436)	$832,388

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

NOTE 5 – GEOGRAPHIC DATA AND CONCENTRATIONS

No single country outside of the U.S. accounted for more than 10% of revenue during the three months ended September 30, 2013 and 2012. There was one customer that accounted for 10% of revenue during the three months ended September 30, 2013. There were two customers that accounted for approximately 11% and 10% of revenue, respectively during the three months ended September 30, 2012. No single country outside of the U.S. accounted for more than 10% of revenue during the nine months ended September 30, 2013 and 2012. There was one customer that accounted for 10% of revenue during the nine months ended September 30, 2013. There was one customer that accounted for approximately 11% of revenue during the nine months ended September 30, 2012. There were no customers with accounts receivable that constituted greater than 10% of the accounts receivable balance as of September 30, 2013 and one customer’s accounts receivable balance constituted approximately 13% of the accounts receivable balance at December 31, 2012.

Revenue related to the U.S. and international operations and revenue by type for the three and nine months ended September 30, 2013 and 2012, and long-lived assets related to the U.S. and international operations as of September 30, 2013 and December 31, 2012 are as follows:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2013	2012	2013	2012
Revenue:
USA	$120,125	$115,075	$331,502	$358,478
International	1,053	1,700	3,670	5,442
	$121,178	$116,775	$335,172	$363,920

Revenue:
Online	$119,375	$114,714	$329,404	$357,801
Print	1,803	2,061	5,768	6,119
	$121,178	$116,775	$335,172	$363,920

	September 30,	December 31,
(In thousands)	2013	2012
Long lived assets:
USA	$983,235	$990,290
International	4,242	4,639
Balance, end of period	$987,477	$994,929

NOTE 6 – FAIR VALUE MEASUREMENT

Given their short-term nature, the carrying amounts of cash, accounts receivable, accounts payable and accrued expenses including accrued interest approximate estimated fair value. In measuring the fair value of our long term debt, the Company used market information. These estimates require considerable judgment in interpreting market data, and changes in assumptions or estimation methods could significantly affect the fair value estimates.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

The following table presents estimated fair value, and related carrying amounts, as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Liabilities:
Long term debt	$296,882	$299,250	$193,943	$215,231

In addition, the Company makes recurring fair value measurements of its contingent acquisition consideration using Level 3 unobservable inputs. The Company recognizes the fair value of contingent acquisition consideration based on its estimated fair value at the date of acquisition using discounted cash flows and subsequent adjustments to the fair value are due to the passage of time as we approach the payment date or changes to management’s estimates. The following tables present the Company’s fair value measurements of its contingent acquisition consideration as of September 30, 2013 and December 31, 2012 using the fair value hierarchy.

	Fair Value Measurement at September 30, 2013 Using
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurement
Contingent acquisition consideration	$-	$-	$34,937	$34,937
Total recurring fair value measurements	$-	$-	$34,937	$34,937

	Fair Value Measurement at December 31, 2012 Using
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurement
Contingent acquisition consideration	$-	$-	$17,197	$17,197
Total recurring fair value measurements	$-	$-	$17,197	$17,197

The following table sets forth a reconciliation of changes in the fair value of the Company’s Level 3 financial assets, contingent acquisition consideration, for the nine months ended September 30, 2013:

(In thousands)	Nine months ended September 30, 2013
Balance at beginning of period	$17,197
Additions to Level 3	11,600
Transfers into Level 3	-
Transfers out of Level 3	(100)
Change in fair value	6,240
Payments	-
Balance at end of period	$34,937

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

NOTE 7 – STOCK-BASED COMPENSATION

In June 2011, the Company established the 2011 Equity Compensation Plan (the “2011 Plan”) to grant stock-based awards for up to 12,120,000 shares of our common stock. Under the 2011 Plan, the Board of Directors or its delegate has the sole authority to determine who receives such grants, the type, size and timing of such grants, and to specify the terms of any non-competition agreements relating to the grants. The purpose of the 2011 Plan is to advance our interests by providing eligible participants in the Plan with the opportunity to receive equity-based or cash incentive awards, thereby aligning their economic interests with those of our stockholders. As of September 30, 2013,  5,626,062 shares were available for future issuance under the 2011 plan.

The stock-based compensation expense for stock options and restricted stock awards recognized in our condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2013	2012	2013	2012
Cost of revenue	$241	$123	$559	$471
Operating expenses:
Sales	499	342	1,276	1,034
Marketing	393	267	970	742
Product development	487	338	1,201	1,151
General and administrative	1,873	1,175	4,608	3,444
Total stock-based compensation	$3,493	$2,245	$8,614	$6,842

Restricted Stock

The following table summarizes restricted stock award activity for the nine months ended September 30, 2013:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2013	-	$-
Granted	951,568	$14.89
Vested and released	-	-
Forfeited	(13,500)	$14.77
Expired	-	-
Balance, September 30, 2013	938,068	$14.90

Stock-based compensation expense for the three months ended September 30, 2013 and 2012 included approximately $1.2 million and $0 related to restricted stock awards, respectively. Stock-based compensation expense for the nine months ended September 30, 2013 and 2012 included approximately $1.8 million and $737,000 related to restricted stock awards, respectively. As of September 30, 2013, there was unrecognized compensation cost related to non-vested restricted stock awards of $11.8 million, which is estimated to be recognized over 1.6 years.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

Performance Based Restricted Shares

During the nine months ended September 30, 2013 we granted 422,000 performance based restricted shares with an average grant date fair value of $14.77 per share. The shares include a performance condition and the number of shares ultimately issued will be determined based on the Company’s performance for the fiscal year ending December 31, 2013 and can range from 0% to 200% of the granted amount. During the nine months ended September 30, 2013, 2,500 shares were forfeited. No stock-based compensation expense has been recorded during the nine months ended September 30, 2013 as the satisfaction of the performance condition is not considered probable.

Stock Options

During the nine months ended September 30, 2013 we granted stock options for 85,000 shares. The stock options granted have a weighted average exercise price of $12.05 per option and a contractual term of seven years.

Stock option activity was as follows for the nine months ended September 30, 2013:

	Number of	Price	Weighted Average	Aggregate
	Shares	Per Share	Exercise Price	Intrinsic Value
Balance, January 1, 2013	5,005,654	$11.17 - $24.25	$15.49	$51,200
Granted	85,000	$11.05 - $12.81	$12.05
Exercised	(142,312)	$14.32 - $15.00	$14.98
Forfeited	(103,260)	$14.32 - $17.55	$15.18
Expired	-	-	-
Balance, September 30, 2013	4,845,082	$11.05 - $24.25	$15.43	$25,451,000

The following table provides the weighted average grant date fair value of the stock options granted during the nine months ended September 30, 2013 using the Black-Scholes option pricing model together with a description of the weighted average assumptions used to calculate the fair value.

Nine months ended
September 30, 2013
Weighted average assumptions:
Weighted average grant date fair value	$5.94
Expected volatility	59.60%
Risk free rate	0.73%
Expected lives	4.00 Years
Expected dividend yield	0.00%

Pursuant to the income tax provisions of ASC 718, we follow the “long-haul method” of computing our hypothetical additional paid-in capital, or APIC, pool. Approximately 979,000 stock options vested during the nine months ended September 30, 2013.

The aggregate intrinsic value of stock options outstanding in the table above is calculated as the difference between the closing price of Bankrate’s common stock on the last trading day of the reporting period ($20.57) and the exercise price of the stock options multiplied by the number of shares underlying options with an exercise prices less than the closing price on the last trading day of the reporting period.

As of September 30, 2013,  approximately $16.4 million of total unrecognized compensation costs, net of forfeitures, related to non-vested stock option awards is expected to be recognized over a weighted average period of 1.8 years.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

NOTE 8 – INCOME TAXES

We calculate our income tax provision for interim periods based on two components: 1) the estimate of the annual effective tax rate and 2) the addition of any required period (i.e., discrete) events. The difference between income tax expense computed at the statutory rate and the reported income tax expense is primarily due to state income taxes incurred during the three and nine months ended September 30, 2013 and 2012.

We have approximately $9.6 million of unrecognized tax benefits as of September 30, 2013 and December 31, 2012.

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

We accrued approximately $96,000 and $96,000 for the payment of interest and penalties for the respective three months ended September 30, 2013 and 2012, which was recorded as an income tax expense (benefit) during the respective three months ended September 30, 2013 and 2012.

We accrued approximately $287,000 and reversed $96,000 for the payment of interest and penalties for the respective nine months ended September 30, 2013 and 2012, which was recorded as an income tax expense (benefit) during the respective three months ended September 30, 2013 and 2012.

Our effective tax rate changed from approximately 49% during the three months ended September 30, 2012 to approximately 38% in the same period in 2013 due to foreign losses and interest incurred during the three months ended September 30, 2013 on liabilities related to unrecognized tax benefits.

Our effective tax rate changed from approximately 22% during the nine months ended September 30, 2012 to approximately 32% in the same period in 2013 due to foreign losses and interest incurred during the nine months ended September 30, 2013 on liabilities related to unrecognized tax benefits as well as a tax benefit recognized during the nine months ended September 30, 2012 related to results from an IRS examination.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

BanxCorp Litigation

In July 2007, BanxCorp, an online publisher of rate information provided by financial institutions with respect to various financial products, filed suit against the Company in the United States District Court for the District of New Jersey alleging violations of Federal and New Jersey State antitrust laws, including the Sherman Act and the Clayton Act. BanxCorp has alleged that it has been injured as a result of monopolistic and otherwise anticompetitive conduct on the part of the Company and is seeking approximately $180 million in compensatory damages, treble damages, and attorneys' fees and costs. In October 2012, BanxCorp filed a Seventh Amended Complaint, alleging violations of Section 2 of the Sherman Act, Section 7 of the Clayton Act and parallel provisions of New Jersey antitrust laws, and dropping its claims under Section 1 of the Sherman Act. Discovery closed on December 21, 2012 and both parties have filed motions seeking summary judgment. The Company will continue to vigorously defend this lawsuit. The Company cannot presently estimate the amount of loss, if any, that would result from an adverse resolution of this matter.

Speight Litigation

On October 5, 2012, a putative class action lawsuit styled Stephanie Speight v. Bankrate, Inc. was filed against the Company in the United States District Court for the District of Colorado alleging violations of the Telephone Consumer Protection Act and seeking statutory damages, injunctive relief and attorney fees. The plaintiff alleges that the Company contacted her and the members of the class she seeks to represent on their cellular telephones without their prior express consent. The plaintiff filed its motion for class certification on October 18, 2013. The Company will vigorously defend this lawsuit. The Company cannot presently estimate the amount of loss, if any, that would result from an adverse resolution of this matter.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

Securities Litigation

On October 10, 2013, the Arkansas Teacher Retirement System brought a purported class action suit in federal court in the Southern District of New York against the Company, certain officers and directors of the Company, entities associated with Apax Partners, and the underwriters in the Company’s 2011 initial public offering and December 2011 stock offering.  The suit, captioned Arkansas Teacher Retirement System v. Bankrate, Inc., 13-CV-7183, alleges, among other things, that the Company’s public disclosures regarding its insurance leads business, were materially misleading, and seeks damages, rescission and/or recessionary damages under various provisions of the federal securities laws.  The Company believes that the claims alleged in the suit are without merit, and intends to vigorously defend against the litigation.  The Company cannot presently estimate the amount of loss, if any, that would result from an adverse resolution of this matter.

NOTE 10 – DEBT

Senior Notes

On July 25, 2013, the Company delivered a Conditional Notice of Full Redemption (the ”Notice”) to holders of its 11 3/4% Senior Secured Notes due 2015 (“Senior Secured Notes”). The Notice called for redemption of all the currently outstanding $195.0 million aggregate principal amount of Senior Secured Notes on August 24, 2013 (the ”Redemption Date”). The redemption price of the Senior Secured Notes is 105.875% of the principal amount redeemed, plus accrued and unpaid interest to but not including the Redemption Date (the “Redemption Price”). The redemption was consummated on the Redemption Date.

On August 2, 2013, the Company announced the pricing of an offering of $300 million of new 6.125% senior unsecured notes due 2018 (the “Senior Notes”), which closed on August 7, 2013. On August 7, 2013, the Company completed the offering of the Senior Notes and the deposit of $208.9 million with Wilmington Trust, National Association, the trustee (the “Trustee”) under the Indenture, dated as of July 13, 2010 (the “Indenture”) under which the Senior Secured Notes were issued, thereby satisfying and discharging the Indenture governing the Senior Secured Notes and all of the Company’s obligations under the Senior Secured Notes. The deposited funds were applied by the Trustee to pay the Redemption Price. In connection with the redemption, the Company wrote off unamortized original issue discount of $819,000 and unamortized deferred loan fees of approximately $3.4 million, which are included in the loss on early extinguishment of debt in the condensed consolidated statement of comprehensive income.

Interest on the Senior Notes accrues daily on the outstanding principal amount thereof at 6 1/8% and is payable semi-annually, in arrears, on August 15 and February 15, beginning on February 15, 2014, in cash.

On or after August 15, 2015, the Company may redeem some or all of the Senior Notes at a premium that will decrease over time as set forth in Bankrate, Inc.’s Indenture, dated as of August 7, 2013 (the “Senior Notes Indenture”). Additionally, if the Company experiences a Change of Control Triggering Event (as defined in the Senior Notes Indenture), the Company must offer to purchase all of the Senior Notes at a price in cash equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of purchase. The Senior Notes Indenture contains other restrictions and limitations customary for transactions of this type.

For the three months ended September 30, 2013 and 2012, interest expense, excluding the amortization of deferred financing costs and the original issue discounts, related to the Senior Notes and Senior Secured Notes was $6.1 million and $5.7 million, respectively. For the nine months ended September 30, 2013 and 2012, interest expense, excluding the amortization of deferred financing costs and the original issue discounts, related to the Senior Notes and Senior Secured Notes was $17.5 million and $17.2 million, respectively.

During the three months ended September 30, 2013 and 2012, the Company amortized original issue discount which is included within interest and other expenses on the accompanying condensed consolidated statements of comprehensive income of $124,000 and $84,000, respectively. During the nine months ended September 30, 2013 and 2012, the Company amortized original issue discount which is included within interest and other expenses on the accompanying condensed consolidated statements of

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

comprehensive income of $306,000 and $244,000, respectively. At September 30, 2013 and December 31, 2012, the Company had approximately $3.1 million and $1.1 million, respectively, in original issue discounts remaining to be amortized.

During the three months ended September 30, 2013 and 2012, the Company amortized deferred loan fees related to the Senior Notes and Senior Secured Notes which are included within interest and other expenses on the accompanying consolidated statement of comprehensive income of $383,000 and $351,000, respectively. During the nine months ended September 30, 2013 and 2012, the Company amortized deferred loan fees related to the Senior Notes and Senior Secured Notes which are included within interest and other expenses on the accompanying consolidated statement of comprehensive income of $1.1 million and $1.0 million, respectively. At September 30, 2013 and December 31, 2012, the Company had approximately $7.0 million and $4.4 million, respectively, in deferred loan fees remaining to be amortized.

The Company had a balance of approximately $296.9 million in Senior Notes and $193.9 million in Senior Secured Notes, net of amortization, as of September 30, 2013 and December 31, 2012, respectively recorded on the accompanying consolidated balance sheet.

Revolving Credit Facility

On August 7, 2013, the Company terminated its existing Revolving Credit Facilities in an aggregate amount of $100.0 million, consisting of two tranches, tranche A for $30.0 million and tranche B for $70.0 million (“Revolving Credit Facilities”) and repaid all outstanding obligations thereunder. In connection with such termination, the Company wrote off approximately $1.4 million of deferred loan fees, which is included in the loss on early extinguishment of debt in the condensed consolidated statement of comprehensive income.

Also on August 7, 2013, the Company announced it entered into a Revolving Credit Agreement dated as of August 7, 2013 (the “New Credit Agreement”), among the Company, as borrower, certain subsidiaries of the Company, as guarantors (the “Guarantors”), the lenders party thereto (the “Lenders”), Royal Bank of Canada, as administrative agent, and the other parties thereto. The New Credit Agreement provides for a $70.0 million revolving facility (“Revolving Credit Facility”) which matures on May 17, 2018. The proceeds of any loans made under the Revolving Credit Facility can be used for ongoing working capital requirements and other general corporate purposes, including the financing of capital expenditures and acquisitions.

Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to, at the Company’s option, either (1) an adjusted base rate (as defined in the Revolving Credit Facility) or (2) an adjusted LIBO rate (as defined in the Revolving Credit Facility), each calculated in a customary manner, plus applicable margin. The applicable margin is 3.00% per annum with respect to base rate loans and 2.00% per annum with respect to Eurodollar rate loans. In addition to paying interest on the outstanding principal amount of borrowings under the Revolving Credit Facility, the Company must pay a commitment fee to the Lenders in respect of their average daily unused amount of revolving commitments at a rate that ranges from 0.375% to 0.50% per annum depending on the Company’s consolidated total leverage ratio. The Company may voluntarily prepay loans under the Revolving Credit Facility at any time without premium or penalty (subject to customary “breakage” fees in the case of Eurodollar rate loans).

The Credit Agreement contains customary affirmative and negative covenants and events of default and requires the Company to comply with a maximum consolidated total leverage ratio of 4.00:1.00 as of the last day of any fiscal quarter only if the aggregate amount (without duplication) of letters of credit (other than letters of credit that are issued and not drawn to the extent such letters of credit are cash collateralized) and loans outstanding under the Revolving Credit Facility exceed, on a pro forma basis, 30% of the total revolving commitments of all Lenders at such time. The Company was in compliance with all required covenants as of September 30, 2013.

All obligations under the Credit Agreement are guaranteed by the Guarantors and are secured, subject to certain exceptions, by first priority liens on the assets of the Company and the Guarantors.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

As of September 30, 2013, the Company had $70.0 million available for borrowing under the Revolving Credit Facility and there were no amounts outstanding.  During the three months ended September 30, 2013 and 2012, the Company amortized $141,000 and $207,000 of deferred loan fees, respectively, which is included in interest and other expenses on the accompanying condensed consolidated statements of comprehensive income. During the nine months ended September 30, 2013 and 2012, the Company amortized $556,000 and $591,000 of deferred loan fees, respectively, which is included in interest and other expenses on the accompanying condensed consolidated statements of comprehensive income. At September 30, 2013 and December 31, 2012, the Company had approximately $1.4 million and $1.8 million, respectively, in deferred loan fees remaining to be amortized.

NOTE 11 – ACQUISITIONS

Fiscal Year 2013

On July 19, 2013, the Company acquired certain assets and liabilities of an entity for an aggregate purchase price of $20.4 million, including $2.8 million in fair value of contingent acquisition consideration. The Company paid $17.6 million during the three months ended September 30, 2013 and assumed net assets of $3.3 million. This entity is individually immaterial to the Company’s net assets and operations. This acquisition was accounted for as a purchase and is included in the Company’s consolidated results from its acquisition date. The purchase accounting recorded by the Company included $8.6 million in goodwill and $8.6 million in intangible assets for certain technology and customer and affiliate relationships related to this acquisition. The Company has not yet finalized the purchase accounting of this acquisition as it continues to analyze certain documents and amounts.

On March 15, 2013, the Company acquired certain assets and liabilities of an entity for an aggregate purchase price of $11.8 million, including $8.8 million in fair value of contingent acquisition consideration. The Company paid $3.0 million during the three months ended September 30, 2013 and assumed a net liability of $165,000. This entity is individually immaterial to the Company’s net assets and operations. This acquisition was accounted for as a purchase and is included in the Company’s consolidated results from its acquisition date. The purchase accounting recorded by the Company included $226,000 in goodwill and $11.7 million in intangible assets for trademarks and URLs related to this acquisition.

Fiscal Year 2012

During the fiscal year ended December 31, 2012, the Company acquired certain assets and liabilities of certain entities for an aggregate purchase price of $52.7 million, including $20.8 million in fair value of contingent acquisition consideration and $5.9 million in fair value of guaranteed purchase price payments to be made at a later date. The Company paid $30.2 million, inclusive of $4.5 million related to the guaranteed purchase price, during the fiscal year ended December 31, 2012 and assumed a net liability of $0.3 million. The Company recorded a reduction in fair value of the contingent acquisition consideration during the year of $2.8 million and made payments of $2.2 million resulting in a net contingent acquisition consideration liability for these acquisitions of $15.8 million. Additionally, the Company recorded a $100,000 change in fair value related to the guaranteed purchase price resulting in a net acquisition related payable at December 31, 2012 of $1.5 million. Payment of the $1.5 million was made in April 2013. These certain entities are individually and in the aggregate immaterial to the Company’s net assets and operations. All acquisitions were accounted for as purchases and are included in the Company’s consolidated results from their acquisition dates. The Company recorded $6.7 million in goodwill and $46.0 million in intangible assets related to these acquisitions consisting of $33.7 million of trademarks and URLs, $8.0 million of affiliate network, $4.0 million of customer relationships and $0.3 million of developed technology.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

NOTE 12 – SUBSEQUENT EVENTS

On October 30, 2013, Bankrate announced that at the end of the year Thomas R. Evans, President & Chief Executive Officer of Bankrate, will step down from those positions and as a member of the Board of Directors of Bankrate (the "Board"). Effective January 1, 2014, Kenneth S. Esterow, Senior Vice President and Chief Operating Officer of Bankrate, will become President & Chief Executive Officer of Bankrate and a member of the Board. It is expected that Mr. Evans will be an advisor to the Board following such time.

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

Advertisers that are listed in our mortgage and deposit rate tables have the opportunity to hyperlink their listings. Additionally, advertisers can buy hyperlinked placement within our qualified insurance listings. By clicking on the hyperlink, users are taken to the advertiser's website. We typically sell our hyperlinks on a per-click pricing model. Under this arrangement, advertisers pay Bankrate a specific, pre-determined cost each time a consumer clicks on that advertiser's hyperlink or phone icon (usually found under the advertiser's name in the rate or insurance table listings). All clicks are screened for fraudulent characteristics in accordance with IAB advertising standards by either an independent third party vendor (for our mortgage and deposit products) or internally (for our insurance products) and then charged to the customer’s account.

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

Lead generation, display advertisements and hyperlink listings, which we refer to as online revenue, represented approximately 98% of our revenue for the three months ended September 30, 2013 and 2012. We also derive revenue through the sale of print advertisements and the distribution (or syndication) of our editorial content, which we refer to as print publishing and licensing revenue.

Significant Developments

Acquisitions Fiscal Year 2013

During the nine months ended September 30, 2013, the Company acquired certain assets and liabilities of two entities for an aggregate purchase price of $32.2 million, including $11.6 million in fair value of contingent acquisition consideration. The Company paid

$20.6 million during the nine months ended September 30, 2013 and assumed net assets of $3.1 million. These entities are immaterial individually and in the aggregate to the Company’s net assets and operations. These acquisitions were accounted for as asset purchases and are included in the Company’s consolidated results from their respective acquisition dates. The purchase price recorded by the Company included $8.8 million in goodwill and $20.3 million in intangible assets for trademarks and URLs related to this acquisition.

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

Key Initiatives

We are focused on several key initiatives to drive our business:

•	increasing the visitor traffic to our online network of websites;

•	optimizing the revenue of our cost-per-thousand-impressions and cost-per-click models on our online network including the integration of the new acquisitions;

•	revenue optimization associated with the new look, design and functionality of our mortgage and deposit cost-per-click as well as cost-per-call initiatives;

•	enhancing search engine marketing and keyword buying to drive targeted impressions into our online network;

•	expanding our co-brand and affiliate footprint;

•	broadening the breadth and depth of the personal finance content and products that we offer on our online network;

•	transition to a higher conversion lead model with a greater percentage of owned and operated traffic from a high volume third party lead model;

•	continue to invest in our mobile capabilities, including mobile responsive design, applications and working with partners to improve their effectiveness with Bankrate's mobile user base;

•	containing our costs and expenses; and

•	continuing to integrate our recent acquisitions to maximize synergies and efficiencies.

Revenue

The amount of advertising we sell is a function of (1) the number of visitors to our online network and our affiliates' websites, (2) the number of ad pages we serve to those visitors, (3) the click through rate of visitors on hyperlinks, (4) the number of advertisements per page, (5) the rate at which consumers apply for financial product offerings, and (6) advertiser demand.

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

Cost of Revenue (excludes depreciation and amortization)

Cost of revenue represents expenses directly associated with the creation of revenue. These costs include contractual revenue sharing obligations resulting from our distribution arrangements ("distribution payments"), salaries, editorial costs, market analysis and research costs, stock-based compensation expense, and allocated overhead. Distribution payments are made to website operators for visitors directed to our online network as well as to affiliates for leads directed to our online network and lead generation websites. These costs increase proportionately with gains related to revenue from our online network and lead generation websites. Editorial costs relate to writers and editors who create original content for our online publications and associates who build web pages. These costs have increased as we have added online publications and co-branded versions of Bankrate.com under distribution arrangements. These websites must be maintained on a daily basis. Research costs include expenses related to gathering data on banking and credit products and consist primarily of compensation and benefits along with allocated overhead.

We are also involved in revenue sharing arrangements with our online partners where the consumer uses co-branded websites to which we provide web services. Revenue is effectively allocated to each partner based on the revenue earned from each website. The allocated revenue is shared according to distribution agreements.

Operating Expenses

Sales

Sales costs represent direct selling expenses, principally for online advertising, and include compensation and benefits, sales commissions, allocated facility costs, and stock-based compensation expense.

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

General and Administrative

General and administrative expenses represent compensation and benefits for executive, finance and administrative personnel, professional fees, stock-based compensation expense, allocated facility costs and other general corporate expenses.

Acquisition, Offering and Related Expenses

Acquisition, offering and related expenses represent direct expenses related to our acquisitions.

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

Interest and Other Expenses, Net

Interest and other expenses, net primarily consists of expenses associated with our long-term debt, amortization of the debt issuance costs, interest income earned on cash and cash equivalents and other income.

Changes in Fair Value of Contingent Acquisition Consideration

Changes in fair value of contingent acquisition consideration primarily consists of adjustments to the fair value of contingent acquisition consideration due to the passage of time, or changes to the underlying assumptions.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt consists of early payment penalty premiums for the early termination of debt and the write-off of unamortized deferred loan fees and original issue discounts.

Income Tax Expense

Income tax expense consists of federal and state income taxes in the United States and taxes in certain foreign jurisdictions.

Critical Accounting Policies

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP, requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenue and expenses during the period. We base our judgments, estimates and assumptions on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. There have been no significant changes in our critical accounting policies or estimates during the three months ended September 30, 2013 as compared to the critical accounting policies and estimates disclosed in management’s discussion and analysis of financial condition and results of operations included our Annual Report dated March 1, 2013 and filed with the SEC on Form 10-K.

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

The following table displays our results for the respective periods expressed as a percentage of total revenue.

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
Statement of Operations Data:	2013	2012	2013	2012
Revenue	100%	100%	100%	100%
Cost of revenue (excludes depreciation and amortization)	33%	32%	34%	32%
Gross margin	67%	68%	66%	68%

Operating expenses:
Sales	3%	4%	3%	3%
Marketing	26%	30%	25%	27%
Product development	4%	3%	4%	3%
General and administrative	10%	7%	11%	8%
Legal settlements	0%	1%	0%	0%
Acquisition, offering and related expenses	0%	0%	0%	0%
Depreciation and amortization	12%	12%	13%	11%
	55%	57%	56%	52%
Income from operations	12%	11%	10%	16%

Interest and other expenses, net	6%	6%	6%	5%
Changes in fair value of contingent acquisition consideration	2%	1%	2%	1%
Loss on early extinguishment of debt	14%	0%	5%	0%

(Loss) income before income taxes	(10%)	4%	(3%)	10%
Income tax (benefit) expense	(4%)	2%	(1%)	2%
Net (loss) income	(6%)	2%	(2%)	8%

Revenue

	Three months ended		Nine months ended
(In thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Online (1)	$119,375	$114,714	$329,404	$357,801
Print publishing	1,803	2,061	5,768	6,119
Total revenue	$121,178	$116,775	$335,172	$363,920

(1) Consists of display advertising, hyperlink and lead generation.

Cost of Revenue (excludes depreciation and amortization) and Gross Margin

	Three months ended		Nine months ended
(In thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Revenue	$121,178	$116,775	$335,172	$363,920
Cost of revenue	40,524	37,682	114,035	115,569
Gross margin	$80,654	$79,093	$221,137	$248,351
Gross margin as a percentage of revenue	67%	68%	66%	68%

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30,  2012

Revenue

Total revenue was $121.2 million and $116.8 million for the three months ended September 30,  2013 and 2012, respectively, representing an increase of 4%, due to the reasons set forth below.

Display advertising revenue increased by $412,000 for the three months ended September 30,  2013 compared to the same period in 2012, which was driven by the increase in page views, including mobile ($2.7 million impact), offset by a decrease in cost per impressions yield per page ($2.3 million impact) as a result of shift in mix of ads served.

Hyperlink revenue decreased by $4.1 million for the three months ended September 30,  2013 compared to the same period in 2012, due to a decrease in the number of clicks ($6.8 million impact) partially offset by an increase in the overall rate ($2.7 million impact). The decline in click volume was primarily in the insurance vertical due to the source cuts we made pursuant to our strategic quality initiative and was coupled with a decline in mortgage products as refinance activity declined off of record levels in 2012. The increase in the overall rate is driven by increased rates in both insurance, resulting from the quality initiative, and deposit products.

Per approved lead and per application lead generation revenue combined increased by $8.3 million for the three months ended September 30,  2013 compared to the same period in 2012.  The overall increase consisted of card product revenue increasing by approximately 53%, as a result of an increase in volume of activity on our affiliate networks, in part due to Bankrate acquiring an affiliate network in September 2012 and subsequently growing the network’s affiliate base, and increased marketing activities and purchasing on the part of the credit card issuers offset by insurance lead revenue decreasing by approximately 20% due to our strategic quality initiative.

Cost of Revenue (excludes depreciation and amortization) and Gross Margin

Cost of revenue for the three months ended September 30, 2013 of $40.5 million was $2.8 million higher than the same period in 2012.  The Company incurred $1.9 million more in distribution payments to our partners and affiliates primarily as a result of higher revenue generated from our affiliate networks in our credit card vertical. In addition, we incurred $547,000  in higher outside labor costs primarily attributed to the warm call transfer program in our insurance vertical, $220,000 in higher compensation and $117,000 in higher stock-based compensation expense.   Our gross margin for the three months ended September 30, 2013 was 67%, compared to 68% for the same period in 2012,  decreasing primarily due to lower margins in the credit card vertical due to the larger distribution payments noted above and an overall shift in mix of gross margin between our product verticals as a result of the insurance quality initiative.

Operating Expenses

Sales

Sales expenses for the three months ended September 30, 2013 of $3.9 million were approximately  $189,000 lower than the same period in 2012, primarily due to $305,000 in lower outside labor costs offset by an increase in stock compensation of $157,000.

Marketing

Marketing expenses for the three months ended September 30, 2013 of $31.6 million were $3.3 million lower than the same period in 2012. The decrease is primarily due to the Company incurring $3.7 million in lower paid marketing expense which includes search engine marketing (“SEM”) and email marketing expense partially offset by $127,000 higher stock compensation expense and $288,000 higher compensation costs. The decline in overall paid marketing spend is the result of an intentional shift in marketing mix that significantly reduced email marketing spend, partially offset by increased spend in SEM and other targeted marketing channels in our Insurance vertical. This was in connection with our strategic initiative aimed at reducing lower quality traffic, and improving monetization by driving higher quality conversions. Marketing expenses were also impacted by increased spend related to a small strategic acquisition in the insurance vertical.

Product Development

Product development costs for the three months ended September 30, 2013 of $4.5 million were approximately $371,000 higher than the comparable period in 2012, primarily due to $150,000 in higher stock compensation expense and $329,000 in higher compensation costs offset by $82,000 in lower outside labor costs.

General and Administrative

General and administrative expenses for the three months ended September 30, 2013 of $12.2 million were $3.9 million higher than the same period in 2012, due primarily to increases of $4.0 million in employee costs due to increased headcount and higher projected incentive plan payments, $698,000 in stock compensation expense, offset by $904,000 in lower professional fees.

Acquisition, Offering and Related Expenses

Acquisition, offering and related expenses for the three months ended September 30, 2013 were $30,000 as compared to $(512,000) for the same period in 2012. The acquisition, offering and related expenses for the three months ended September 30, 2013 were related to costs associated with an acquisition while the costs for the three months ended September 30, 2012 were primarily related to the change in estimated accrual amounts recorded in 2011 for costs associated with our initial public offering, our secondary offering and transition services for an acquisition.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended September 30, 2013 of $14.7 million was $627,000 higher than the same period in 2012 due to $268,000 increase in amortization expense resulting from various intangibles acquired and $359,000 increase in depreciation expense for recent capital expenditures.

Interest and Other Expenses, net

Interest and other expenses, net for the three months ended September 30, 2013 primarily consists of expenses associated with the long-term debt, partially offset by other income and de minimis interest earned on cash and cash equivalents. Interest and other expenses, net for the three months ended September 30, 2013 was $6.8 million, which primarily consisted of $3.4 million for the Senior Secured Notes and $290,000 for amortization of deferred financing costs and original issue discount related to the Senior Secured Notes and $2.7 million for the new Senior Notes and $218,000 for amortization of deferred financing costs and original issue discount related to the new Senior Notes. In addition, interest expense includes amortization of deferred financing costs related to our various revolving credit facilities of $247,000.

Interest and other expenses, net for the three months ended September 30,  2012 was $6.4 million, which primarily consisted of $5.7 million for the Senior Secured Notes, and $768,000 of amortization of deferred financing costs and original issue discount partially offset by de minimis interest earned on cash and cash equivalents.

Changes in Fair Value of Contingent Acquisition Consideration

Changes in fair value of contingent acquisition consideration for the three months ended September 30, 2013 was $2.1 million and consisted of increases to the fair value due to the passage of time of $1.8 million and increases to fair value due to change in estimates of approximately $300,000.

Changes in fair value of contingent acquisition consideration for the three months ended September 30,  2012 was $1.7 million and consisted of increases to the fair value of $1.8 million due to the passage of time partially offset by a change in estimate.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt for the three months ended September 30, 2013 was $17.2 million and consisted of $11.5 million call premium on the early redemption of the Senior Secured Notes and the write off of deferred loan fees of $3.4 million related to the Senior Secured Notes and $1.4 million related to the cancelled revolving credit facilities and unamortized original issue discount of $819,000.

Income Tax Expense

Our income tax benefit for the three months ended September 30, 2013 of $4.7 million compared to an income tax expense of $2.5 million for the three months ended September 30, 2012. Our effective tax rate changed from approximately 49% during the three months ended September 30, 2012 to approximately 38% in the same period in 2013 due to foreign losses and interest incurred during the three months ended September 30, 2013 on liabilities related to unrecognized tax benefits.

Nine months ended September 30, 2013 Compared to Nine months ended September 30,  2012

Revenue

Total revenue was $335.2 million and $363.9 million for the nine months ended September 30, 2013 and 2012, respectively, representing a decrease of 8%, due to the reasons set forth below.

Display advertising revenue increased by $1.4 million for the nine months ended September 30, 2013 compared to the same period in 2012, which was driven by the increase in page views ($7.2 million impact), offset by a decrease in cost per impressions yield per page ($5.8 million impact).

Hyperlink revenue decreased by $9.7 million for the nine months ended September 30, 2013 compared to the same period in 2012, due to a decrease in the number of clicks ($17.0 million impact) and an increase in the overall rate ($7.2 million impact). The decline in click volume was primarily in the insurance vertical due to the source cuts we made pursuant to our strategic quality initiative with additional decline in mortgage products primarily as refinance activity declined off of record levels in 2012. The increase in the overall rate is driven by increased rates in both insurance, resulting from the quality initiative, and deposit products.

Per approved lead and per application lead generation revenue combined decreased by $20.3 million for the nine months ended September 30, 2013 compared to the same period in 2012. The overall decrease consisted of a blend of insurance lead revenue decreasing by approximately 37% due to our strategic quality initiative while card product revenue increased by approximately 30%, as a result of an increase in volume of activity on our affiliate networks, in part due to Bankrate acquiring an affiliate network in September 2012 and subsequently growing the network’s affiliate base, and an increase in marketing activities and purchasing on the part of the credit card issuers.

Cost of Revenue (excludes depreciation and amortization) and Gross Margin

Cost of revenue for the nine months ended September 30, 2013 of $114.0 million was $1.6 million lower than the same period in 2012. The Company incurred $4.0 million less in distribution payments to our partners and affiliates as a result of lower online revenue on affiliate sites in the insurance vertical due to our strategic quality initiative which was largely offset by increased distribution payments in the credit card vertical due to larger revenue generated from our affiliate networks. In addition, we incurred $1.5 million in higher outside labor costs primarily attributed to the warm call transfer program in our insurance vertical, $761,000 in higher compensation and $87,000 in higher stock-based compensation expense.   Our gross margin for the nine months ended September 30, 2013 was 66%, compared to 68% for the same period in 2012,  decreasing primarily due to lower margins in the credit card vertical due to the larger distribution payments noted above and an overall shift in mix of gross margin between our product verticals as a result of the insurance quality initiative.

Operating Expenses

Sales

Sales expenses for the nine months ended September 30, 2013 of $11.5 million were approximately  $595,000 lower than the same period in 2012, primarily due to $276,000 in lower compensation costs due to decreased commissions on lower sales, $366,000 in lower outside labor costs and a decrease in facility costs of $238,000, offset by $243,000 in higher stock compensation expense.

Marketing

Marketing expenses for the nine months ended September 30, 2013 of $82.7 million were $15.1 million lower than the same period in 2012. The decrease is primarily due to the Company incurring $16.2 million in lower paid marketing expense which includes search engine marketing (“SEM”) and email marketing offset by $512,000 higher compensation costs and $229,000 increase in stock compensation expense. The decline in overall paid marketing spend is the result of an intentional shift in marketing mix that significantly reduced email marketing spend, partially offset by increased spend in SEM and other targeted marketing channels in our Insurance vertical. This was in connection with our strategic initiative aimed at reducing  lower quality traffic, and improving monetization by driving higher quality conversions. Marketing expenses were also impacted by increased spend related to a small strategic acquisition in the insurance vertical.

Product Development

Product development costs for the nine months ended September 30, 2013 of $13.6 million were approximately $926,000 higher than the comparable period in 2012, primarily due to $406,000 in higher compensation costs and $375,000 in higher outside labor costs.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2013 of $35.5 million were $8.1 million higher than the same period in 2012, due primarily to increases of $5.0 million in employee costs due to increased headcount and higher projected incentive plan payments, $1.2 million in stock compensation expense,  $723,000 in professional fees, $566,000 in allocated facility costs and $424,000 in general information technology costs.

Acquisition, Offering and Related Expenses

Acquisition, offering and related expenses for the nine months ended September 30, 2013 was $50,000 as compared to $367,000 for the same period in 2012. The acquisition, offering and related expenses for the nine months ended September 30, 2013 were related to costs associated with our acquisitions while the costs for the nine months ended. September 30, 2012 were primarily related to costs associated with the IRS audit stemming from the Bankrate Acquisition.

Depreciation and Amortization

Depreciation and amortization expense for the nine months ended September 30, 2013 of $44.1 million was $5.6 million higher than the same period in 2012 due to $4.6 million increase in amortization expense resulting from various intangibles acquired.

Interest and Other Expenses, net

Interest and other expenses, net for the nine months ended September 30, 2013 primarily consists of expenses associated with our long-term debt, partially offset by other income and de minimis interest earned on cash and cash equivalents. Interest and other expenses, net for the nine months ended September 30, 2013 was $19.8 million, which primarily consisted of $14.8 million for the Senior Secured Notes and $1.2 million for amortization of deferred financing costs and original issue discount related to the Senior Secured Notes and $2.8 million for the new Senior Notes and $218,000 for amortization of deferred financing costs and original issue discount related to the new Senior Notes.

Interest and other expenses, net for the nine months ended September 30,  2012 was $19.3 million, which primarily consisted of $17.2 million for the Senior Secured Notes, and $2.2 million of amortization of deferred financing costs and original issue discount partially offset by de minimis interest earned on cash and cash equivalents.

Changes in Fair Value of Contingent Acquisition Consideration

Changes in fair value of contingent acquisition consideration for the nine months ended September 30, 2013 was $6.2 million and consisted of increases to the fair value due to the passage of time of $4.5 million and increases to fair value due to change in estimates of $1.7 million.

Changes in fair value of contingent acquisition consideration for the nine months ended September 30,  2012 was $2.1 million and consisted of increases to the fair value due to the passage of time of $2.0 million and increase to the fair value to change in estimates of $120,000.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt for the three months ended September 30, 2013 was $17.2 million and consisted of $11.5 million call premium on the early redemption of the Senior Secured Notes and the write off of deferred loan fees of $3.4 million related to the Senior Secured Notes and $1.4 million related to the cancelled revolving credit facilities and unamortized original issue discount of $819,000.

Income Tax Expense

Our income tax benefit for the nine months ended September 30, 2013 of $3.0 million compares to our income tax expense of $8.2 million for the nine months ended September 30,  2012. Our effective tax rate changed from approximately 22% during the nine months ended September 30, 2012 to approximately 32% in the same period in 2013 due to foreign losses and interest incurred during the nine months ended September 30, 2013 on liabilities related to unrecognized tax benefits and a tax benefit recognized during the nine months ended September 30, 2012 related to results from an IRS examination.

Liquidity and Capital Resources

(In thousands)	September 30, 2013	December 31, 2012	Change
Cash and cash equivalents	$191,463	$83,590	$107,873
Working capital	$214,628	$102,534	$112,094
Stockholders' equity	$832,388	$828,151	$4,237

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

As of September 30, 2013, we had working capital of $214.6 million and our primary commitments were normal working capital requirements and $2.8 million in accrued interest for the Senior Notes. In addition, we have commitments for potential earn out obligations related to past acquisitions totaling $34.9 million as of September 30, 2013.

As of December 31, 2012, we had working capital of $102.5 million and our primary commitments were normal working capital requirements and $10.6 million in accrued interest for the Senior Notes.

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

Debt Financing

Revolving Credit Facility

We have a Revolving Credit Facility in an aggregate amount of $70.0 million which matures on May 17, 2018("Revolving Credit Facility"). All obligations under the Revolving Credit Facility are guaranteed by the Guarantors and are secured, subject to certain exceptions, by first priority liens and security interests in the assets of the Company and the Guarantors.

As of September 30, 2013, we had no amount outstanding under the Revolving Credit Facility and we were in compliance with all required covenants.

Senior Notes

As of September 30, 2013, we had $300.0 million in Senior Notes outstanding for which interest is accrued daily on the outstanding principal amount at 6 1/8% and is payable semi-annually, in arrears, on February 15th and August 15th in cash. The Senior Notes are due August 15, 2018. Accrued interest on the Senior Notes as of September 30, 2013 is approximately $2.8 million. Refer to Note 10 in the Notes to Condensed Consolidated Financial Statements for a further description of the Senior Notes.

Operating Activities

During the nine months ended September 30, 2013, operating activities provided cash of $57.9 million compared to $53.4 million during the nine months ended September 30, 2012. The increase is primarily due to a decrease in taxes paid of $17.9 million offset by an increase in interest paid of $2.6 million, a decrease in net income excluding non-cash charges (primarily depreciation and amortization, stock-based compensation, losses on early extinguishment of debt and changes in fair value of contingent acquisition consideration) of $6.3 million and an increase due to changes in operating assets and liabilities of $10.8 million. The increase in operating assets and liabilities is attributed to timing of cash receipts and payments.

Investing Activities

For the nine months ended September 30, 2013, cash flows used in investing activities was $31.3 million and includes $22.1 million of cash used for business acquisitions and  $9.1 million for purchases of furniture, fixtures, equipment and capitalized website development costs.

For the nine months ended September 30, 2012, cash flows used in investing activities was $37.6 million and includes $26.9 million of cash used for business acquisitions and $10.4 million for purchases of furniture, fixtures, equipment and capitalized website development costs.

Financing Activities

For the nine months ended September 30, 2013,  cash provided by financing activities was $81.2 million primarily from the net proceeds from the issuance of long term debt offset by the redemption of our senior secured notes as discussed in further detail in Note 10 of the Condensed Consolidated Financial Statements.

For the nine months ended September 30, 2012, cash used in financing activities was $1.1 million and includes $2.0 million of cash used for contingent acquisition consideration liabilities offset by $1.5 million in proceeds from the issuance of common stock.

OFF-BALANCE SHEET ARRANGEMENTS

Off-balance sheet arrangements include the following four categories: obligations under certain guarantees or contracts; retained or contingent interests in assets transferred to an unconsolidated entity or similar arrangements; obligations under certain derivative arrangements; and obligations under material variable interests.

Besides our Senior Notes, we have not entered into any material arrangements which would fall under any of these four categories and which would be reasonably likely to have a current or future material effect on our results of operations, liquidity or financial condition.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The primary objective of our investment strategy is to preserve principal while maximizing the income we receive from investments without significantly increasing risk. To minimize this risk, to date we have maintained our portfolio of cash equivalents in short-term and overnight investments that are not subject to market risk, as the interest paid on such investments fluctuates with the prevailing interest rates. As of September 30, 2013, all of our cash equivalents mature in less than three months.

None of our outstanding debt as of September 30, 2013 was subject to variable interest rates as we did not have an outstanding balance for borrowed money under our Revolving Credit Facility as of September 30, 2013. Interest under the Revolving Credit Facility accrues at variable rates based, at our option, on the alternate base rate (as defined in the Revolving Credit Facility) plus a margin of 3.00% or at the adjusted LIBO rate (as defined in the Revolving Credit Facility) plus a margin of 2.00%. Our fixed interest rate debt includes $300 million of the Senior Notes in the aggregate principal amount.

Exchange Rate Sensitivity

Our exposure to exchange rate risk is primarily that of a net receiver of currencies other than the US dollar. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, will negatively affect the Company's revenue and gross margins as expressed in U.S. dollars. Additionally, we have not engaged in any derivative or hedging transactions to date.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify the Company’s financial reports and to other members of senior management and the board of directors.

Based on their evaluation as of September 30, 2013, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The information with respect to legal proceedings is incorporated by reference from Note 9 of our Condensed Consolidated Financial Statements included herein.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Company Purchase of Equity Securities

The following table sets forth the Company’s purchases of equity securities for the periods indicated:

				Maximum Number
			Total Number of Shares	of Shares That May
			Purchased as Part of	Yet Be Purchased
	Total Number of	Average Price	Publicly Announced	Under the Plans or
Period	Shares Purchased	Paid Per Share	Plans or Programs	Programs(1)
July 1, 2013 through July 31, 2013	—	—	—	$70,000,000
August 1, 2013 through August 31, 2013	—	—	—	$70,000,000
September 1, 2013 through September 30, 2013	—	—	—	$70,000,000

(1) On February 12, 2013 the Company’s Board of Directors authorized a $70 million share repurchase program which allows the Company to repurchase shares of its common stock in open market or private transactions. The program will expire on December 31, 2014.

Item 5.    Other Information

None.

Item 6.     Exhibits

Exhibit No.	Description
4.1

Indenture, dated as of August 7, 2013, among the Company, the Guarantors and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 of Bankrate’s Current Report on Form 8-K filed on August 13, 2013).

10.1

Revolving Credit Agreement, dated as of August 7, 2013, among the Company, the Guarantors, the lenders party thereto, Royal Bank of Canada, as administrative agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 of Bankrate’s Current Report on Form 8-K filed on August 13, 2013).

10.33	Executive Agreement by and between Kenneth S. Esterow and Bankrate, Inc. (incorporated by reference to Exhibit 10.33 of Bankrate’s Current Report on Form 8-K filed on September 6, 2013)

10.34*	Form of Stock Option Agreement

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

     Bankrate, Inc.

Date: November 7, 2013	By:	/s/ Edward J. DiMaria
Edward J. DiMaria
Senior Vice President and Chief Financial Officer (Mr. DiMaria is the Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant)