Form 10-K
period 2013-12-31
Bankrate, Inc.
filed 2014-02-27
CIK 1518222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File No. 1-35206

(Exact name of registrant as specified in its charter)

Delaware	65-0423422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
11760 U.S. Highway One, Suite 200 North Palm Beach, Florida	33408
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (561) 630-2400

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐  No ☑

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $590,348,848 (based on a closing price of $14.36 per share for the registrant’s common stock on the New York Stock Exchange on June 30, 2013).

The number of outstanding shares of the issuer’s common stock as of February 1, 2014 was as follows: 101,690,206 shares of Common Stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the 2014 annual meeting of shareholders is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

Bankrate, Inc. and Subsidiaries

Annual Report on Form 10-K for the Year Ended December 31, 2013

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

Important factors that could cause actual results to differ materially from our expectations, which we refer to as cautionary statements, are discussed in detail in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. All forward-looking information in this Annual Report and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include without limitation:

•	the willingness of our advertisers to advertise on our websites or mobile applications;
•	increased competition and its effect on our website traffic, advertising rates, margins, and market share;
•	our dependence on internet search engines to attract a significant portion of the visitors to our websites;
•	the number of consumers seeking information about the financial products we have on our websites or mobile applications;
•	interest rate volatility;
•	technological changes;
•	our ability to manage traffic on our websites or mobile applications, and service interruptions;
•	our ability to maintain and develop our brands and content;
•	the fluctuations of our results of operations from period to period;
•	our indebtedness and the effect such indebtedness may have on our business;
•	our need and our ability to incur additional debt or equity financing;
•	our ability to integrate the operations and realize the expected benefits of businesses that we have acquired and may acquire in the future;
•	the effect of unexpected liabilities we assume from our acquisitions;
•	changes in application approval rates by our credit card issuer customers;
•	our ability to successfully execute on our strategy, including without limitation our insurance quality initiative and our mobile strategy, and the effectiveness of our strategy;
•	our ability to attract and retain executive officers and personnel;
•	the impact of and defense of resolution of lawsuits to which we are a party;
•	our ability to protect our intellectual property;
•	the effects of facing liability for content on our websites or mobile applications;
•	our ability to establish and maintain distribution arrangements;
•	our ability to maintain good working relationships with our customers and third-party providers and to continue to attract new customers;

•	the effect of our expansion of operations in the United Kingdom and China and possible expansion to other international markets, in which we may have limited experience;
•	the willingness of consumers to accept the Internet and our online network as a medium for obtaining financial product information;
•	the strength of the U.S. economy in general and the financial services industry in particular;
•	changes in monetary and fiscal policies of the U.S. Government;
•	changes in consumer spending and saving habits;
•	review of our business and operations by regulatory authorities;
•	changes in the legal and regulatory environment;
•	changes in accounting principles, policies, practices or guidelines; and
•	ability to manage the risks involved in the foregoing.

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

PART I.

Item 1. Business

Overview

Bankrate, Inc. and subsidiaries (“Bankrate” or the “Company,” “we,” “us,” “our”) is a leading publisher, aggregator and distributor of personal finance content on the Internet. We provide consumers with proprietary, fully researched, comprehensive, independent and objective personal finance editorial content across multiple vertical categories including mortgages, deposits, insurance, credit cards, and other categories, such as retirement, automobile loans, and taxes. We also aggregate rate information from over 4,800 institutions on more than 300 financial products. With coverage of more than 600 local markets in all 50 U.S. states, we generate approximately 180,000 distinct rate tables capturing on average over three million pieces of information weekly. Our comprehensive offering of personal finance content and product research has positioned us as a recognized personal finance authority with over 280,000 attributable media mentions or interviews in 2013, including numerous television features on major networks. Our online network, which consists of Bankrate.com, our flagship website, and our other owned and operated personal finance websites, had over 250 million visits in 2013. In addition, we distribute our content on a daily basis to over 175 major online partners and print publications, including some of the most recognized brands in the world.

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

Founded as a print-based financial and market data research business, Bankrate began moving online in 1996. Since 2004, we have strategically broadened and diversified our product, content and consumer offerings through internal development activities and acquisitions. We now offer:

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

Our unique content and rate information is distributed through three main sources: our owned and operated websites, online co-brands, and print partners. We own a network of content-rich, proprietary websites focused on specific vertical categories, including mortgages, deposits, insurance, credit cards and other personal finance categories. We also develop and provide web services to over 100 co-branded partners, including some of the most trusted and frequently visited personal finance sites on the Internet including Yahoo!, CNN Money, CNBC and Comcast. In addition, we license editorial content to over 100 newspapers on a daily basis, including The Wall Street Journal, USA Today, The New York Times, The Los Angeles Times and The Boston Globe. Our primary sources of revenue are display advertising, performance-based advertising and lead generation. During the year ended December 31, 2013, we generated revenue of $457.4 million, a net loss of $10.0 million, Adjusted EBITDA of $121.9 million, and cash provided by operating activities of $105.3 million. During the year ended December 31, 2012, we generated revenue of $457.2 million, net income of $29.3 million, Adjusted EBITDA of $123.1 million, and cash flow from operating activities of $77.3 million. See “Selected Financial Data” for a reconciliation of Adjusted EBITDA to net income.

Company Developments

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

Initial Public Offering

In August 2009, the predecessor to the Company was acquired by Ben Holding S.à r.l., (the “Bankrate Acquisition”) an entity wholly owned by Apax VII Funds which are advised by Apax Partners L.P. and Apax Partners LLP.  In June 2011, the Company sold, at a price of $15.00 per share, 12,500,000 shares of common stock, and certain stockholders of the Company sold 10,494,455 shares of common stock, including 2,994,455 shares sold by certain of its existing stockholders upon the exercise of the underwriters’ option to purchase additional shares (“Initial Public Offering”). We raised a total of $170.3 million after deducting underwriting discounts of $11.3 million and offering costs of $5.9 million. We used approximately $123.0 million of the net proceeds from the Initial Public Offering to pay down debt and related accrued interest and for other general corporate purposes, including financing our growth. The offer and sale of all of the shares in the Initial Public Offering for an aggregate offering price of $345.0 million were registered under the Securities Act.

Secondary Offering

In December 2011, certain of the Company’s existing stockholders sold 14,375,000 shares of common stock at a public offering price of $17.50 per share, including 1,875,000 shares sold upon the exercise of the underwriters' option to purchase additional shares (“Secondary Offering”). The Company did not receive any of the proceeds from the sale of the shares in the Secondary Offering. The offer and sale of all of the shares in the Secondary Offering were registered under the Securities Act.

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

Companies have expanded their online marketing efforts to reach this large and growing online audience cost-effectively. As website traffic grows, online advertising continues to grow as a share of overall advertising. This secular shift is seen as ZenithOptimedia noted that internet advertising is the fastest growing advertising medium with forecasted annual average growth of 15% from 2014 to 2016. ZenithOptimedia also estimates that internet advertising will increase its share of the ad market from 20.6% in 2013 to 26.6% in 2016. Further, ZenithOptimedia notes the main driver of global ad spend growth is mobile and estimates that mobile will contribute 36% of the extra ad spend between 2013 and 2016. We believe our business will continue to benefit as the percentage of advertising dollars spent online increases to reflect the greater amount of media consumed online. We also believe that our business is positioned to take advantage of the increased mobile ad market.

Our Solution

We provide consumers and institutions with a comprehensive personal finance marketplace through our leading content-rich flagship website, Bankrate.com, and our other branded personal finance destination websites. We allow consumers to shop for a wide variety of financial products and services online, including mortgages, deposit accounts, insurance products and credit cards. We offer fully researched, independent and objective financial content to our consumers through an easy-to-use desktop and mobile web interface. We offer our advertisers access to a high quality ready-to-transact visitor base. We understand the importance of critical financial decisions and have designed our solutions to provide relevant information, content and advice to consumers to help them make the right decisions more efficiently and conveniently.

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

Leading Consumer Brands. We have built strong, recognizable and highly trusted brands over our long history. We believe this is an important competitive differentiator. Furthermore, the strength of our brand has permitted us to be a partner of choice for other leading personal finance content providers.

High Quality, Proprietary Content. We provide consumers with proprietary, fully researched, comprehensive, independent and objective personal finance content, data and tools. Our editorial staff of more than 150 consisting of editors, reporters, freelancers and expert columnists delivers “best in class” content and provides news and advice through over 175 new articles per week on top of approximately 70,000 stories in our database. We also aggregate rate information from over 4,800 institutions and have broadened the focus to more than 300 financial products in more than 600 local markets. In addition, we generate approximately 180,000 distinct rate tables capturing on average over three million pieces of information on a weekly basis.

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

Strong, Experienced Management Team. Our management team has an in-depth understanding of the online media and personal finance industries as well as extensive experience growing companies' profitability, both organically and through acquisitions.

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

Developing New Products that Increase the Quality of Our Offering to Consumers, Advertisers and Partners. By enhancing and expanding our product set, we seek to maintain our industry leadership. The key goals of all of our product development efforts are to satisfy consumers, drive traffic, increase monetization and increase affiliate and partner opportunities. Examples of some areas that our product development team is currently focused on include enhancing site infrastructure for ongoing optimization and improving site design for increased engagement, creating new tools to enhance offerings of our affiliates and partners’ apps and mobile platforms, initiatives to enhance end-to-end mobile experience and initiatives to broaden our consumer relationships from being mission oriented to an ongoing relationship anticipating consumer needs. By enhancing and expanding our product offering, we expect to be able to maintain our industry leadership.

Pursuing Additional Strategic Acquisitions. Acquiring companies continues to be a strategic focus for us. We believe our industry relationships allow us to identify specialized companies that are attractive acquisition candidates. Over the past three years, we have made various acquisitions, including certain assets of Trouvé Media, Inc. (“Trouve Media”) and InsWeb Corporation (“InsWeb”). We intend to continue to pursue strategic growth opportunities that complement our online network to cost-effectively gain market share, expand into additional vertical categories and strengthen our content portfolio.

Continuing the progression of our insurance lead business to a higher conversion model with commensurate monetization. We have seen that substantial value in the insurance business is unlocked by pursuing a model whereby higher monetization is driven by higher converting lead and click products, as has been demonstrated in the credit card and banking vertical categories. Although the insurance model has historically been based on legacy relationships featuring high volumes and lower fixed pricing with little or no direct relation to conversion, we have stepped up as a leader in this industry and moved to change this trend. We have seen success as many customers have increased their demand and their spend over the past year given the higher performing traffic that we delivered, which in turn has allowed us to achieve higher monetization per lead sold. Therefore, our monetization increases as quality improves. We continue to identify quality partners, in addition to growing direct traffic, to provide higher converting traffic to our customers. We have made sizable investments in our technology by utilizing carrier feedback, third-party verification sources, and our proprietary machine learning processes to predict high consumer intent and deliver accordingly. This strategy has provided us the foundation to distribute more valuable leads leading to agent customer growth, increased spend, and increased participation which in turn leads to greater monetization. The strategy also provides for the launch of new products which will enhance the consumer experience on our sites and will strengthen our position as an industry leader all resulting in increased monetization through carrier and agent demand for our click, lead, and aggregation products.

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

We aggregate rate information from over 4,800 institutions on more than 300 financial products in more than 600 local markets in all 50 U.S. states, generating approximately 180,000 distinct rate tables and capturing on average over three million pieces of information weekly. In addition, we offer customizable search and compare capabilities, as well as analytic tools to calculate value and costs. We believe our comprehensive marketplace of real-time, easily accessible, and relevant information equips consumers with the right tools to make informed personal finance decisions.

•

Mortgages and Home Lending. We offer information on rates for various types of mortgages, home lending and refinancing options. Our rate information is specific to geographic location and contains more than 600 local markets, covering all 50 U.S. states. Consumers can customize searches for mortgage rates by loan size, maturity, and location through our online portals. We also provide original articles that cover topics such as trends in housing markets and refinancing perspectives to help consumers with their decision making.

•

Deposits. We offer rate information on various deposit products such as money market accounts, savings accounts and certificates of deposit. We also provide online analytic tools to help consumers calculate investment value using customized inputs.

•

Insurance. In conjunction with our network of local agents and national insurance carriers, we facilitate a consumer’s ability to receive multiple competitive insurance quotes for auto, business, health, home, life, or long-term care based on a single information form. We also provide advice and detailed descriptions of insurance terms, aiding consumers in deciding amongst various policy options. Insurance quotes can be customized by age, marital status and location. In addition, we provide articles on topical subjects such as recent healthcare reforms, as well as the basics to understanding an insurance policy.

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

We operate a select group of content-rich, branded personal finance destination websites including, but not limited to, Bankrate.com, Interest.com, Bankaholic.com, Bargaineering.com, NetQuote.com, InsuranceQuotes.com, and CarInsuranceQuotes.com.

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

Leads. We provide leads in the mortgage, credit card and insurance vertical categories. We sell leads to insurance agents, insurance carriers, credit card issuers and mortgage lenders. Our leading credit card comparison marketplace is one of the largest third party online application sources for major issuers. We charge our advertisers on a per-lead basis based on the total number of leads generated for insurance and mortgage products, and on a per-action basis for credit cards (i.e., upon approval or completion of an application). Leads are generated not only direct through the Bankrate network of websites but also through the various affiliate networks, via co-brands, and through marketing initiatives.

Clicks and Calls. Advertisers that are listed in our rate tables have the opportunity to hyperlink their listings or provide a phone number. Additionally, advertisers can buy hyperlinked placement within our qualified insurance listings. By clicking on the hyperlink, users are taken to the advertiser’s website. We typically sell our hyperlinks on a per-click pricing model. Under this arrangement, advertisers pay Bankrate a specific, pre-determined price each time a consumer clicks on that advertiser’s hyperlink or calls the phone number (usually found under the advertiser’s name in the rate or insurance table listings). All clicks are screened for fraudulent characteristics by either an independent third party vendor (for our mortgage and deposit products) or internally (for our insurance products) and then charged to the customer’s account.

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

Sales Strategy

Bankrate has sales personnel serving our national, regional and local advertising customers. We also have sales teams that are dedicated to specific vertical categories and customer groups, giving them greater expertise in designing solutions for our advertisers. For example we have separate sales teams trained and dedicated to serving insurance agents, credit card issuers, insurance carriers, local, regional and national banks, and local mortgage companies.

Our selling strategy focuses on leveraging our core strengths in a flexible manner to respond to our customer’s specific requirements. For example, in working with a large branded bank, we may feature a branded cost-per-thousand-impressions-based display campaign if the advertiser plans to compete primarily on brand and visibility on our sites. A different advertiser may be focused on competing directly on the basis of superior rates and therefore a rate table cost-per-click or cost-per-call approach may be more beneficial than a cost-per-lead model. Many insurance carrier customers are seeking to intercept a consumer directly on brand as they are searching comparatively for products—our insurance cost-per-click product is focused on serving this market. Other advertisers may be interested in maximizing conversion and achieving a specific return on investment, and given the conversion rates of our traffic, a per-action or per-click solution may be the most appropriate in such a case. This array of advertising options and ability to tailor a campaign to our advertiser’s needs results in more revenue for us, better information for our consumers and superior consumer traffic and conversions for our customers.

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

We attract our consumer audience by offering comprehensive and objective comparisons based on rates, selection, features, brand, flexibility and other key attributes, as well as content to educate our consumers on these matters. Our platform is compelling for our advertisers for several reasons including:

•	Our advertisers vigorously compete head to head for our products. Being absent would place them at a competitive disadvantage in the marketplace for our consumers.
•

Bankrate’s platform is a specific, highly contextual destination for higher end demographic consumers who are generally “ready to transact.” Leads and click-throughs therefore have a high conversion rate for our advertisers.

•	Historically, Bankrate consumers generally have been of the highest credit and financial quality and are predominately “Prime” in terms of their personal finance profile.
•

Bankrate’s platform is a leading generator of highly targeted contextual consumer traffic seeking mortgage, deposit, insurance and credit card products and therefore we have provided a constant and reliable flow of prospects for our advertisers.

Marketing

Bankrate has been able to establish itself as one the most recognizable brands within the personal finance market. The strength of our brands lead to many of our visitors coming to our websites by directly typing our Internet address in a URL or via unpaid search. Another critical factor in attracting visitors to our websites is how prominently we are displayed in response to search queries regarding vertical categories in which we operate. Bankrate’s home page and other key pages of our online network routinely rank at or near the top of major search engines’ organic search results for highly searched key words and phrases related to personal finance products. The high rankings are largely a result of our success at creating highly relevant, authoritative, widely read and distributed content.

Our traffic in 2013 was also driven through more than 100 co-brand partners, including Move.com, Yahoo!, CNN Money, CNBC and Comcast. Our partners place our content and rate tables on co-branded pages within their sites and we sell the advertisements on these pages and share the advertising revenues with the partner. We benefit from these relationships as these pages reach traffic that would not otherwise be generated from our website.

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

We also actively conduct media public relations campaigns to promote our editorial content and personnel to the consumer and trade media. Bankrate spokespersons are routinely featured in newspapers, magazines and in broadcast media, and are promoted to and are featured as expert commentators on major broadcast and cable news programs and talk radio. In 2013, we received over 230,000 media mentions (including syndication) of our flagship Bankrate.com website. The Company was referenced in more than 60,000 print articles by outlets such as The New York Times, The Wall Street Journal, USA Today and the Associated Press. Television and radio coverage (more than 170,000 mentions in all) included The Today Show (NBC), CBS This Morning (CBS), World News with Diane Sawyer (ABC), CNBC, CNN, Fox Business Network, National Public Radio and many others. In addition, we received over 50,000 media mentions (including syndication) of our other websites.

Customers

A significant portion of our customer base by revenue is comprised of large financial institutions such as banks or insurance carriers, and may have products covered by multiple vertical categories on our online network. Our largest customers by revenue generated in the year ended December 31, 2013 and the year ended December 31, 2012 include Capital One, Chase, American Express, Citibank, Discover, and GEICO. For the year ended December 31, 2013, our largest customer, Capital One, accounted for 11% of our total revenue across all products and our ten largest customers accounted for approximately 50% of total revenues across all products. For the year ended December 31, 2012, our largest customer, Capital One, accounted for 12% of our total revenue across all products, and our ten largest customers accounted for approximately 47% of total revenues across all products.

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

Regulatory Matters

We are affected by laws and regulations that apply to businesses in general, as well as to businesses operating on the Internet. This includes a continually expanding and evolving range of laws, regulations and standards that address information security, data protection, privacy, consent and advertising, among other things. To the extent we provide a medium through which users can post content and communicate with one another, we may also be subject to laws governing intellectual property ownership, obscenity, libel, and privacy, among other issues.  Advertising and promotional information presented to visitors to our online services, and our other marketing activities, are subject to federal and state consumer protection laws that regulate unfair and deceptive practices. There are laws, regulations and standards that regulate certain aspects of the Internet, including online content, user privacy, taxation, liability for third-party activities and jurisdiction. These include the Communications Decency Act of 1996, which regulates content of material on the Internet, and the Digital Millennium Copyright Act of 1998, which provides recourse for owners of copyrighted material who believe that their rights under U.S. copyright law have been infringed on the Internet. In the area of data protection, the U.S. Federal Trade Commission and certain state agencies have investigated various Internet companies’ use of their customers’ personal information, and certain federal and state statutes regulate specific aspects of privacy and data collection practices.  There are also a variety of state and federal restrictions on marketing activities conducted by telephone, the mail or by email, or over the Internet, including the Telephone Consumer Protection Act, state telemarketing laws, federal and state privacy laws, the CAN-SPAM Act, and the Federal Trade Commission Act and its accompanying regulations and guidelines. Because we engage in marketing activities over the Internet and by telephone, mail and email, we may be subject to some of these laws and regulations.

State, federal and foreign lending laws and regulations generally require accurate disclosure of the critical components of credit costs so that consumers can readily compare credit terms from various lenders. These laws and regulations also impose certain restrictions on the advertisement of these credit terms. Because we are an aggregator of rate and other information regarding many financial products, including mortgages, deposits and credit cards, we may be subject to some of these laws and regulations. The insurance industry is also subject to numerous federal and state laws and regulations, including licensing requirements. We believe that we have structured our business and our online services to comply with applicable laws and regulations as are currently in effect. Because of uncertainties as to the applicability of some of these laws and regulations to the Internet and, more specifically, to our type of business, and considering that our business has evolved and expanded in a relatively short period of time, and will continue to evolve and develop, we may not always have been, and may not always be, in compliance with all applicable federal, state and foreign laws and regulations.

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

As a public company with securities listed on the New York Stock Exchange, we are also subject to review and oversight by the SEC and the New York Stock Exchange.  We are not currently subject to regulatory oversight by the U.S. Department of the Treasury, the Federal Deposit Insurance Corporation (FDIC), or other bank regulatory authorities.

Employees

As of December 31, 2013, we employed 488 people. None of our employees are represented under collective bargaining agreements. We have never had a work stoppage. We consider our employee relations to be good.

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

Risks Related to Our Business

Our success depends on revenue from online advertising and the sale of financial lead products.

We have historically derived, and we expect to continue to derive, the majority of our revenue through the sale of advertising impressions, financial product leads and clicks and calls on our online network. Any factors that limit the amount our customers are willing to and do spend on advertising with us, or to purchase leads from us, could have a material adverse effect on our business. These factors may include our ability to:

•	maintain a significant number of unique website visitors and corresponding significant reach of Internet and mobile visitors;
•

successfully convert visitors to some of our websites or mobile applications into credit card applicants and maintain a significant rate at which credit card applications initiated through some of our websites or mobile applications are approved by our credit card issuer customers;

•	successfully convert consumers’ visits to some of our websites or mobile applications into transaction fees and/or revenue from banks, mortgage brokers, or insurance agents or carriers;
•	maintain and increase our relationships with third-party insurance lead sources and maintain the quality of our lead product sourced from third parties;
•	compete with alternative advertising sources;
•	maintain a significant number of sellable impressions generated from website visitors available to advertisers;
•	accurately measure the number and demographic characteristics of our visitors;
•	successfully sell and market our online network to our customers, including mortgage loan, credit card and insurance product providers;
•	handle temporary high volume traffic spikes to our online network;
•	convince traditional media advertisers to advertise on our online network;
•	increase traffic to our online network; and
•	acquire and generate insurance leads.

Most of our customer contracts are short-term and are subject to termination by the customer at any time and/or do not have any minimum purchase requirements. Customers who have longer-term contracts may fail to honor their existing contracts, fail to renew their contracts or reduce their purchase volume under those contracts. If a significant number of customers or a few large customers decide not to continue advertising with us or purchasing our lead products, or materially reduce such activities, we could experience an immediate and substantial decline in our revenues over a relatively short period of time.

In addition, a failure to successfully execute on our strategy within our consumer insurance lead generation products, including without limitation our initiative to continue to improve and maintain the quality of our consumer insurance lead products, could adversely affect our revenue and operating results.

We face intense competitive pressures that may harm our operating results.

We face intense competition in all our businesses, and we expect competition to remain intense in the future. We compete with, among others, search engines utilizing keyword cost-per-click advertising or comparison advertising sites/networks; lead aggregators and websites committed to specific personal finance products; numerous websites in each of our vertical categories competing for traffic and for advertisers; financial institutions, including mortgage lenders, deposit institutions, insurance providers and credit card issuers, many of whom are also our customers; and traditional offline personal finance marketing channels, including direct mail, retail bank branch networks, television, radio, print advertising and call centers. Some of these competitors have significantly greater financial resources than we do and could use those resources to develop more directly competitive product offerings and editorial content and undertake advertising campaigns to promote those new offerings and content, which could result in diminished traffic to our websites and reduce our overall competitive and market position. In addition, new competitors may enter this market as there are few barriers to entry. For example, Google has recently begun presenting comparisons of credit cards through its search engine, and in the past has presented and in the future may present comparisons of mortgage, insurance, or deposit rates through its search engine, which may divert consumers away from our websites, including consumers who would otherwise find, be directed or be linked to our websites through the Google search engine. If one of those competitors was successful in such efforts, it could have an adverse effect on our business, operating results and prospects. Our online competitors may adopt certain aspects of our business model or replicate the appearance and features of our website, which could reduce our ability to differentiate our services. Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than us. Many competitors have complementary products or services that drive traffic to their websites. In the future, competitors could introduce superior products and services or reduce prices below ours. Increased competition could result in lower website traffic, advertising rate reductions, reduced margins or loss of market share, any of which would adversely affect our business and operating results.

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

We provide interest rate information for mortgages and other loans, credit cards and a variety of deposit accounts. Visitor traffic to our online platforms tends to increase with interest rate movements. Factors that have caused significant visitor fluctuations in the past have been Federal Reserve Board actions and general market conditions affecting home mortgage and deposit interest rates. Additionally, the level of traffic to our websites can be dependent on interest rate levels as well as mortgage financing and refinancing activity. Accordingly, a slowdown in mortgage production or refinancing volumes could have an adverse effect on our business. Conversely, a sudden, significant change in interest rates could dramatically increase our page views such that we would be unable to sell sufficient advertisements to take full advantage of the spike in traffic.

To accelerate the growth of traffic to our websites, we are working with our syndication partners to provide timely content, and we are aggressively promoting all of our products. There is the risk that our traffic will not remain stable or that our promotional activities will not be successful. Any reduction in traffic to our online platforms could have an adverse effect on our business or results of operations.

We depend on third-parties for a significant portion of our insurance lead generation leads and traffic and to a lesser extent for our banking and credit card traffic and revenues, and any material decline in our relationships with these third parties, or increase in the price of leads from these third parties, could have a material adverse impact on our revenues or operating results.

A significant portion of our revenue from our lead product, particularly in our insurance channel, is attributable to leads sourced from third-parties, including but not limited to website publishers, lead aggregators and email marketers. In many instances, these third parties can change the lead inventory they make available to us at any time and, therefore, impact our revenue. If these third parties decide not to make lead inventory available to us, are purchased by one of our competitors or another company that decide to no longer make lead inventory available to us, or decide to demand a higher price for lead product, we may not be able to find replacement lead inventory from other sources that satisfy our requirements in a timely and cost-effective manner, which could have a material adverse impact on our revenues or operating results.

In addition, our failure to mitigate risks associated with this traffic and leads from third party sources within our insurance lead generation channel by developing larger direct and organic traffic could have a material adverse impact on our revenues or operating results.

If we fail to keep pace with rapidly-changing technologies and industry standards, including without limitation the increasing shift by consumers to mobile devices from personal computers, we could lose consumers, customers or advertising inventory and our results of operations may suffer.

The business lines in which we currently operate and compete are characterized by rapidly-changing Internet media and marketing standards, changing technologies and platforms, frequent new product and service introductions, and changing consumer and customer demands and modes of accessing and providing information. The number of individuals who access the Internet through devices other than a personal computer, such as tablets and smartphones, has increased dramatically. The introduction of new technologies and services embodying new technologies and the emergence of new industry standards and practices could render our existing technologies and services obsolete and unmarketable or require unanticipated investments in technology. If consumers find our online network difficult to access through alternative devices or our competitors develop product offerings that are better adapted to or more easily accessible through alternative devices, we may fail to capture a sufficient share of an increasingly important portion of the market for online services and may fail to attract both advertisers and Internet traffic. Our future success will depend in part on our ability to adapt to these rapidly-changing digital media formats and platforms and other technologies, including without limitation new Internet and mobile technologies. We will need to enhance our existing technologies and services and develop and introduce new technologies and services to address our customers’ changing demands and consumer expectations and the ways consumers access online information. If we fail to adapt successfully to such developments or timely introduce new technologies and services, including without limitation a failure to successfully execute on our mobile strategy, we could lose consumers and customers, our expenses could increase and we could lose advertising inventory, any of which could have a material adverse impact on our revenues or results of operations.

Our websites, applications, widgets and other products may encounter technical problems, service interruptions or security failures.

In the past, our websites have experienced significant increases in traffic and our applications and widgets have experienced significant increases in use in response to interest rate movements and other business or financial news events. The number of our visitors has continued to increase over time, and we are seeking to further increase our visitor traffic. As a result, our servers must accommodate spikes in demand for our web pages in addition to potential significant growth in traffic.

Our websites, applications, widgets and other products have in the past, and may in the future, experience slower response times or interruptions as a result of increased traffic or other reasons. These delays and interruptions may increase in the future if our servers and infrastructure are not able to accommodate potential significant traffic growth and spikes in demand. Delays and interruptions resulting from the failure to maintain service connections to our websites or applications could frustrate visitors and reduce future traffic on our online platforms, which could have a material adverse effect on our business or results of operations.

Our principal communications, networking and operations equipment is located in commercial co-location data centers in Atlanta, Georgia; Denver, Colorado; and Austin, Texas, as well as other locations.  Additional communications, networking and operations equipment is located at our office locations in North Palm Beach, Florida and Denver, Colorado, as well as other locations.  Multiple system or network failures or catastrophic loss of facility involving these locations, particularly data centers, could lead to interruptions or delays in service for our websites or applications, which could have a material adverse effect on our business or results of operations. Additionally, we are dependent on third-party providers and their ability to provide safe, effective and cost-efficient servers. Our operations are dependent upon our ability, and our third-party providers’ ability, to protect our systems against damage from fires, floods, tornadoes, hurricanes, earthquakes, power losses, telecommunications failures, physical or electronic break-ins, computer viruses, acts of terrorism, hacker attacks and other events beyond our control.  If any of these events were to occur, it could have a material adverse effect on our business or results of operations. Although we maintain insurance to cover a variety of risks, the scope and amount of our insurance coverage may not be sufficient to cover our losses resulting from system or security failures or other disruptions to our online operations.

Our business depends on a strong brand and content, thus we will not be able to attract visitors and advertisers if we do not maintain and develop our brands and content.

It is critical for us to maintain and develop our brands and content so as to effectively expand our visitor base and our revenues. Our success in promoting and enhancing our brands, as well as our ability to remain relevant and competitive, depends on our success in offering high quality content, features, product offers, services and functionality. In addition, we may take actions that have the unintended consequence of harming our brand. If our actions cause consumers to question the value of our marketplace, our business and reputation may suffer. If we fail to promote our brands successfully or if visitors to our websites, users of our applications, or advertisers do not perceive our content and services to be of high quality, we may not be able to continue growing our business and attracting visitors and advertisers, which will in turn impact our operating results.

Our results of operations may fluctuate significantly.

Our results of operations are difficult to predict and may fluctuate significantly in the future as a result of several factors, many of which are beyond our control. These factors include:

•	changes in fees paid by our customers or customer demand for our services;
•	traffic levels on our websites and mobile applications, which can fluctuate significantly;
•	changes in the demand for online products and services;
•	changes in fee or revenue-sharing arrangements with our distribution partners;
•	changes in application approval rates by our credit card issuer customers;
•	our ability to enter into or renew key distribution agreements;
•	the introduction of new advertising services by us or our competitors;
•	failure by advertisers or their agencies to pay amounts owed to us in a timely manner or at all;
•	changes in access to lead inventory;
•	changes in our capital or operating expenses;
•	changes in consumer confidence;
•	changes in interest rates;
•	general economic conditions; and
•	changes in banking or other laws that could limit or eliminate content on our websites.

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

The Senior Notes Indenture (as defined below) governing our 6 1/8 % senior notes due 2018 (the “Senior Notes” or “Notes”) and our New Credit Agreement (as defined below) contain, and any future indebtedness may contain, a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to take actions that we believe may be in our interest. The Senior Notes Indenture and the New Credit Agreement limit, among other things, our ability to:

•	incur additional indebtedness and guarantee indebtedness;
•	pay dividends on or make distributions in respect of capital stock or make certain other restricted payments (including redemptions of subordinated indebtedness);
•	enter into agreements that restrict distributions from restricted subsidiaries;
•	sell or otherwise dispose of assets, including capital stock of restricted subsidiaries;
•	enter into transactions with affiliates;
•	create or incur liens;
•	enter into sale/leaseback transactions;
•	merge, consolidate or sell all or substantially all of our assets;
•	make investments; and
•	change our business operations.

A breach of the covenants or restrictions under the Senior Notes Indenture, the New Credit Agreement or any agreement governing our future indebtedness could result in a default under the applicable indebtedness. Such default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In the event our lenders and note holders accelerate the repayment of our borrowings, we cannot assure that we and our subsidiaries would have sufficient assets to repay such indebtedness.

The restrictions contained in the Senior Notes Indenture and the New Credit Agreement could adversely affect our ability to:

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

These restrictions could materially and adversely affect our financial condition and results of operations and our ability to satisfy our obligations under the Senior Notes and the New Credit Agreement.

Risks associated with our strategic acquisitions could adversely affect our business or results of operations.

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

Despite our due diligence investigation of each business that we acquire, there may be liabilities of the acquired companies that we fail to or are unable to discover during the due diligence investigation and for which we, as a successor owner, may be responsible and which could have a material adverse effect on our business or results of operations. In connection with acquisitions, we generally seek to minimize the impact of these types of potential liabilities through the structure of the transaction or through indemnities and warranties from the seller, which may in some instances be supported by deferring payment of a portion of the purchase price. However, these indemnities and warranties, if obtained, may not fully cover the liabilities due to limitations in scope, amount or duration, financial limitations of the indemnitor or warrantor or other reasons.

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

We are from time to time involved in, or may in the future be subject to, claims, suits, government inquiries or investigations, and other proceedings that may have an adverse effect on our business, operating results or financial condition.

We are from time to time involved in, or may in the future be subject to, claims, suits, government inquiries or investigations, and proceedings arising from our business or the fact that we are a public company, including actions with respect to intellectual property claims, privacy, consumer protection, information security, securities laws and regulations, transactions in which we are involved, data protection or law enforcement matters, tax matters, labor and employment claims, commercial claims, as well as shareholder derivative actions, purported class action lawsuits, and other matters.  We are also at risk where we have agreed to indemnify others for losses related to legal proceedings or from direct harm. Such claims, suits, inquiries, investigations, and proceedings are inherently uncertain and their results cannot be predicted with certainty.  Regardless of the outcome, any such legal proceedings can have an adverse impact on us because of legal costs, diversion of management and other personnel, and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in reputational harm, liability, penalties, or sanctions, as well as judgments, consent decrees, or orders preventing us from offering certain features, functionalities, products, or services, or requiring a change in our business practices, products or technologies, which could in the future materially and adversely affect our business, operating results or financial condition . In addition, accounting rules may require the Company to record a liability related to a particular matter prior to its resolution if the incurrence of a loss related to such matter becomes probable and reasonably estimable.

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

We are subject to operational risk.

We are subject to operational risk, which represents the risk of loss resulting from human error, inadequate or failed internal processes and systems, and external events. Operational risk also encompasses compliance and legal risk, which is the risk of loss from violations of, or noncompliance with, laws, rules, regulations, prescribed practices or ethical standards, as well as the risk of our noncompliance with contractual and other obligations. We are also exposed to operational risk through the aspects of our business that we outsource, and the effect that changes in circumstances or capabilities of our outsourcing vendors can have on our ability to continue to perform operational functions necessary to our business. Although we seek to mitigate operational risk through a system of internal controls which we review and update, no system of controls, however well designed and maintained, is infallible. Control weaknesses or failures or other operational risks could result in charges, increased operational costs, harm to our reputation or foregone business opportunities, and also adversely impact our ability to produce accurate financial statements on a timely basis, any of which could have a material adverse effect on our business or results of operations.

We rely on the protection of our intellectual property.

Our intellectual property includes our unique research and editorial content of our websites, our applications, our URLs, our registered and unregistered trademarks and our print publications. We rely on a combination of copyrights, patents, trademarks, trade secret laws, and our policy and restrictions on disclosure to protect our intellectual property. We also enter into confidentiality agreements with our employees and consultants and seek to control access to and distribution of our proprietary information. Despite these precautions, it may be possible for other parties to copy or otherwise obtain and use the content of our websites, mobile applications or print publications without authorization. A failure to protect our intellectual property in a meaningful manner could have a material adverse effect on our business.

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

We may face liability for, and may be subject to claims related to, information on our websites or mobile applications, which even if unfounded or decided in our favor may be extremely costly to defend, could require us to pay significant damages and could limit our ability to operate.

Much of the information published on our online platforms and in our print publications relates to the competitiveness of financial institutions’ rates, products and services. We also publish editorial content designed to educate consumers about banking and personal finance products. If the information we provide is not accurate or is construed as misleading or outdated, consumers and others could lose confidence in our services and attempt to hold us liable for damages and government regulators could impose fines or penalties on us. We may be subjected to claims of violations of law or regulation, and claims for defamation, negligence, fraud, deceptive practices, copyright or trademark infringement, conflicts of interest or other theories relating to the information we publish. In addition, if there are errors or omissions in information we publish, consumers, individually or through consumer class actions, could seek damages from us for losses incurred if they relied on incorrect information we provided. These types of claims have been brought, sometimes successfully, against providers of online services as well as print publications. The scope and amount of our insurance may not adequately protect us against these types of claims.

We may face liability for, and may be subject to claims related to, inaccurate advertising content provided to us, which even if unfounded or decided in our favor may be extremely costly to defend, could require us to pay significant damages and could limit our ability to operate.

Much of the information on our online platforms that is provided by advertisers and collected from third parties relates to the rates, costs and features for various loan, depository, insurance, personal credit and investment products offered by financial institutions, mortgage companies, investment companies, insurance companies and others participating in the personal finance marketplace. We are exposed to the risk that some advertisers may provide us, or directly post on our websites or mobile applications, (i) inaccurate information about their product rates, costs and features, or (ii) rates, costs and features that are not available to all consumers. This could cause consumers to lose confidence in the information we provide, causing certain advertisers to become dissatisfied with our services, and result in lawsuits being filed against us which could adversely affect our business or results of operations. The scope and amount of our insurance may not adequately protect us against these types of lawsuits.

Our success depends on establishing and maintaining distribution arrangements.

Our business strategy includes the distribution of our content through the establishment of co-branded web pages with high traffic business and personal finance sections of online services and websites. Providing access to these co-branded web pages is a significant part of the value we offer to our advertisers. We compete with other Internet content providers to maintain our current relationships with other online operators and establish new relationships. In addition, as we expand our personal finance content, some of these online operators may perceive us as a competitor. As a result, they may be unwilling to promote distribution of our content. If our distribution arrangements do not attract a sufficient number of visitors to support our current advertising model, or if we do not establish and maintain distribution arrangements on favorable economic terms, our business could be adversely affected.

We do not have exclusive relationships or long-term contracts with the banks, mortgage brokers, credit card issuers, insurance companies or agencies that are our customers, which may limit our ability to retain these customers as participants in our marketplace and maintain the attractiveness of our services to consumers.

We do not have an exclusive relationship with the banks, mortgage brokers, credit card issuers, insurance companies or agencies whose products are advertised on our online marketplace, and thus, consumers may obtain financial services products from these companies without using our services. Many of our customers also offer their products directly to consumers through agents, mass marketing campaigns or other traditional methods of distribution. In many cases, our customers also offer their products and services over the Internet, either directly to consumers or through one or more of our online competitors, or both. An inability to retain these customers as participants in our marketplace could materially affect our business, revenues and results of operations.

We may be required to record a significant charge to earnings if our goodwill or amortizable intangible assets become impaired.

We are required under accounting principles generally accepted in the United States of America ("GAAP") to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include, among others, unanticipated competition, loss of key personnel, or a significant adverse change in the business environment. We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined. This could adversely impact our results of operations.

Unfavorable resolution of tax contingencies could adversely affect us.

Our tax returns and positions are subject to review and audit by federal, state, local and international taxing authorities. An unfavorable outcome to a tax audit could result in higher tax expense, and could negatively and adversely impact our financial condition, results of operations or cash flows.

We may expand to other international markets, in addition to our United Kingdom, Canada and China operations, in which we may have limited experience.

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

If consumers experience identity theft, data security breaches or fraud after clicking through one of our websites or mobile applications to apply for credit cards on the websites of credit card issuers, mortgage or deposit products on the websites of brokers or lenders, or insurance on the websites of insurance agents or carriers, or following the completion of a lead form, we may be exposed to liability, adverse publicity and damage to our reputation. Despite our implementation of security measures, our computer systems may be susceptible to electronic or physical computer break-ins, viruses and other disruptions and security breaches. In addition, we depend on vendors to store or process certain information, some of which may be private or include personally-identifiable information.  If these vendors fail to maintain adequate information security systems and consumer information is compromised, our business or results of operation could be harmed. Any perceived or actual unauthorized disclosure of personally-identifiable information regarding visitors to our services could harm our reputation, impair our ability to attract consumers and attract and retain our advertisers, or subject us to claims or litigation arising from damages suffered by consumers, and thereby harm our business and operating results. To the extent that credit card fraud or identity theft causes a general decline in consumer confidence in online financial transactions, our revenues could decline and our reputation could be damaged. If consumers are reluctant to use our services because of concerns over data privacy or credit card fraud, our ability to generate revenues would be impaired. Our revenues would also decline if changes in industry standards, regulations or laws deterred people from using the Internet to conduct transactions that involve the transmission of confidential information, such as applying for credit cards. In addition, if technology upgrades or other expenditures are required to prevent security breaches of our network, boost general consumer confidence in financial transactions over the Internet, or prevent credit card fraud and identity theft, we may be required to expend significant capital and other resources. Further, advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments could result in a compromise or breach of the algorithms we use to protect consumers’ and customer companies’ confidential information, which could have a material adverse effect on our business.

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

State, federal and foreign lending laws and regulations generally require accurate disclosure of the critical components of credit costs so that consumers can readily compare credit terms from various lenders. These laws and regulations also impose certain restrictions on the advertisement of these credit terms. Because we are an aggregator of rate and other information regarding many financial products, including mortgages, deposits and credit cards, we may be subject to some of these laws and regulations and we may be held liable under these laws and regulations for information provided through our online services. The insurance industry is also subject to numerous federal and state laws and regulations, including licensing requirements.

We rely on telemarketing and email marketing conducted internally and through third parties to generate a significant number of leads for our business. The telemarketing and email marketing services industries are subject to an increasing amount of regulation in the United States under both federal and state law. The U.S. Federal Trade Commission (FTC) and Federal Communications Commission (FCC) have issued regulations that place restrictions on telephone calls to residential and wireless telephone subscribers. Most of the statutes and regulations in the United States allow a private right of action for the recovery of damages or provide for enforcement by the FTC, state attorneys general or state agencies permitting the recovery of significant civil or criminal penalties, costs and attorneys’ fees in the event that regulations are violated. We believe that we comply with all such applicable laws and regulations, but cannot assure you that we, or third parties that we rely on for telemarketing, email marketing and other lead generation activities, will be in compliance with all applicable laws and regulations at all times. We cannot assure you that the FTC, FCC, private litigants or others will not attempt to hold us responsible for any unlawful acts conducted by such third parties or that we could successfully enforce or collect upon any indemnities provided to us by third parties, any of which could have a material adverse effect on our business, results of operations or financial condition. In addition, changes in such regulations or the interpretation thereof that further restrict such activities could result in a material reduction in the number of leads for our business and could have a material adverse effect on our business, results of operations and financial condition.

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

We believe that we have structured our business and our online services to comply with applicable laws and regulations as are currently in effect. Because of uncertainties as to the applicability of some of these laws and regulations to the Internet and, more specifically, to our type of business, and considering that our business has evolved and expanded in a relatively short period of time, and will continue to evolve and develop, we may not always have been, and may not always be, in compliance with all applicable federal, state and foreign laws and regulations. If we are found to be in violation of any applicable laws or regulations, we could be subject to administrative enforcement actions and fines, class action lawsuits, cease and desist orders, and civil and criminal liability. If these laws and regulations are changed, or if new laws or regulations are enacted, these events could prohibit or substantially alter the content we provide on our websites and the operation of our business. Moreover, such events could materially and adversely affect our business, results of operations and financial condition.

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

Our substantial indebtedness could adversely affect our financial flexibility and prevent us from fulfilling our obligations under the Notes and New Credit Agreement.

We have, and will continue to have, a significant amount of indebtedness. As of December 31, 2013, our total indebtedness was $297.0 million, net of unamortized discount comprised of the Notes in an aggregate principal amount of $300.0 million. As of December 31, 2013, we had no loans outstanding under the New Credit Agreement. Our interest expense for the year ended December 31, 2013 was $25.1 million. Our substantial level of indebtedness increases the risk that we may be unable to generate cash sufficient to invest in our business at an appropriate level, thereby making it more difficult to pay amounts due in respect of our indebtedness. Our substantial indebtedness could have other important consequences to you and significant effects on our business. For example, it could:

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

•	make it more difficult to satisfy our financial obligations, including payments on the Notes and amounts outstanding from time to time under the New Credit Agreement.

In addition, the Senior Notes Indenture and the New Credit Agreement each contain, and the agreements evidencing or governing other future indebtedness may contain, restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness.

We may not be able to generate sufficient cash to service all of our indebtedness, including the Notes, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful or if successful, could adversely impact our business.

Our ability to make scheduled payments on or to refinance our debt obligations, including the Notes, depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. Our debt service obligations are currently $18.4 million per year. In addition, we entered into the Revolving Credit Facility described below, which when drawn in the future would increase the amount of our current debt service obligations. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to fund our day-to-day operations or to pay the principal, premium, if any, and interest on our indebtedness, including the Notes.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to sell assets or operations, seek additional capital or restructure or refinance our indebtedness, including the Notes. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet our scheduled debt service obligations. The Senior Notes Indenture and the New Credit Agreement each restrict, and any of our other future debt agreements may restrict, our ability to dispose of assets and use the proceeds from any such dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

In addition, we conduct our operations through our subsidiaries, certain of which may not be guarantors of the Notes or guarantors of our other indebtedness. Accordingly, repayment of our indebtedness, including the Notes, is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors of the Notes, our obligations from time to time under the New Credit Agreement or any future indebtedness, our subsidiaries do not have any obligation to pay amounts due on the Notes or under the New Credit Agreement or to make funds available for such purposes. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness, including the Notes. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. Although the Senior Notes Indenture and the New Credit Agreement do, and other future debt agreements may, limit the ability of certain of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are, or in the case of future debt agreements may be, subject to certain qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness, including the Notes.

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

Despite restrictions in the Senior Notes Indenture and the Revolving Credit Facility, we may still be able to incur additional indebtedness. This could increase the risks associated with our leverage, including the ability to service our indebtedness.

We may be able to incur additional indebtedness pursuant to the Senior Notes Indenture and the New Credit Agreement in the future, including additional secured indebtedness. As of December 31, 2013, we were able to incur up to an additional $417.7 million of indebtedness, of which up to $100.0 million could be secured indebtedness, pursuant to the incurrence tests described in the Senior Notes Indenture and New Credit Agreement. Although covenants under the Senior Notes Indenture and the New Credit Agreement limit our ability and the ability of our present and future subsidiaries to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions could be substantial. The Senior Notes Indenture and the New Credit Agreement also allow us to incur certain additional secured and unsecured debt and allow our foreign restricted subsidiaries and our future unrestricted subsidiaries to incur additional debt, which would be structurally senior to the Notes and amounts outstanding from time to time under the Revolving Credit Facility. In addition, the Senior Notes Indenture and the New Credit Agreement do not prohibit us from incurring obligations that do not constitute indebtedness as defined therein. To the extent that we incur additional indebtedness or such other obligations, the risk associated with substantial additional indebtedness described above, including our possible inability to service our debt will increase.

Risks Related to Ownership of Shares of Our Securities

The Apax Holders (defined below) control a significant interest in us and its interests may conflict with or differ from stockholder interests.

We are a majority-owned subsidiary of Ben Holding S.à r.l., which is beneficially owned by Apax US VII, L.P., Apax Europe VII-A, L.P., Apax Europe VII-B, L.P. and Apax Europe VII-1, L.P. (the “Apax Holders”).  Ben Holding S.à r.l. currently owns a majority of our common stock. As a result of its ownership, the Apax Holders have the power, and pursuant to the stockholders agreement, their majority-owned subsidiary Ben Holding S.à r.l. has the contractual right, to elect a majority of our directors.  Accordingly, the Apax Holders have the ability to prevent or approve any transaction that requires the approval of our board of directors or our stockholders, including the approval of significant corporate transactions such as business combinations.  In addition, following a reduction of the equity owned by the Apax Holders to below 50% of our outstanding common stock, the Apax Holders, through Ben Holding S.à r.l., will retain the right to designate a certain number of designees for our board of directors until the Apax Holders’ ownership percentage falls below 5%. Thus, even after selling a portion of its interests in us, the Apax Holders will continue to be able to significantly influence or effectively control our decisions.

The interests of the Apax Holders could conflict with or differ from stockholder interests. For example, the concentration of ownership held by the Apax Holders could delay, defer or prevent a change of control of the Company or impede a merger, takeover or other business combination that other stockholders may otherwise support, or approve such transactions notwithstanding opposition from other stockholders.  Additionally, Apax Partners is in the business of advising on investments in companies the Apax Holders hold, and they or other funds advised by Apax Partners may from time to time in the future acquire, interests in businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. They may also pursue acquisitions that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

We are a “controlled company” within the meaning of New York Stock Exchange rules and, as a result, qualify for, and intend to rely on, exemptions from certain corporate governance requirements applicable to non-controlled companies.

The Apax Holders control a majority of our voting common stock. As a result, we will continue to be a “controlled company” within the meaning of the New York Stock Exchange corporate governance standards for so long as the Apax Holders continue to own a majority of our outstanding voting power. Under the New York Stock Exchange rules, a company of which more than 50% of the outstanding voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain stock exchange corporate governance requirements, including:

•	the requirement that a majority of the board of directors consists of independent directors;
•	the requirement that nominating and corporate governance matters be decided solely by independent directors; and
•	the requirement that employee and officer compensation matters be decided solely by independent directors.

We intend to continue to utilize these exemptions for so long as they are available to us. As a result, we do not have a majority of independent directors nor are our nominating and corporate governance and compensation functions decided solely by independent directors. Accordingly, stockholders do not have the same protections afforded to holders of securities of companies that are subject to all of the New York Stock Exchange corporate governance requirements.

Item 1B. Unresolved Staff Comments

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2013 fiscal year and that remain unresolved.

Item 2. Properties

Our principal administrative, sales, Internet operations, marketing and research functions are located in one leased facility in North Palm Beach, Florida. The lease is for approximately 23,000 square feet of office space and expires in October 2016, with an option to renew for one additional 5-year term. We also have substantial facilities located in Denver, Colorado where we lease approximately 21,000 square feet of office space under a lease expiring in February 2017, in Austin, Texas where we lease approximately 18,000 square feet of office space under a lease expiring in November 2018, in New York, New York where we lease approximately 19,000 square feet of office space under a lease expiring in September 2016, and in Sacramento, California where we lease approximately 11,300 square feet of office space under a lease expiring in November 2018. In addition to these facilities, we lease approximately 23,000 square feet of office space at various properties in the United States and 3,200 square feet in China, and sublease a facility in Colchester, England. These leases expire at various times. We also currently operate our online network and supporting systems on servers at secure third-party co-locations, including facilities in Atlanta, Georgia, Austin, Texas and Denver, Colorado. We believe we can relocate any of our facilities without significant cost or disruption. We use the properties for administration, sales, operations, and business development.

Item 3. Legal Proceedings

The information with respect to legal proceedings is incorporated by reference from Note 11 of our Consolidated Financial Statements included in this document.

Item 4. Mine Safety Disclosures

Not applicable

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

Fiscal Quarter Ended	Low	High
March 31, 2012	$ 21.33	$ 25.95
June 30, 2012	$ 16.57	$ 24.94
September 30, 2012	$ 15.41	$ 19.68
December 31, 2012	$ 10.01	$ 16.61
March 31, 2013	$ 9.90	$ 13.57
June 30, 2013	$ 11.56	$ 16.15
September 30, 2013	$ 14.11	$ 20.72
December 31, 2013	$ 16.20	$ 23.14

Holders of Record

As of December 31, 2013, there were approximately 129 stockholders of record of our common stock, and the closing price of our common stock was $17.94 per share as reported by the New York Stock Exchange. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have not declared or paid any dividends on our common stock. We currently intend to retain all of our future earnings, if any, for use in our business and do not anticipate paying any cash dividends for the common stock in the foreseeable future. Our ability to pay dividends on our common stock is currently limited by the covenants of our Notes and Revolving Credit Facility and may be further restricted by the terms of any future debt or preferred securities. Payments of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our business, operating results and financial condition, current and anticipated cash needs, plans for expansion and any legal or contractual limitations on our ability to pay dividends.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on an initial investment of $100 in our common stock between June 17, 2011 (the date of our Initial Public Offering) and December 31, 2013, with the comparative cumulative total return of such amount on the NYSE Market Index and the RDG Internet Composite Index, over the same period. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. Data for the NYSE Market Index and the RDG Internet Composite Index assume reinvestment of dividends. The graph assumes our closing sales price on June 17, 2011 of $15.34 per share as the initial value of our common stock.

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

Recent Sale of Unregistered Securities

None.

Company Purchase of Equity Securities

The following table sets forth the Company’s purchases of equity securities for the periods indicated:

				Maximum Number
			Total Number of Shares	of Shares That May
			Purchased as Part of	Yet Be Purchased
	Total Number of	Average Price	Publicly Announced	Under the Plans or
Period	Shares Purchased	Paid Per Share	Plans or Programs	Programs(1)
October 1, 2013 through October 31, 2013	—	$—	—	$70,000,000
November 1, 2013 through November 30, 2013	—	$—	—	$70,000,000
December 1, 2013 through December 31, 2013	—	$—	—	$70,000,000

(1) On February 12, 2013 the Company’s Board of Directors authorized a $70 million share repurchase program which allows the Company to repurchase shares of its common stock in open market or private transactions. The program will expire on December 31, 2014.

Equity Compensation Plan Information

The following table sets forth certain information relating to the shares of common stock that may be issued under our stock-based incentive plans at December 31, 2013:

	Number of securities
	to be issued upon	Weighted average	Number of securities
	exercise of outstanding	exercise price of	remaining available for
	options, warrants	outstanding options,	future issuance under
Plan Category	and rights	warrants and rights	equity compensation plans
Equity compensation plans approved by securities holders	5,058,543	$15.70	5,260,937
Total	5,058,543	$15.70	5,260,937

See Note 8 in Notes to Consolidated Financial Statements in Item 8.

For information on the features of the Company’s equity compensation plan, see Management’s Discussion and Analysis of Financial Condition and Results of Operations-Significant Developments-Stock-Based Compensation.

Item 6. Selected Financial Data

The following table presents our selected historical consolidated financial data. The consolidated statements of operations data for the years ended December 31, 2013, 2012 and 2011 and the consolidated balance sheet data at December 31, 2013 and 2012 are derived from our audited consolidated financial statements appearing in Item 8 of this Annual Report on Form 10-K. The consolidated statements of operations data for the year ended December 31, 2010 and for the periods from January 1, 2009 to August 24, 2009 and July 17, 2009 to December 31, 2009, and the consolidated balance sheet data at December 31, 2011, 2010 and 2009 and at August 24, 2009, are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. As a result of the Bankrate Acquisition, our financial results were separately presented in our financial statements for the “Predecessor” entity for periods prior to the acquisition date of August 25, 2009. As a result, periods prior to August 25, 2009 are not necessarily comparable to periods after that date. In June 2011, BEN Holdings, Inc. (“Holdings”) merged with Bankrate, with the surviving corporation retaining the name “Bankrate, Inc.”. This merger was accounted for as a common control merger and in a manner similar to pooling of interests. Accordingly, Holdings and Bankrate were consolidated retroactively in the “Successor” entity beginning July 17, 2009, the date of inception of Holdings. Holdings had no activity during the period July 17, 2009 to August 24, 2009.

The information set forth below should be read in conjunction with our consolidated financial statements and the related notes thereto, included elsewhere in this Annual Report, and the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Successor					Predecessor
(In thousands, except share and per share data)	2013	2012	2011 (1)	2010 (2)	Period from July 17, 2009 through December 31, 2009	Period from January 1, 2009 through August 24, 2009
Statement of Operations Data:
Revenue	$457,432	$457,164	$424,200	$220,598	$43,837	$87,646
Cost of revenue (excludes depreciation and amortization)	150,260	145,758	143,265	85,326	18,669	35,333
Stock-based compensation - cost of revenue	790	599	445	-	-	2,958
Gross margin	306,382	310,807	280,490	135,272	25,168	49,355
Operating expenses:
Sales	13,300	14,727	12,081	8,624	2,555	4,566
Marketing	112,157	125,209	85,533	23,672	3,629	5,958
Product development	17,079	15,531	13,881	8,722	2,546	4,336
General and administrative	43,719	32,802	34,002	22,991	5,905	10,919
Stock-based compensation	17,170	8,521	5,064	-	-	19,556
Legal settlements	-	874	-	1,646	-	-
Acquisition, offering and related expenses and related party fees	50	335	44,248	17,390	4,936	34,562
Restructuring charges	-	-	1,272	3,288	-	-
Change in fair value of contingent liabilities	16,065	(2,645)	292	60	-	-
Depreciation and amortization	60,127	52,854	43,536	35,226	9,789	8,294
	279,667	248,208	239,909	121,619	29,360	88,191
Income (loss) from operations	26,715	62,599	40,581	13,653	(4,192)	(38,836)
Other expense	-	-	-	306	-	-
Interest expense, net	24,981	25,771	31,786	38,395	12,093	30
Loss on early extinguishment of debt	17,175	-	16,629	-	-	-
(Loss) income before taxes	(15,441)	36,828	(7,834)	(25,048)	(16,285)	(38,866)
Income tax (benefit) expense	(5,439)	7,497	5,588	(3,651)	(6,509)	(4,222)
Net (loss) income	$(10,002)	$29,331	$(13,422)	$(21,397)	$(9,776)	$(34,644)
Other Financial Data:
Basic and diluted net (loss) income per share:
Basic	$(0.10)	$0.29	$(0.14)	$(0.30)	$(0.22)	$(1.84)
Diluted	(0.10)	0.29	(0.14)	(0.30)	(0.22)	(1.84)
Weighted average common shares outstanding:
Basic	100,108,316	99,985,782	94,160,687	71,494,223	43,692,073	18,862,259
Diluted	100,108,316	100,831,459	94,160,687	71,494,223	43,692,073	18,862,259

Adjusted EBITDA (3)	$121,907	$123,137	$135,438	$71,263	$10,533	$26,534

Cash Flow Data:
Net cash provided by operating activities	$105,303	$77,281	$48,315	$31,236	$14,233	$25,288
Net cash used in investing activities	(33,213)	(45,334)	(95,712)	(359,405)	(506,128)	(13,600)
Net cash provided by (used in) financing activities	74,410	(4,741)	(11,797)	366,165	569,585	1,567
Balance Sheet Data:
Cash and cash equivalents	$230,071	$83,590	$56,213	$115,630	$77,690	$59,310
Working capital	225,463	102,534	87,681	65,141	27,736	60,754
Intangible assets, net	350,206	382,732	378,240	365,745	224,372	76,533
Goodwill	611,975	602,173	595,522	559,168	349,749	101,886
Total assets	1,296,811	1,160,150	1,137,412	1,125,627	706,368	289,640
Total stockholder's equity	838,962	828,151	788,462	626,056	323,240	237,927

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

(3)  Adjusted EBITDA represents net (loss) income adjusted for income taxes, interest, depreciation and amortization, change in fair value of contingent acquisition consideration, loss on extinguishment of debt, legal settlements, acquisition, offering and related expenses and related party fees,  CEO transition costs, restructuring charges and stock-based compensation. Adjusted EBITDA is a supplemental measure of our performance and is not a measurement of our performance under GAAP and should not be considered as an alternative to net income or other performance measures derived in accordance with GAAP, or as an alternative to cash flow from operating activities as a measure of our liquidity. Management believes that the presentation of Adjusted EBITDA provides useful information to investors regarding our results of our operations because it assists in analyzing and benchmarking the performance and value of our business. Our determination of Adjusted EBITDA may differ from the way other companies may calculate Adjusted EBITDA. The following table reconciles the Company’s net (loss) income to Adjusted EBITDA.

	Successor					Predecessor
(In thousands)	2013	2012	2011	2010	Period from July 17, 2009 through December 31, 2009	Period from January 1, 2009 through August 24, 2009

Net (loss) income	$(10,002)	$29,331	$(13,422)	$(21,397)	$(9,776)	$(34,644)
Interest and other expenses	24,981	25,771	31,786	38,701	12,093	30
Income tax (benefit) expense	(5,439)	7,497	5,588	(3,651)	(6,509)	(4,222)
Depreciation and amortization	60,127	52,854	43,536	35,226	9,789	8,294
Earnings before interest, taxes, depreciation and amortization (EBITDA)	69,667	115,453	67,488	48,879	5,597	(30,542)
Change in fair value of contingent liabilities	16,065	(2,645)	292	60	-	-
Loss on extinguishment of debt	17,175	-	16,629	-	-	-
Legal settlements	-	874	-	1,646	-	-
Acquisition, offering and related expenses and related party fees	50	335	44,248	17,390	4,936	34,562
CEO transition	6,802	-	-	-	-	-
Restructuring charges	-	-	1,272	3,288	-	-
Stock-based compensation (4)	12,148	9,120	5,509	-	-	22,514
Adjusted EBITDA	$121,907	$123,137	$135,438	$71,263	$10,533	$26,534

(4)  Excludes $5,812 related to CEO transition in 2013.

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

We generate revenue through the sale of leads in the credit card and insurance vertical categories. Primarily through our CreditCards.com, Bankrate.com and CreditCardGuide.com brands, and through our affiliate networks, we provide leads to credit card issuers and principally record sales after the credit card issuers approve the leads’ credit applications. Through our InsWeb, InsureMe and NetQuote brands, we sell leads to insurance agents and insurance carriers. We generate revenue on a per-lead basis based on the actual number of qualified insurance leads generated, and on a per-action basis for credit card applications (i.e., upon approval or completion of an application). Leads are generated not only organically through the Bankrate network of websites, but also through our various affiliate networks, via co-brands, and through marketing initiatives. We sell to advertisers targeting a specific audience in a city or state and also to national advertisers targeting the entire country.

Advertisers that are listed in our mortgage and deposit rate tables have the opportunity to hyperlink their listings or provide a phone number. Additionally, advertisers can buy hyperlinked placement within our qualified insurance listings. By clicking on the hyperlink, users are taken to the advertiser's website. We typically sell our hyperlinks on a per-click pricing model. Under this arrangement, advertisers pay Bankrate a specific, pre-determined cost each time a consumer clicks on that advertiser's hyperlink or calls the phone number (usually found under the advertiser's name in the rate or insurance table listings). All clicks are screened for fraudulent characteristics in accordance with IAB advertising standards by either an independent third party vendor (for our mortgage and deposit products) or internally (for our insurance products) and then charged to the customer’s account.

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

Lead generation, display advertisements and click listings, which we refer to as online revenue, represented approximately 98% of our revenue for the fiscal years ended December 31, 2013 and 2012. We also derive revenue through the sale of print advertisements and the distribution (or syndication) of our editorial content, which we refer to as print publishing and licensing revenue.

Developments

The Company’s results of operations during the fiscal year ended December 31, 2013, as compared to the fiscal year ended December 31, 2012, are impacted by the results of certain acquisitions. In particular, an acquisition made in the credit card vertical during the fiscal year ended December 31, 2012 had pre-acquisition revenue during that period of approximately $20.8 million, which when comparing the results year over year would be deemed to be incremental in 2013. Management believes the incremental operating profit resulting from this acquisition, after allocation of certain expenses, is not material to the results of operations for the fiscal year ended December 31, 2013. In addition, during the fiscal year ended December 31, 2013 the Company acquired LeadKarma as part of its strategy to continue to improve in lead quality, conversion and ROI to our partners in the insurance vertical. Due to integration of LeadKarma and other strategic adjustments made to the business as part of the quality initiative, the net incremental revenue resulting from the LeadKarma acquisition is not determinable nor do we believe it was material to the overall results of operations.

Acquisitions Fiscal Year 2013

During the fiscal year ended December 31, 2013, the Company acquired certain assets and liabilities of certain entities for an aggregate purchase price of $31.5 million, including $11.6 million in fair value of contingent acquisition consideration. These certain entities are individually and in the aggregate immaterial to the Company's net assets and operations. All acquisitions were accounted for as purchases and are included in the Company's consolidated results from their acquisition dates. The Company recorded $9.8 million in goodwill and $20.3 million in intangible assets related to these acquisitions consisting of $11.7 million of trademarks and URLs, $1.9 million of affiliate relationships and $6.7 million of developed technology. The Company has not yet finalized the purchase accounting of one acquisition as it continues to analyze certain documents and amounts.

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

2011 Merger and Recapitalization

On June 21, 2011, Holdings merged with and into the Company with the Company surviving the merger (“2011 Merger”). In connection with the 2011 Merger, Holdings underwent an internal recapitalization in which all preferred and common shares of Holdings were exchanged for shares of a single series of common stock of Holdings (the “Recapitalization”). As a result of the Recapitalization and 2011 Merger, all preferred and common stock (other than restricted stock) of the Company were cancelled and all shares of common stock of Holdings were converted into common stock of the Company. Immediately following the Recapitalization and 2011 Merger, the Company had 87,500,000 shares of common stock issued and outstanding, including 120,135 shares of restricted stock. The surviving corporation in the 2011 Merger retained the name "Bankrate, Inc." The 2011 Merger was accounted for as a common control merger and in a manner similar to a pooling of interests. Accordingly, Holdings and Bankrate were consolidated retroactively to the earliest period presented, using the historical cost basis of each entity. The common stock, per common share, and increase in authorized share amounts in these consolidated financial statements and notes to consolidated financial statements have been presented to retroactively reflect these transactions to the earliest period presented.

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

Key Initiatives

We are focused on the following key initiatives to drive our business:

•	increasing the visitor traffic to our online network;
•	mobile traffic optimization and monetization;
•	optimizing the revenue of our cost-per-thousand-impressions, cost-per-click and cost-per-approval models on our online network;
•	revenue optimization associated with the new look, design and functionality of our mortgage and deposit cost-per-click as well as cost-per-call initiatives;
•	enhancing search engine marketing and keyword buying to drive targeted impressions into our online network;

•	expanding our co-brand and affiliate footprint;
•	broadening the breadth and depth of the personal finance content and products that we offer on our online network;
•	continue the transition to a higher conversion lead model with a greater percentage of owned and operated traffic from a high volume third party lead model;
•	further develop our mobile applications and optimize the consumer experience across different modes of accessing our online network;
•	develop an ongoing relationship with our visitors;
•	containing our costs and expenses; and
•	continuing to integrate our acquisitions to maximize synergies and efficiencies.

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

Lead Generation Revenue

Lead generation revenue consists of cost-per-approval (CPA) and cost-per-lead (CPL) revenue. We generate revenue by delivering measurable online marketing results to our clients in the credit card and personal insurance vertical categories. These results are typically in the form of qualified leads, the outcomes of customers submitting an application for a credit card, or customers being contacted regarding a quote for a personal insurance product. These qualified leads are generated from our marketing activities on our websites or on third party websites with whom we have relationships.

Click and Call Revenue

We also sell hyperlinks (e.g., in our interest rate or insurance table listings) on our online network on a cost-per-click (CPC) and on a cost-per-call basis. We generate revenue upon delivery of qualified and reported click-throughs to our advertisers from a hyperlink in a rate or insurance rate table listing and qualified phone calls. These advertisers pay us a designated transaction fee for each click-through or phone call, which occurs when a user clicks on any of their advertisement listings or makes a phone call to the advertiser. Each phone call or click-through on an advertisement listing represents a completed transaction once it passes our filtering validation process.

Display Advertising Revenue

We sell display advertisements on our online network consisting primarily of leaderboards, banners, badges, islands, posters, and skyscraper advertisements on a cost-per-impression (CPM) basis. We typically charge for these advertisements based on the number of times the advertisement is displayed.

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

Critical Accounting Policies

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP, requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenue and expenses during the period. We base our judgments, estimates and assumptions on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. We evaluate our judgments, estimates and assumptions on a regular basis and make changes accordingly. We believe that the judgments, estimates and assumptions involved in the accounting for revenue recognition, income taxes, the allowance for doubtful accounts receivable, stock-based compensation, useful lives of intangible assets and intangible asset impairment, goodwill impairment, acquisition accounting including the fair value of contingent acquisition consideration, and contingencies have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Below we discuss the critical accounting estimates associated with these policies. For further information on our critical accounting policies, see Note 2 to our consolidated financial statements included in this Annual Report.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to make required payments. We look at historical write-offs and sales growth when determining the adequacy of the allowance. This estimate is inherently subjective because our estimates may be revised as more information becomes available. Should the financial condition of our customers deteriorate, resulting in an impairment of their ability to make payments, or if the level of accounts receivable increases, the need for possible additional allowances may be necessary. Any additions to the allowance for doubtful accounts are recorded as bad debt expense and included in general and administrative expenses. During the years ended December 31, 2013, 2012 and 2011 we charged approximately $604,000, $840,000 and $2.7 million, respectively, to bad debt expense. During the year ended December 31, 2013, 2012 and 2011 we wrote off (net of recoveries) approximately $642,000, $1.7 million and $2.1 million.

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

We performed impairment evaluations in 2013 and 2012, and concluded that there was no impairment of long lived assets including intangible assets with finite lives.

Acquisition Accounting

We completed the acquisition of numerous businesses and websites between 2011 and 2013. The acquisition method of accounting requires companies to assign values to assets and liabilities acquired based upon their fair values. In most instances, there is not a readily defined or listed market price for individual assets and liabilities acquired in connection with a business, including intangible assets. The determination of fair value for assets and liabilities in many instances requires a high degree of estimation. The valuation of intangibles assets, in particular, is very subjective. We generally use internal cash flow models. The use of different valuation techniques and assumptions can change the amounts and useful lives assigned to the assets and liabilities acquired, including goodwill and other intangible assets and related amortization expense. We applied ASC 805, Business Combinations to all business combinations.

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

Revenue Recognition

Online advertising is the sale of advertising, sponsorships, hyperlinks, and lead generation within our online network through our owned and operated sites, such as Bankrate.com, CreditCards.com, Interest.com, CreditCardGuide.com, InsuranceQuotes.com, CarInsurance Quotes.com and AutoInsuranceQuotes.com. The print publishing and licensing business is primarily engaged in the sale of advertising in the Mortgage Guide and CD & Deposit Guide rate tables, newsletter subscriptions, and licensing of research information.

Display Advertising Revenue

Display advertising sales are invoiced monthly at amounts based on specific contract terms predominantly based on the number of impressions actually delivered to the advertiser.

Click and Call Revenue

We recognize click and call revenue monthly for each link based on the number of clicks at the cost-per-click contracted for during an auction bidding process for our insurance products and at a fixed cost-per-click-for our mortgage and deposit products. Additionally, we recognize revenue based on the number of calls at a contracted rate per-call.

Lead Generation Revenue

For the insurance vertical, we recognize revenue on a per-lead basis. For the credit card vertical, we recognize revenue on a per-action basis. We have also entered into revenue sharing arrangements with our vertical content partners based on the revenue earned from their leads.

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

Revenue for distributing editorial rate tables is recognized ratably over the contract or subscription periods.

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

The following table displays our results for the respective periods expressed as a percentage of total revenue.

	Fiscal year ended
	December 31,	December 31,	December 31,
Statement of Operations Data:	2013	2012	2011
Revenue	100%	100%	100%
Cost of revenue (excludes depreciation and amortization)	33%	32%	34%
Gross margin	67%	68%	66%

Operating expenses:
Sales	3%	4%	3%
Marketing	25%	28%	20%
Product development	4%	4%	4%
General and administrative	12%	8%	9%
Legal settlements	0%	0%	0%
Acquisition, offering and related expenses	0%	0%	10%
Restructuring charges	0%	0%	0%
Changes in fair value of contingent acquisition consideration	4%	(1%)	0%
Depreciation and amortization	13%	11%	11%
	61%	54%	57%
Income from operations	6%	14%	9%

Interest and other expenses, net	5%	6%	7%
Loss on early extinguishment of debt	4%	0%	4%

(Loss) income before taxes	(3%)	8%	(2%)
Income tax (benefit) expense	(1%)	2%	1%
Net (loss) income	(2%)	6%	(3%)

Revenue

	Fiscal year ended
(In thousands)	December 31, 2013	December 31, 2012	December 31, 2011
Online (1)	$450,082	$449,061	$416,021
Print publishing	7,350	8,103	8,179
Total revenue	$457,432	$457,164	$424,200

(1) Consists of display advertising, click and call and lead generation.

Cost of Revenue (excludes depreciation and amortization) and Gross Margin

	Fiscal year ended
(In thousands)	December 31, 2013	December 31, 2012	December 31, 2011
Revenue	$457,432	$457,164	$424,200
Cost of revenue	151,050	146,357	143,710
Gross margin	$306,382	$310,807	$280,490
Gross margin as a percentage of revenue	67%	68%	66%

Fiscal Year Ended December 31, 2013 Compared to Fiscal Year Ended December 31, 2012

Revenue

Total revenue was $457.4 million and $457.2 million for the fiscal years ended December 31, 2013 and 2012, respectively, representing an increase of 0%, due to the reasons set forth below.

Total lead revenue increased by $4.9 million for the fiscal year ended December 31, 2013 compared to the same period in 2012. Per approved lead (cost-per-approval or CPA) revenue increased by approximately 39% as a result of strong credit card issuer marketing activities. This was partially offset by a decline in per application (cost-per-lead or CPL) revenue of approximately 29%. The decline in CPL revenue was due to the Company’s quality initiative to substantially reduce reduce lower quality affiliate leads and boost the overall quality and conversion of its insurance products,  which the Company took further significant steps for during the second half of 2012 and continued through 2013. This ongoing initiative has resulted in higher lead conversion rates, increased carrier and agent demand and improved monetization in the back half of 2013.

Click and Call revenue (cost-per-click or CPC) decreased by $7.0 million for the fiscal year ended December 31, 2013 compared to the same period in 2012, due to a decrease in the number of clicks and calls ($17.8 million impact) and an increase in the overall rate ($10.7 million impact). Both the decline in number of clicks and the increase in monetization is primarily attributable to the quality initiative we undertook in the insurance vertical whereby we cut lower quality sources to improve the overall quality of the products we sold resulting in increased monetization as our customers are willing to pay more for higher quality. The fluctuation was also impacted by a reduction in mortgage refinancing traffic offset by higher pricing on mortgage and deposit clicks as a result of a price increase.

Display advertising revenue (cost-per-impression or CPM) increased by $2.8 million for the fiscal year ended December 31, 2013 compared to the same period in 2012, which was driven by an increase in sold impressions ($9.7 million impact), offset by a decrease in cost per impressions yield per page ($6.9 million impact). The decline in yield is the result of a change in the blended mix of ads sold.

Cost of Revenue (excludes depreciation and amortization) and Gross Margin

Cost of revenue for the fiscal year ended December 31, 2013 of $151.1 million was $4.7 million higher than the same period in 2012. The Company incurred $1.1 million more in distribution payments to our online partners and affiliates as a result of higher online revenue on affiliate sites, $2.1 million in higher outside labor costs and $924,000 in higher compensation. Our gross margin for the fiscal year ended December 31, 2013 was 67%, compared to 68% for the same period in 2012.The slight decline is a result of the change in mix of revenues among our product verticals as well as an increase in affiliate revenue in our credit card vertical.

Operating Expenses

Sales

Sales expenses for the fiscal year ended December 31, 2013 of $15.1 million were approximately $1 million lower than the same period in 2012, primarily due to $290,000 in lower compensation, $878,000 in lower contract labor costs and $307,000 in lower facility costs, partially offset by $381,000 in higher stock-based compensation expense.

Marketing

Marketing expenses for the fiscal year ended December 31, 2013 of $113.5 million were $12.7 million lower than the same period in 2012. The decrease is due to the Company incurring $14.1 million in lower paid marketing expense primarily attributed to a reduction in third-party e-mail spend as part of the overall quality improvement initiative in our insurance vertical. As part of the initiative, the Company directed its efforts on improving monetization through its own internal direct search (SEM) programs, where spend remained relatively flat year over year. The decrease in paid marketing expense is partially offset by $771,000 in higher compensation largely resulting from increased incentive compensation and $308,000 in higher stock-based compensation expense.

Product Development

Product development costs for the fiscal year ended December 31, 2013 of $18.7 million were approximately $1.7 million higher than the comparable period in 2012, primarily due to $911,000 in higher compensation largely resulting from increased incentive compensation, higher outside labor costs of $416,000 and higher stock-based compensation expense of $174,000.

General and Administrative

General and administrative expenses for the fiscal year ended December 31, 2013 of $56.1 million were $18.7 million higher than the same period in 2012, due primarily to increases of $7.6 million in compensation largely resulting from increased incentive compensation as the Company achieved performance targets in 2013, $12.4 million in stock-based compensation of which $5.8 million relates to the modification of awards in connection with the CEO transition, $858,000 in facility costs and $432,000 in outside labor costs.

Acquisition, Offering and Related Expenses and Related Party Fees

Acquisition, offering and related expenses and related party fees for the fiscal year ended December 31, 2013 were $50,000 as compared to $335,000 for the same period in 2012. Acquisition, offering and related expenses and related party fees for the fiscal year ended December 31, 2013 were primarily related to direct legal costs incurred related to our asset acquisitions. The acquisition, offering and related expenses and related party fees for the fiscal year ended December 31, 2012 were primarily related to the adjustment of over accrued estimates recorded in 2011 for costs incurred in connection with our Initial Public Offering, Secondary Offering and transition services for the InsWeb acquisition.

Change in Fair Value of Contingent Acquisition Consideration

Change in fair value of contingent acquisition consideration for the fiscal year ended December 31, 2013 was an increase of $16.1 million compared to a decrease of $2.6 million for the same period in 2012 as a result of better than expected results of acquired businesses.

Depreciation and Amortization

Depreciation and amortization expense for the fiscal year ended December 31, 2013 of $60.1 million was $7.3 million higher than the same period in 2012 due to a $6.1 million increase in amortization expense resulting primarily from intangibles acquired during the year ended December 31, 2013 and full year amortization of intangibles acquired during the year ended December 31, 2012.

Interest and Other Expenses, net

Interest and other expenses, net for the fiscal year ended December 31, 2013 primarily consists of expenses associated with the Senior Notes and the Senior Secured Notes, partially offset by other income and de minimis interest earned on cash and cash equivalents. Interest and other expenses, net for the fiscal year ended December 31, 2013 was $25.0 million, which primarily consisted of $7.3 million of interest on the Senior Notes, $14.8 million of interest on the Senior Secured Notes and $2.5 million for amortization of deferred financing costs and original issue discounts on the Senior Notes, the Senior Secured Notes, the New Credit Agreement and Revolving Credit Facilities.    This was partially offset by de minimis interest and other income.

Interest and other expenses, net for the fiscal year ended December 31, 2012 was $25.8 million, which primarily consisted of $22.9 million for the Senior Secured Notes, and $2.5 million of amortization of deferred financing costs on the Senior Secured Notes and line of credit and original issue discount on the Senior Secured Notes, partially offset by de minimis interest earned on cash and cash equivalents.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt for the fiscal year ended December 31, 2013 was $17.2 million as compared to zero for the year ended December 31, 2012 for the early extinguishment of $195 million of Senior Secured Notes in 2013.

Income Tax (Benefit) Expense

Our income tax benefit for the fiscal year ended December 31, 2013 of $5.4 million was $12.9 million lower than our income tax expense of $7.5 million for the fiscal year ended December 31, 2012. Our effective tax rate changed from approximately 20% during the fiscal year ended December 31, 2012 to approximately 35% in the same period in 2013 due to a tax benefit resulting from an IRS settlement and related reversals of uncertain tax positions during the fiscal year ended December 31, 2012. The IRS settlement did not impact the effective tax rate of 2013.

Fiscal Year Ended December 31, 2012 Compared to Fiscal Year Ended December 31, 2011

Revenue

Total revenue was $457.2 million and $424.2 million for the years ended December 31, 2012 and December 31, 2011, respectively, representing an increase of 7.8% due to the reasons set forth below.

Per approved lead and per application revenue decreased by $17.1 million for the fiscal year ended December 31, 2012 compared to the same period in 2011. The overall decrease consisted of a blend of insurance lead revenue increasing by approximately 6% while card product revenue decreased by approximately 16%, as a result of a decline in marketing activities and spend on the part of the credit card issuers. In addition, the Company moved to substantially further reduce lower quality affiliate insurance leads during the second half of 2012 and boost the overall quality and conversion of its insurance products. Although insurance lead revenue was up by approximately 6% for the entire year, these actions led to a decline in insurance lead revenue towards the end of the year. The Company believes these actions will benefit the Company over time through carrier and agent growth resulting from higher quality products, which we believe will drive higher monetization and growth in the business.

Hyperlink revenue increased by $43.4 million for the year ended December 31, 2012 compared to the same period in 2011, due to an increase in the number of clicks ($29.9 million impact) and an increase in the overall rate ($13.5 million impact). The growth in click volume was across all products including insurance, mortgage and deposits. The increase in the overall rate was driven primarily by increased rates in mortgage and deposit products.

Display advertising revenue increased by $6.8 million for the year ended December 31, 2012 compared to the same period in 2011, which was driven by an increase in sold impressions ($6.6 million impact), and an increase in cost per impressions yield per page ($200,000 impact).

Cost of Revenue (excludes depreciation and amortization) and Gross Margin

Cost of revenue for the year ended December 31, 2012 of $146.4 million was $2.6 million higher than the same period in 2011. The Company incurred $1.6 million more in distribution payments to our online partners and affiliates as a result of higher online revenue on affiliate sites and $898,000 in higher compensation. The Company also incurred $599,000 for stock-based compensation expense for the fiscal year ended December 31, 2012 and $445,000 for the same period in 2011. Our gross margin for the year ended December 31, 2012 was 68%, compared to 66% for the year ended December 31, 2011, increasing primarily due to the higher share of direct traffic to insurance lead business and growth in margin in cost-per-click and display business.

Operating Expenses

Sales

Sales expenses for the year ended December 31, 2012 of $16.1 million were $3.1 million higher than the same period in 2011, primarily due to $1.2 million increase in compensation and $902,000 in higher contract labor costs, and, and $488,000 in higher stock-based compensation expense.

Marketing

Marketing expenses for the year ended December 31, 2012 of $126.2 million, were $40.2 million higher than the same period in 2011. The increase is due to the Company incurring an additional $38.1 million in SEM expense to drive higher online revenue, $863,000 in higher compensation and $493,000 in higher stock-based compensation expense.

Product Development

Product development costs for the year ended December 31, 2012 of $17.0 million were $2.2 million higher than the comparable period in 2011, primarily due to $1.9 million in higher compensation and $507,000 of stock-based compensation offset by lower outside labor costs of $237,000.

General and Administrative

General and administrative expenses for the year ended December 31, 2012 of $37.4 million, were $769,000 higher than the same period in 2011, due primarily to increases of $3.5 million in professional fees, $2.0 million in stock-based compensation, $792,000 in bank fees and insurance premiums and $504,000 in business taxes, offset by decreases of $4.7 million in compensation primarily related to incentive compensation and $1.8 million in bad debt expense.

Acquisition, Offering and Related Expenses and Related Party Fees

Acquisition, offering and related expenses and related party fees for the year ended December 31, 2012 was $335,000 as compared to $44.2 million for the same period in 2011. Acquisition, offering and related expense and related party fees for the year ended December 31, 2012 were primarily related to the adjustment of over accrued estimates recorded in 2011 for costs incurred in connection with our Initial Public Offering, Secondary Offering and transition services for the InsWeb acquisition. The acquisition, offering and related expenses and related party fees for the same period in 2011 were primarily related to costs associated with our Initial Public Offering, Secondary Offering, the acquisition of InsWeb and advisory fees to shareholders.

Restructuring Costs

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

Depreciation and Amortization

Depreciation and amortization expense for the year ended December 31, 2012 of $52.9 million was $9.3 million higher than the same period in 2011 due to a $7.8 million increase in amortization expense resulting from intangibles acquired during the year ended December 31, 2012.

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

Interest and other expenses, net for the year ended December 31, 2011 was $31.8 million, which primarily consisted of $29.1 million for the Senior Secured Notes, and $2.7 million of amortization of deferred financing costs and original issue discount partially offset by de minimis interest earned on cash and cash equivalents.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt for the fiscal year ended December 31, 2012 was zero as compared to $16.6 million for the year ended December 31, 2011 for the early extinguishment of $105 million of Senior Secured Notes.

Income Tax Expense

Income tax expense for the fiscal year ended December 31, 2012 of $7.5 million was $1.9 million higher than our income tax expense of $5.6 million for the fiscal year ended December 31, 2011. Our effective tax rate changed from approximately (71)% during the year ended December 31, 2011 to approximately 20% in the same period in 2012 due to a tax benefit resulting from an IRS settlement and related reversals of uncertain tax positions during the fiscal year ended December 31, 2012 compared to non-deductible costs and accruals for uncertain tax positions incurred during the fiscal year ended December 31, 2011.

Liquidity and Capital Resources

(In thousands)	December 31, 2013	December 31, 2012	Change
Cash and cash equivalents	$230,071	$83,590	$146,481
Working capital	$225,463	$102,534	$122,929
Stockholders' equity	$838,962	$828,151	$10,811

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

As of December 31, 2013, we had working capital of $225.5 million and our primary commitments were normal working capital requirements and $7.4 million in accrued interest for the Senior Notes. In addition, we have commitments for potential earn out obligations related to past acquisitions totaling $38.8 million as of December 31, 2013.

As of December 31, 2012, we had working capital of $102.5 million and our primary commitments were normal working capital requirements and $10.6 million in accrued interest for the Senior Secured Notes. In addition, we have commitments for potential earn out obligations related to past acquisitions totaling $17.2 million as of December 31, 2012.

We assess acquisition opportunities as they arise. Financing may be required if we decide to make additional acquisitions or if we are required to make any earn out payments to which the former owners of our acquired businesses may be entitled. There can be no assurance, however, that any such opportunities may arise, or that any such acquisitions may be consummated. Additional financing may not be available on satisfactory terms or at all when required.

Debt Financing

Revolving Credit Facility

We have a Revolving Credit Facility in an aggregate amount of $70.0 million which matures on May 17, 2018 ("Revolving Credit Facility"). All obligations under the Revolving Credit Facility are guaranteed by the Guarantors and are secured, subject to certain exceptions, by first priority liens and security interests in the assets of the Company and the Guarantors.

As of December 31, 2013, we had no amount outstanding under the Revolving Credit Facility and we were in compliance with all required covenants.

Senior Notes

As of December 31, 2013, we had $300.0 million in Senior Notes outstanding for which interest is accrued daily on the outstanding principal amount at 6 1/8% and is payable semi-annually, in arrears, on February 15th and August 15th in cash. The Senior Notes are due August 15, 2018. Accrued interest on the Senior Notes as of December 31, 2013 is approximately $7.4 million. Refer to Note 12 in the Notes to Consolidated Financial Statements for a further description of the Senior Notes.

Operating Activities

During the fiscal year ended December 31, 2013, operating activities provided cash of $105.3 million compared to $77.3 million for the same period in 2012. The increase is due primarily to net cash refunded for taxes in 2013 of $10.9 million compared to net cash paid for taxes in 2012 of $19.7 million, a net increase of $30.6 million. This was partially offset by an increase in cash paid for interest of $2.5 million and a decrease of $6.1 million in net income excluding non-cash charges (primarily depreciation and amortization, deferred income taxes, stock-based compensation, losses on early extinguishment of debt and changes in fair value of contingent acquisition consideration).

During the fiscal year ended December 31, 2012, operating activities provided cash of $77.3 million compared to $48.3 million for the same period in 2011. The increase is due primarily to a decrease in interest paid of $11.9 million and an increase of $32.5 million in net income excluding non-cash charges (primarily depreciation and amortization, provision for doubtful accounts, deferred income taxes, stock-based compensation, losses on early extinguishment of debt and changes in fair value of contingent consideration).This was partially offset by an increases in taxes paid of $19.9 million.

Investing Activities

For the fiscal year ended December 31, 2013, cash flows used in investing activities was $33.2 million compared to $45.3 million for the same period in 2012. The decrease is due primarily to a decrease of $9.3 million of cash used for business acquisitions and a decrease of $2.5 million of cash used for purchases of furniture, fixtures, equipment and capitalized website development costs.

For the year ended December 31, 2012, cash flows used in investing activities was $45.3 million compared to $95.7 million for the same period in 2011. The decrease is due primarily to a decrease of $58.1 million of cash used for business acquisitions, offset by an increase of $7.5 million of cash used for purchases of furniture, fixtures, equipment and capitalized website development costs.

Financing Activities

For the fiscal year ended December 31, 2013, cash provided by financing activities was $74.4 million compared to cash used in financing activities of $4.7 million for the same period in 2012. The change is due primarily to proceeds of $300.0 million from the issuance of the Senior Notes, less $11.9 million for underwriting fees and direct costs related to the issuance of such notes, and $2.8 million in proceeds from the issuance of common stock, partially offset by $209.0 million of cash used for the early redemption of the Senior Secured Notes in 2013. Additionally, there was an increase of $1.4 million in cash proceeds from the issuance of common stock and a decrease of $1.9 million of cash used for acquisition earn outs and contingent liabilities.

For the year ended December 31, 2012, cash flows used in financing activities was $4.7 million, compared to $11.8 million for the same period of 2012. The decrease is due primarily to a decrease in proceeds from the issuance of common stock of $168.8 million, a decrease of $5.1 in cash paid for acquisition earnouts and contingent acquisition consideration offset by additional payments of $117.3 million for repurchases of long term debt and $61.3 million in payments to dissenting shareholders that was only made in 2011.

Contractual Obligations

The following table represents the amounts due under the specified types of contractual obligations as of December 31, 2013:

(In thousands)	Payments Due Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Capital lease obligations	$135	$17	$-	$-	$152
Operating lease obligations (1)	3,319	6,147	1,780	1,133	12,379
Purchase obligations (2)	349	1	-	-	350
Long-term debt (3)	18,638	37,276	337,210	-	393,124
	$22,441	$43,441	$338,990	$1,133	$406,005

(1) Includes our obligations under existing operating leases.

(2) Represents base contract amounts for Internet hosting, co-location, content distribution and other infrastructure costs.

(3) Represents interest and principal payments on the Notes and commitment fees on the Revolving Credit Facility.

Additionally as of December 31, 2013, we have approximately $10.4 million and $2.5 million accrued for uncertain tax positions, excluding estimated interest and penalties, included in other liabilities and current deferred tax assets, respectively, as we cannot determine when (or if) any tax payments will ultimately be paid. We also have approximately $24.5 million in other current liabilities and $14.2 million in other liabilities accrued for contingent acquisition consideration as of December 31, 2013.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The primary objective of our investment strategy is to preserve principal while maximizing the income we receive from investments without significantly increasing risk. To minimize this risk, to date we have maintained our portfolio of cash equivalents in short-term and overnight investments that are not subject to market risk, as the interest paid on such investments fluctuates with the prevailing interest rates. As of December 31, 2013, all of our cash equivalents mature in less than three months.

None of our outstanding debt as of December 31, 2013 was subject to variable interest rates as we did not have an outstanding balance for borrowed money under our Revolving Credit Facility as of December 31, 2013. Interest under the Revolving Credit Facility accrues at variable rates based, at our option, on the alternate base rate (as defined in the Revolving Credit Facility) plus a margin of 3.00% or at the adjusted LIBO rate (as defined in the Revolving Credit Facility) plus a margin of 2.00%. Our fixed interest rate debt includes $300 million of the Senior Notes in the aggregate principal amount.

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

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Bankrate, Inc.

We have audited the accompanying consolidated balance sheets of Bankrate, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bankrate, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2014 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Fort Lauderdale, Florida
February 27, 2014

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Bankrate, Inc.

We have audited the internal control over financial reporting of Bankrate, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.  Our audit of, and opinion on, the Company’s internal control over financial reporting does not include internal control over financial reporting of LeadKarma, whose assets and operations were purchased from LeadKarma LLC in 2013, and whose financial records reflect total assets and revenues constituting 1% and 3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.  As indicated in Management’s Report, LeadKarma was acquired during the third quarter of 2013 and therefore management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting for these assets and operations.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2013, and our report dated February 27, 2014 expressed an unqualified opinion on those financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2013, and our report dated March 1, 2013 expressed an unqualified opinion on those financial statements.4

/s/ Grant Thornton LLP

Fort Lauderdale, Florida
February 27, 2014

Management's Report on Internal Control Over Financial Reporting

Bankrate’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Bankrate's management assessed the effectiveness of Bankrate's internal control over financial reporting as of December 31, 2013 based on the framework in the 1992 Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on the results of the assessment, Bankrate's management concluded that Bankrate's internal control over financial reporting was effective as of December 31, 2013.

The scope of management’s assessment of the effectiveness of our internal controls over financial reporting included all of our consolidated operations except for the operations of LeadKarma, which we acquired in the third quarter of 2013. LeadKarma’s operations represented approximately 1% of our consolidated total assets and approximately 3% of our consolidated net revenues as of and for the year ended December 31, 2013.

The effectiveness of Bankrate's internal control over financial reporting as of December 31, 2013 has been audited by Grant Thornton LLP, Bankrate's independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

/s/ Kenneth S. Esterow/s/ Edward J. DiMaria

Kenneth S. EsterowEdward J. DiMaria

President and Chief Executive OfficerSenior Vice President – Chief Financial Officer

February 27, 2014February 27, 2014

Bankrate, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,	December 31,
	2013	2012
Assets
Cash and cash equivalents	$230,071	$83,590
Accounts receivable, net of allowance for doubtful accounts of
$620 and $658 at December 31, 2013 and December 31, 2012	61,962	52,598
Deferred income taxes	7,155	3,763
Prepaid expenses and other current assets	9,736	13,691
Total current assets	308,924	153,642

Furniture, fixtures and equipment, net of accumulated depreciation of
$19,690 and $12,851 at December 31, 2013 and December 31, 2012	12,930	10,024
Intangible assets, net of accumulated amortization of
$181,721 and $128,366 at December 31, 2013 and December 31, 2012	350,206	382,732
Goodwill	611,975	602,173
Other assets	12,776	11,579
Total assets	$1,296,811	$1,160,150

Liabilities and Stockholders' Equity
Liabilities
Accounts payable	7,149	8,227
Accrued expenses	40,546	22,033
Deferred revenue and customer deposits	3,792	3,861
Accrued interest	7,379	10,588
Other current liabilities	24,595	6,399
Total current liabilities	83,461	51,108

Deferred income taxes	51,699	64,482
Long term debt, net of unamortized discount	297,021	193,943
Other liabilities	25,668	22,466
Total liabilities	$457,849	$331,999

Commitments and contingencies (Note 9)

Stockholders' equity
Common stock, par value $.01 per share -
300,000,000 shares authorized at December 31, 2013 and December 31, 2012;
101,749,513 shares and 100,097,969 shares issued at December 31, 2013 and
December 31, 2012; 101,698,985 shares and 100,047,441 shares outstanding at December 31, 2013 and December 31, 2012	1,017	1,000
Additional paid-in capital	864,152	843,393
Accumulated deficit	(25,266)	(15,264)
Less: Treasury stock, at cost - 50,528 shares at December 31, 2013 and December 31, 2012	(591)	(591)
Accumulated other comprehensive loss	(350)	(387)
Total stockholders' equity	838,962	828,151
Total liabilities and stockholders' equity	$1,296,811	$1,160,150

The accompanying notes are an integral part of these consolidated financial statements.

Bankrate, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income  (Loss)

(In thousands, except share and per share data)

	Fiscal year ended
	December 31,	December 31,	December 31,
	2013	2012	2011
Revenue	$457,432	$457,164	$424,200
Cost of revenue (excludes depreciation and amortization)	151,050	146,357	143,710
Gross margin	306,382	310,807	280,490

Operating expenses:
Sales	15,067	16,114	12,980
Marketing	113,478	126,222	86,053
Product development	18,746	17,023	14,866
General and administrative	56,134	37,431	36,662
Legal settlements	-	874	-
Acquisition, offering and related expenses	50	335	44,248
Restructuring charges	-	-	1,272
Changes in fair value of contingent acquisition consideration	16,065	(2,645)	292
Depreciation and amortization	60,127	52,854	43,536
	279,667	248,208	239,909
Income from operations	26,715	62,599	40,581

Interest and other expenses, net	24,981	25,771	31,786
Loss on early extinguishment of debt	17,175	-	16,629

(Loss) income before taxes	(15,441)	36,828	(7,834)
Income tax (benefit) expense	(5,439)	7,497	5,588
Net (loss) income	$(10,002)	$29,331	$(13,422)

Basic and diluted net (loss) income per share:
Basic	$(0.10)	$0.29	$(0.14)
Diluted	(0.10)	0.29	(0.14)
Weighted average common shares outstanding:
Basic	100,108,316	99,985,782	94,160,687
Diluted	100,108,316	100,831,459	94,160,687

Net (loss) income	$(10,002)	$29,331	$(13,422)
Other comprehensive income, net of tax	37	353	-
Comprehensive (loss) income	$(9,965)	$29,684	$(13,422)

The accompanying notes are an integral part of these consolidated financial statements.

Bankrate, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock
(In thousands)	Shares	Amount	Additional paid-in capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss - Foreign Currency Translation	Total Stockholders' Equity
Balance at January 1, 2011	87,380	$874	$657,095	$(31,173)	$-	$(740)	$626,056
Restricted stock issued, net of cancellations	112	1	(1)	-	-	-	-
Common stock issued	12,500	125	170,194	-	-	-	170,319
Stock-based compensation	-	-	5,509	-	-	-	5,509
Net loss	-	-	-	(13,422)	-	-	(13,422)
Balance at December 31, 2011	99,992	$1,000	$832,797	$(44,595)	$-	$(740)	$788,462
Other comprehensive income, net of taxes	-	-	-	-	-	353	353
Treasury stock purchased	(32)	-	-	-	(591)	-	(591)
Restricted stock forfeited	(10)	-	-	-	-	-	-
Common stock issued	98	-	1,462	-	-	-	1,462
Stock-based compensation	-	-	9,120	-	-	-	9,120
Excess tax benefit	-	-	14	-	-	-	14
Net income	-	-	-	29,331	-	-	29,331
Balance at December 31, 2012	100,048	$1,000	$843,393	$(15,264)	$(591)	$(387)	$828,151
Other comprehensive income, net of taxes	-	-	-	-	-	37	37
Restricted stock issued, net of cancellations	1,043	11	(11)	-	-	-	-
Performance stock issued, net of cancellations	420	4	(4)	-	-	-	-
Common stock issued	188	2	2,828	-	-	-	2,830
Stock-based compensation	-	-	17,960	-	-	-	17,960
Excess tax benefit	-	-	(14)	-	-	-	(14)
Net loss	-	-	-	(10,002)	-	-	(10,002)
Balance at December 31, 2013	101,699	$1,017	$864,152	$(25,266)	$(591)	$(350)	$838,962

The accompanying notes are an integral part of these consolidated financial statements

Bankrate, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal year ended
	December 31,	December 31,	December 31,
	2013	2012	2011
Cash flows from operating activities
Net (loss) income	$(10,002)	$29,331	$(13,422)
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	60,127	52,854	43,536
Provision for doubtful accounts receivable	604	840	2,681
Deferred income taxes	(16,175)	2,739	4,567
Amortization of deferred financing charges and original issue discount	2,529	2,510	2,395
Loss on early extinguishment of debt	17,175	-	16,629
Stock-based compensation	17,960	9,120	5,509
Excess tax benefit from stock-based compensation	14	(14)	-
Loss on disposal of assets	399	47	188
Changes in fair value of contingent acquisition consideration	16,065	(2,645)	292
Change in operating assets and liabilities, net of effect of business acquisitions
Accounts receivable	(6,218)	7,702	(16,120)
Prepaid expenses and other assets	4,000	(11,144)	3,321
Accounts payable	(1,632)	(1,208)	(4,217)
Accrued expenses	18,686	(5,614)	9,420
Other liabilities	1,840	(4,868)	(5,035)
Deferred revenue	(69)	(2,369)	(1,429)
Net cash provided by operating activities	105,303	77,281	48,315

Cash flows from investing activities
Purchases of furniture, fixtures and equipment and capitalized website development costs	(11,093)	(13,637)	(6,245)
Cash used in business acquisitions, net	(22,125)	(31,393)	(89,469)
Restricted cash	5	(304)	2
Net cash used in investing activities	(33,213)	(45,334)	(95,712)

Cash flows from financing activities
Proceeds from issuance of long term debt	300,000	-	-
Underwriting fees and direct costs on issuance of long term debt	(11,882)	-	(2,950)
Repurchase of long term debt	(209,024)	-	(117,337)
Cash paid for acquisition earnouts and contingent acquisition consideration	(7,500)	(5,626)	(576)
Purchase of Company common stock	-	(591)
Proceeds from issuance of common stock, net of costs	2,830	1,462	170,319
Payments to dissenting shareholders	-	-	(61,253)
Excess tax benefit from stock-based compensation	(14)	14	-
Net cash provided by (used in) financing activities	74,410	(4,741)	(11,797)

Effect of exchange rate on cash and cash equivalents	(19)	171	(223)
Net increase (decrease) in cash	146,481	27,377	(59,417)
Cash - beginning of period	83,590	56,213	115,630
Cash - end of period	$230,071	$83,590	$56,213

Supplemental disclosure of other cash flow activities
Cash paid for interest	25,826	23,292	35,186
Cash (refunded) paid for taxes, net of (payments) refunds	(10,853)	19,705	(222)

Supplemental disclosure of non-cash investing and financing activities
Contingent acquisition consideration	11,600	20,800	2,130
Acquisition related payables	-	1,400	532

The accompanying notes are an integral part of these consolidated financial statements.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

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

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

In the first quarter of 2012, Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2011-08, "Testing Goodwill for Impairment" became effective. ASU 2011-08 allows entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit (i.e., the first step of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not greater than the carrying amount, a quantitative calculation would not be needed. The adoption of ASU 2011-08 did not have a material impact on the company's financial position, results of operations or cash flows.

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. The adoption of ASU 2012-02 as of August 1, 2012 did not have a material impact on the Company's consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This amendment requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The amendment is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of ASU 2011-11 did not have a material impact on the Company's consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 requires registrants to provide information about the amounts reclassified out of AOCL by component. In addition, an entity is required to present significant amounts reclassified out of AOCL by the respective line items of net income. ASU 2013-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company will reflect the impact of these amendments beginning with the Company's Quarterly Report on Form 10-Q for the period ending March 31, 2013. As the new standard does not change the current requirements for reporting net income or other comprehensive income in the financial statements, the Company's financial position, results of operations or cash flows have not been impacted.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  The amendments in ASU 2013-11 require an entity to present an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for an net operating loss ("NOL") carryforward, a similar tax loss, or a tax credit carryforward except when: (1) An NOL carryforward, a similar tax loss, or a tax credit carryforward is not available as of the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position; or (2) The entity does not intend to use the deferred tax asset for this purpose (provided that the tax law permits a choice). If either of these conditions exists, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. The amendment does not affect the recognition or measurement of uncertain tax positions under ASC 740. This amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. The adoption of this amendment did not have a material impact on the Company's consolidated financial statements.

Recently Issued Pronouncements, Not Adopted as of December 31, 2013

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

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

years (and interim reporting periods within those years) beginning after December 15, 2013 and early adoption is permitted. We do not expect the adoption of this amendment to have a material impact on the Company's consolidated financial statements.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We believe that the judgments, estimates and assumptions involved in the accounting for revenue recognition, income taxes, the allowance for doubtful accounts receivable, useful lives of intangible assets, share based payments and intangible asset impairment, goodwill impairment, acquisition accounting including the fair value of contingent acquisition consideration, and contingencies have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Actual results could differ from those estimates.

Cash and Cash Equivalents

We consider all highly liquid debt investments purchased with an original maturity of less than three months to be cash equivalents. The carrying value of these investments approximates fair value. As of December 31, 2013, our cash and cash equivalents consisted of approximately $228.3 million of operating cash subject to the $250,000 FDIC insured deposit limit, approximately $1.4 million held in British pound sterling and $397,000 held in Renminbi in China.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to make required payments. We look at historical write-offs and sales growth when determining the adequacy of the allowance. Should the financial condition of our customers deteriorate, resulting in an impairment of their ability to make payments, or if the level of accounts receivable increases, the need for possible additional allowances may be necessary. Any additions to the allowance for doubtful accounts are recorded as bad debt expense and included in general and administrative expenses. During the years ended December 31, 2013, 2012 and 2011 we charged approximately $604,000, $840,000 and $2.7 million, respectively, to bad debt expense. During the years ended December 31, 2013, 2012 and 2011 we wrote off (net of recoveries) approximately $642,000,  $1.7 million and $2.1 million, respectively, of accounts deemed uncollectible.

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

Intangible Assets

Intangible assets consist primarily of domain names and URLs, customer relationships, affiliate relationships and developed technologies acquired in connection with the Bankrate Acquisition and our subsequent acquisitions. Intangible assets are being amortized over their estimated useful lives on both straight-line and accelerated bases.

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

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of such assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.

There was no impairment of long-lived assets including intangible assets with finite lives for the years ended December 31, 2013, 2012 and 2011.

Goodwill

The Company records the excess of purchase price over the fair value of the tangible and identified intangible assets acquired as goodwill. The goodwill is tested for impairment annually, as well as when an event, or change in circumstances, indicates an impairment may have occurred. In accordance with ASC 350, Intangibles—Goodwill and Other, we first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (a likelihood of more than 50%) that the fair value of our reporting unit is less than its carrying amount. We have determined that we have one segment and one reporting unit. We perform this assessment annually, on October 1st of each year, or more frequently, if facts and circumstances warrant a review, at the reporting unit level. If after assessing the qualitative factors, we determine that it is not more likely than not that the fair value of the reporting unit is less than the carrying value then we conclude that we have no goodwill impairment and no further testing is performed, otherwise, we proceed to the two-step process. The first step under the two step process, since the carrying amount of our reporting unit is greater than zero, is to compare the fair value of the reporting unit to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded. We performed impairment evaluations in each period presented and concluded that there was no impairment of goodwill.

Website and Internal-Use Software Development Costs

We account for website development costs under ASC 350-50, Intangibles—Goodwill and Other—Website Development Costs. ASC 350-50 provides guidance on the accounting for the costs of development of company websites, dividing the website development costs into five stages: (1) the planning stage, during which the business and/or project plan is formulated and functionalities, necessary hardware and technology are determined, (2) the website application and infrastructure development stage, which involves acquiring or developing hardware and software to operate the website, (3) the graphics development stage, during which the initial graphics and layout of each page are designed and coded, (4) the content development stage, during which the information to be presented on the website, which may be either textual or graphical in nature, is developed, and (5) the operating stage, during which training, administration, maintenance and other costs to operate the existing website are incurred. The costs incurred in the website application and infrastructure stage, the graphics development stage and the content development stage are capitalized; all other costs are expensed as incurred. In addition, the Company incurs costs to develop software for internal use which are accounted for under ASC 350-40, Intangibles—Goodwill and Other—Internal-Use Software. The Company expenses all costs that relate to the preliminary project and post-implementation operation phases of development as product development expense. Costs incurred in the application development phase are capitalized until the project is completed and the asset is placed in service. The Company capitalized website and internal-use software development costs totaling approximately $5.9 million, $5.2 million and $2.8 million during the years ended December 31, 2013, 2012 and 2011, respectively which are recorded as a component of other assets on the balance sheet. These amounts are amortized over a three year period upon being placed into service and transferred to furniture, fixtures and equipment.

Basic and Diluted Income (Loss) Per Share

We compute basic income (loss) per share by dividing net income (loss) for the year by the weighted average number of shares outstanding for the year. Diluted income (loss) per share includes the effects of dilutive common stock equivalents, consisting of outstanding share-based awards, unrecognized compensation expense and tax benefits in accordance with ASC 718, Compensation – Stock Compensation, to the extent the effect is not antidilutive, using the treasury stock method. Since we had a net loss attributable to common shareholders, basic and diluted loss per share are the same for the years ended December 31, 2013 and 2011.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Deferred Compensation Plan

During 2002, we established a non-qualified deferred compensation plan that permits eligible employees to defer a portion of their compensation. The deferred compensation liability (other non-current liabilities) was $222,000 and $194,000 at December 31, 2013 and 2012, respectively. We have established a grantor trust (Rabbi Trust) to provide funding for benefits payable under our non-qualified deferred compensation plan. The assets held in the trust amounted to $168,000 and $141,000 at December 31, 2013 and 2012, respectively. The Rabbi Trust’s assets consist of short-term cash investments and a managed portfolio of equity securities. These assets are included in other assets in the accompanying consolidated balance sheets.

Deferred Financing Costs

In connection with the issuance of the Senior Notes on August 7, 2013, the Company incurred approximately $7.2 million in underwriting fees and direct costs that have been classified as deferred financing costs related to the issuance of the Senior Notes, which are amortized to interest expense using the effective interest method over the term of the related debt.

In connection with the issuance of the New Credit Agreement in an aggregate amount of $70.0 million in August 2013, the Company incurred $1.5 million in bank and legal fees. These fees have been classified as deferred financing costs and are being amortized to interest expense using a straight line method over the term of the New Credit Agreement.

In connection with the issuance of the Senior Secured Notes on July 13, 2010, the Company incurred approximately $11.6 million in underwriting fees and direct costs that have been classified as deferred financing costs related to the issuance of the Senior Secured Notes, which are amortized to interest expense using the effective interest method over the term of the related debt.

In connection with the issuance of the Revolving Credit Facilities in an aggregate amount of $100.0 million in June 2011, the Company incurred $3.0 million in bank and legal fees. These fees have been classified as deferred financing costs and are being amortized to interest expense using a straight line method over the term of the Revolving Credit Facilities.

During the years ended December 31, 2013, 2012 and 2011, we amortized approximately $2.1 million,  $2.2 million and $2.0 million, respectively, in deferred financing costs which is recorded in interest expense. In addition, the Company expensed approximately $3.4 million and $3.5 million of deferred financing cost in August 2013 and June 2011 as a result of the redemption of $195.0 million and $105.0 million aggregate principal amount of outstanding Senior Secured Notes, respectively, which are included in loss on early extinguishment of debt on the accompanying consolidated statements of comprehensive income (loss). At December 31, 2013 and 2012, deferred financing costs had a balance of approximately $6.7 million and $6.2 million, respectively, and are included in other assets on the accompanying consolidated balance sheets.

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

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

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

 Revenue Recognition

Online revenue comprised 98%,  98% and 98% of total revenues during the years ended December 31, 2013, 2012 and 2011, respectively. Online advertising is the sale of advertising, sponsorships, hyperlinks, and lead generation within our Online Network through Bankrate.com, Interest.com, Bankaholic.com, Mortgage-calc.com, CreditCardGuide.com, Nationwidecardservices.com, Creditcardsearchengine.com, Feedisclosure.com, Insureme.com, Bankrate.com.cn (China), CreditCards.com, Creditcards.ca, Netquote.com, CD.com, CarInsuranceQuotes.com and InsWeb.com. The print publishing and licensing business is primarily engaged in the sale of advertising in the Mortgage Guide and CD & Deposit Guide rate tables, newsletter subscriptions, and licensing of research information.

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

Lead generation revenue consists of cost-per-approval (CPA) and cost-per-lead (CPL) revenue. We generate lead generation revenue by delivering measurable online marketing results to our clients in the credit card and personal insurance vertical categories. These results are typically in the form of qualified leads, the outcomes of customers submitting an application for a credit card, or customers being contacted regarding a quote for a personal insurance product. These qualified leads are generated from our marketing activities on our websites or on third party websites with whom we have relationships. For credit card issuers that pay on a per approved application basis, revenue is earned and recognized monthly in the month when a credit card application is approved for issuance and is based on the number of approvals reported by the advertiser, subject to our verification. For customers that pay on a per application or per-click-through basis, revenue is recognized monthly in the month such activity is completed. For personal insurance products, clients pay us on a per lead basis whether or not they convert into customers. Revenue is recognized from each lead at the time the consumer information is delivered to the insurance agent and the Company has no further obligation to the consumer or insurance agent. Our insurance customers may apply for credits on leads sold that are determined to be invalid. Revenue is reduced by credits matched to the month the lead was delivered. Depending on the product, customers have between 5 and 10 days following month end to request credit for a lead purchased in the previous month, after which credit requests are no longer accepted and credits are no longer granted.

We also sell hyperlinks (e.g., in our interest rate or insurance table listings) on our online network on a cost-per-click (CPC) and on a cost-per-call basis. We generate revenue upon delivery of qualified and reported click-throughs to our advertisers from a hyperlink in a rate or insurance rate table listing and qualified phone calls. These advertisers pay us a designated transaction fee for each click-through or phone call, which occurs when a user clicks on any of their advertisement listings or makes a phone call to the advertiser. Each phone call or click-through on an advertisement listing represents a completed transaction once it passes our filtering validation process.

Additionally, display advertising on our online network consisting primarily of leaderboards, banners, badges, islands, posters, and skyscraper advertisements. These advertisements are sold to advertisers on a cost-per-thousand impressions (“CPM”) and to a lesser

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

extent on a fixed-billed campaign basis. Display advertising sales are invoiced monthly at amounts based on specific contract terms predominantly based on the number of impressions actually delivered to the advertiser and to a lesser extent (less than 1% of total online revenue for all periods presented), on a contractual fixed bill basis. Revenue is recognized monthly based on the actual number of impressions delivered with any undelivered contracted billed impressions deferred on the Balance Sheet and recognized when impressions are delivered. We monitor fixed bill campaigns weekly and strive to match our fixed bill contracted impression terms to actual impressions delivered and make changes to our delivery schedule so that actual delivery and contracted impressions remain relatively consistent.

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

Marketing Expenses

Marketing costs represent expenses associated with expanding brand awareness of our products and services to consumers and include key word (pay-per-performance) campaigns on Internet search engines, print and Internet advertising, marketing and promotion costs. Marketing costs are expensed as incurred. During the years ended December 31, 2013, 2012 and 2011, we incurred approximately $105.2 million,  $119.8 million and $81.6 million, respectively, in direct advertising expense.

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

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

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

Reclassification

Certain reclassifications have been made to the Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended December 31, 2012 and 2011 to conform to the presentation for the fiscal year ended December 31, 2013.

NOTE 3 – FINANCIAL STATEMENT DETAILS

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,	December 31,
(In thousands)	2013	2012
Prepaid income taxes	$1,733	$11,316
Other current assets	8,003	2,375
	$9,736	$13,691

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment consisted of the following:

	December 31,	December 31,
(In thousands)	2013	2012
Furniture and fixtures	$764	$643
Computers and software	28,764	20,098
Equipment	1,315	635
Leasehold improvements	1,777	1,499
	32,620	22,875
Less accumulated depreciation and amortization	19,690	12,851
	$12,930	$10,024

Depreciation expense was approximately $6.9 million, $5.7 million and $4.1 million for the years ended December 31, 2013, 2012 and 2011. The net book value of equipment recorded under capital leases was approximately $21,000 and $42,000 at December 31, 2013 and 2012, respectively.

Accrued Expenses

Accrued expenses consisted of the following:

	December 31,	December 31,
(In thousands)	2013	2012
Income and franchise taxes	$12,537	$1,067
Accrued payroll and related benefits	8,370	1,888
Due to distribution partners	7,513	6,948
Marketing	4,283	3,850
Other	7,843	8,280
	$40,546	$22,033

Other Current Liabilities

Other current liabilities consisted of the following:

	December 31,	December 31,
(In thousands)	2013	2012
Current contingent acquisition consideration	$24,529	$6,350
Other	66	49
	$24,595	$6,399

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Other Liabilities

Other liabilities consisted of the following:

	December 31,	December 31,
(In thousands)	2013	2012
Noncurrent contingent acquisition consideration	$14,233	$12,247
Liability for uncertain tax positions	10,397	9,552
Other	1,038	667
	$25,668	$22,466

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

Goodwill activity for the fiscal year ended December 31, 2013 is shown below:

Balance, January 1, 2013	$602,173
Acquisition of certain assets and liabilities of various entities	9,802
Balance, December 31, 2013	$611,975

Intangible assets consist primarily of domain names and URLs, customer relationships, affiliate relationships and developed technologies. Intangible assets are being amortized over their estimated useful lives on both straight-line and accelerated bases. During the fiscal year ended December 31, 2012, the Company entered into a three year exclusive arrangement with one of its partners. In connection with the new contract, the Company recognized a $5 million intangible asset, valued based on the relative fair value of estimated contract costs, related to certain exclusive rights and is amortizing such asset over a period of three years in proportion to the income derived from such asset. During the fiscal year ended December 31, 2013, the Company had a change in estimate related to the expected income to be derived from the exclusive arrangement and as a result recorded an additional $1.5 million of amortization expense as a result of the change in estimate. The Company recorded amortization expense related to this asset of $2.6 million and $983,000 for the fiscal years ended December 31, 2013 and 2012, respectively. During the fiscal year ended December 31, 2012, the Company shortened the useful lives of certain developed technology intangible assets and recorded an additional $274,000 of amortization expense as a result of the change in estimate.

Intangible assets subject to amortization were as follows as of December 31, 2013:

(In thousands)	Cost	Accumulated Amortization	Net	Weighted Average Amortization Period Years
Trademarks and URLs	$256,013	(53,681)	202,332	16.9
Customer relationships	229,041	(100,077)	128,964	8.7
Affiliate network	22,740	(11,721)	11,019	8.3
Developed technology	24,133	(16,242)	7,891	4.4
	$531,927	$(181,721)	$350,206	12.4

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Intangible assets subject to amortization were as follows as of December 31, 2012:

(In thousands)	Cost	Accumulated Amortization	Net	Weighted Average Amortization Period Years
Trademarks and URLs	$243,557	(33,738)	209,819	17.4
Customer relationships	229,009	(71,745)	157,264	8.7
Affiliate network	20,840	(10,926)	9,914	8.2
Developed technology	17,692	(11,957)	5,735	4.2
	$511,098	$(128,366)	$382,732	12.7

Amortization expense for the years ended December 31, 2013, 2012 and 2011 was $53.3 million, $47.1 million and $39.4 million, respectively.

Future amortization expense as of December 31, 2013 is expected to be:

Amortization
(In thousands)	Expense
2014	$50,526
2015	48,632
2016	47,674
2017	42,755
2018	32,821
Thereafter	127,798
Total expected amortization expense for intangible assets	$350,206

NOTE 5 – EARNINGS PER SHARE

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

The following table presents the computation of basic and diluted earnings per share:

	Fiscal year ended
	December 31,	December 31,	December 31,
(In thousands, except share and per share data)	2013	2012	2011
Net (loss) income	$(10,002)	$29,331	$(13,422)

Weighted average common shares outstanding for basic earnings per share	100,108,316	99,985,782	94,160,687
Additional dilutive shares related to share based awards	-	845,677	-
Weighted average common shares outstanding for diluted earnings per share	100,108,316	100,831,459	94,160,687

Basic and diluted net (loss) income per share:

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Basic	$(0.10)	$0.29	$(0.14)
Diluted	$(0.10)	$0.29	$(0.14)

For the fiscal years ended December 31, 2013, 2012 and 2011, there were 5,058,543, 4,965,654 and 5,000,000 stock options, respectively, which are not included in the calculation of diluted earnings per share because their impact would have been anti-dilutive. For the fiscal year ended December 31, 2013, 2012 and 2011  there were 973,193, 0 and 112,135 restricted shares, respectively, which are not included in the calculation of diluted earnings per share because their impact would have been anti-dilutive.

NOTE 6 – GEOGRAPHIC DATA AND CONCENTRATIONS

No single country outside of the U.S. accounted for more than 10% of revenue during the fiscal years ended December 31, 2013, 2012 and 2011. There was one customer that accounted for 11%  net sales during the fiscal year ended December 31, 2013 and there were two customers that each accounted for 10% of net sales during the fiscal year ended December 31, 2012 and 2011. There were no customers with accounts receivable balances that constituted more than 10% of the accounts receivable balance as of December 31, 2013. One customer’s accounts receivable balances constituted 13% of the accounts receivable balance at December 31, 2012.

Revenue related to the U.S. and international operations and revenue by type for the fiscal year ended December 31, 2013, 2012 and 2011, and long-lived assets related to the U.S. and international operations as of December 31, 2013 and December 31, 2012 are as follows:

	Fiscal year ended
	December 31,	December 31,
(In thousands)	2013	2012
Revenue:
USA	$452,335	$449,909
International	5,097	7,255
	$457,432	$457,164

Revenue:
Online	$450,082	$449,061
Print	7,350	8,103
	$457,432	$457,164

	December 31,	December 31,
(In thousands)	2013	2012
Long lived assets:
USA	$970,903	$990,290
International	4,208	4,639
Balance, end of period	$975,111	$994,929

NOTE 7 – FAIR VALUE MEASUREMENT

The carrying amounts of cash, accounts receivable and accrued interest approximate estimated fair value. In measuring the fair value of our long term debt, the Company used market information. These estimates require considerable judgment in interpreting market data, and changes in assumptions or estimation methods could significantly affect the fair value estimates.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

The following table presents estimated fair value, and related carrying amounts, as of December 31, 2013 and December 31, 2012:

	December 31, 2013		December 31, 2012
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Liabilities:
Long term debt	$297,021	$312,000	$193,943	$215,231

In addition, the Company makes recurring fair value measurements of its contingent acquisition consideration using Level 3 unobservable inputs. The Company recognizes the fair value of contingent acquisition consideration based on its estimated fair value at the date of acquisition using discounted cash flows and subsequent adjustments to the fair value are due to the passage of time as we approach the payment date or changes to management’s estimates of the projected results of the acquired business. In determining the fair value of contingent acquisition consideration, the Company reviews current results of the acquired business along with projected results for the remaining earnout period to calculate the expected contingent acquisition consideration to be paid using the agreed upon formula as laid out in the acquisition agreements.

The following tables present the Company’s fair value measurements of its contingent acquisition consideration as of December 31, 2013 and 2012 using the fair value hierarchy.

	Fair Value Measurement at December 31, 2013 Using
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurement
Contingent acquisition consideration	$-	$-	$38,762	$38,762
Total recurring fair value measurements	$-	$-	$38,762	$38,762

	Fair Value Measurement at December 31, 2012 Using
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurement
Contingent acquisition consideration	$-	$-	$17,197	$17,197
Total recurring fair value measurements	$-	$-	$17,197	$17,197

The following table sets forth a reconciliation of changes in the fair value of the Company’s Level 3 financial assets for the years ended December 31, 2013, 2012 and 2011:

	Contingent Acquisition Consideration
	Fiscal year ended
(In thousands)	December 31, 2013	December 31, 2012	December 31, 2011
Balance at beginning of period	$17,197	$3,668	$190
Additions to Level 3	11,600	20,800	3,186
Transfers into Level 3	-	-	-
Transfers out of Level 3	(100)	-	-
Change in fair value	16,065	(2,645)	292
Payments	(6,000)	(4,626)	-
Balance at end of period	$38,762	$17,197	$3,668

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

The unobservable inputs used by the Company in determining the fair value of contingent acquisition consideration for earnout periods not yet completed include a discount factor of 16% based on the Company’s weighted average cost of capital and projected results of the acquired businesses. The fair value calculated as of December 31, 2013 is subject to sensitivity as it relates to the projected results of the acquired businesses. Each calculation is based on a separate formula and results that differ from our projections could impact the fair value significantly. During the year ended December 31, 2013, the Company changed certain estimates of the projected results of acquired businesses that resulted in an increase in the fair value of contingent acquisition consideration and a charge to operating income of $10.1 million. The remaining $6.0 million recorded in the change in fair value of contingent acquisition consideration during the year ended December 31, 2013 related to the passage of time. As of December 31, 2013, $18.3 million of the $38.8 million total contingent acquisition consideration recorded represents actual payments to be made and therefore no change to the unobservable inputs would result in a change in the fair value recorded. In addition, the remaining $20.5 million represents the discounted fair value of the maximum payments allowed under the acquisition agreements and therefore only a change to the discount factor used could resulting in an increase to the fair value recorded as of December 31, 2013.

NOTE 8 – STOCK-BASED COMPENSATION

The Company’s stock-based compensation program is a long-term retention program that is intended to attract, retain and provide incentives for directors, officers and employees in the form of non-qualified stock options and restricted stock.

In June 2011, the Company established the 2011 Equity Compensation Plan (the “2011 Plan”) to grant stock-based awards for up to 12,120,000 shares of our common stock. Under the 2011 Plan, the Board of Directors or its delegate has the sole authority to determine who receives such grants, the type, size and timing of such grants, and to specify the terms of any non-competition agreements relating to the grants. The purpose of the 2011 Plan is to advance our interests by providing eligible participants in the Plan with the opportunity to receive equity-based or cash incentive awards, thereby aligning their economic interests with those of our stockholders. As of December 31, 2013, 5,260,937 shares were available for future issuance under the 2011 plan.

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

During the fiscal year ended December 31, 2013, the Company modified certain stock options granted to the CEO in 2011. The modification resulted in the accelerated vesting of all then current unvested options and the extension of the exercise period of then current vested options by two years. These modifications resulted in additional compensation cost of approximately $4.4 million.

The stock-based compensation expense for stock options and restricted stock awards recognized in our consolidated statements of comprehensive income (loss) for the fiscal years ended December 31, 2013, 2012 and 2011 is as follows:

	Fiscal year ended
	December 31,	December 31,	December 31,
(In thousands)	2013	2012	2011
Cost of revenue	$790	$599	$445
Operating expenses:
Sales	1,767	1,387	899
Marketing	1,321	1,013	520
Product development	1,667	1,492	985
General and administrative	12,415	4,629	2,660
Total stock-based compensation	$17,960	$9,120	$5,509

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Restricted Stock

During the fiscal year ended December 31, 2013, we awarded 1,079,154 shares of restricted common stock to employees located throughout the United States. In June 2011, we awarded 120,135 shares of restricted common stock to employees located throughout the United States. An additional 500 shares were awarded during 2011 to employee located in the United Kingdom. These restricted stock grants are valued based on the market price of the common stock on the date of grant. Compensation expense arising from restricted stock grants with cliff vesting is recognized using the straight line method over the vesting period.

The restricted stock awards issued in 2013 vest in equal installments after the first, second and third anniversaries of the grant date subject to continued employment through the applicable vesting date. As of December 31, 2013 and 2012, there were 973,193 and 0 restricted stock grants outstanding.

The following table summarizes restricted stock award activity for the fiscal years ended December 31, 2013, 2012 and 2011.

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2011	-	-
Granted	120,635	$15.00
Vested and released	-	-
Forfeited	(8,500)	$15.00
Expired	-	-
Balance, December 31, 2011	112,135	$15.00
Granted	-	-
Vested and released	(102,035)	$15.00
Forfeited	(10,100)	$15.00
Expired	-	-
Balance, December 31, 2012	-	-
Granted	1,079,154	$15.59
Vested and released	(70,000)	$14.77
Forfeited	(35,961)	$15.37
Expired	-	-
Balance, December 31, 2013	973,193	$15.66

Stock-based compensation expense for the fiscal years ended December 31, 2013, 2012 and 2011 included approximately $4.2 million, $575,000 and $955,000 related to restricted stock awards, respectively. During the fiscal year ended December 31, 2013, the Company modified certain restricted stock awards granted to its CEO. The modification accelerated the vesting of all outstanding restricted shares and resulted in additional compensation cost of approximately $1.1 million. As of December 31, 2013, there was $11.9 million of unrecognized compensation cost related to non-vested restricted stock awards, expected to be recognized over approximately 2.4 years.

Performance Based Restricted Shares

During the fiscal year ended December 31, 2013 we granted 422,000 performance based restricted shares with an average grant date fair value of $14.77 per share. The shares included a performance condition and the number of shares ultimately issued was determined based on the Company’s performance for the fiscal year ending December 31, 2013. No stock-based compensation expense has been recorded during the fiscal year ended December 31, 2013 as the satisfaction of the performance condition was not achieved and all performance shares are expected to be cancelled.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

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

During the fiscal years ended December 31, 2013, 2012 and 2011 we granted stock options for 355,000,  440,000 and 5,210,000 shares. The stock options granted have a weighted average exercise price of $18.46,  $19.27 and $15.09 per option, respectively and a contractual term of seven years. Stock option activity was as follows for the fiscal years ended December 31, 2013, 2012 and 2011.

	Number of	Price	Weighted Average	Aggregate
	Shares	Per Share	Exercise Price	Intrinsic Value
Balance, January 1, 2011	-	-	-
Granted	5,210,000	$14.32 - 19.79	$15.09
Exercised	-	-	-
Forfeited	(210,000)	$15.00	$15.00
Expired	-	-	-
Balance, December 31, 2011	5,000,000	$14.32 - 19.79	$15.09	$32,036,400
Granted	440,000	$11.17 - 24.25	$19.27
Exercised	(97,469)	$15.00	$15.00
Forfeited	(336,877)	$15.00	$15.00
Expired	-	-	-
Balance, December 31, 2012	5,005,654	$11.17 - 24.25	$15.49	$51,200
Granted	355,000	$11.05 - 20.77	$18.46
Exercised	(188,851)	$14.32 - 15.00	$14.98
Forfeited	(113,260)	$14.32 - 17.55	$15.17
Expired	-	-	-
Balance, December 31, 2013	5,058,543	$11.05 - 24.25	$15.70	$13,167,000

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

The following table provides the weighted average grant date fair value of the stock options granted during the fiscal years ended December 31, 2013, 2012 and 2011 using the Black-Scholes option pricing model together with a description of the weighted average assumptions used to calculate the fair value.

	Fiscal year ended	Fiscal year ended	Fiscal year ended
	December 31, 2013	December 31, 2012	December 31, 2011
Weighted average assumptions:
Weighted average grant date fair value	$8.82	$9.58	$6.90
Expected volatility	56.82%	60.40%	53.00%
Risk free rate	1.18%	0.69%	1.40%
Expected lives	4.00 Years	4.75 Years	4.75 Years
Expected dividend yield	0.00%	0.00%	0.00%

Pursuant to the income tax provisions of ASC 718, we follow the “long-haul method” of computing our hypothetical additional paid-in capital, or APIC, pool. Approximately 2.1 million stock options vested during the fiscal year ended December 31, 2013 and there were approximately 3.1 million exercisable stock options as of December 31, 2013.

The aggregate intrinsic value of stock options outstanding in the table above is calculated as the difference between the closing price of Bankrate’s common stock on the last trading day of the reporting period ($17.94) and the exercise price of the stock options multiplied by the number of shares underlying options with an exercise prices less than the closing price on the last trading day of the reporting period.

As of December 31, 2013, approximately $14.1 million of total unrecognized compensation costs, net of forfeitures, related to non-vested stock option awards is expected to be recognized over a weighted average period of 1.70 years.

NOTE 9 – INCOME TAXES

Income (loss) before income taxes includes losses from foreign operations of approximately $2.6 million, $1.9 million and $1.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

We are subject to income taxes in the U.S. federal jurisdiction, various states, and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2009.

On June 18, 2010, the Internal Revenue Service (“IRS”) notified us of an examination into the 2009 tax year. On April 5, 2012, the Company reached an agreement with the IRS to settle its examination of the 2009 tax year. The Company recorded a total tax benefit of $6.9 million during the fiscal year ended December 31, 2012 related to the IRS settlement.

The components of the income tax (benefit) expense are as follows:

	Fiscal year ended December 31,
(In thousands)	2013	2012	2011
Current:
Federal	$9,083	$2,267	$157
State	1,653	2,491	864
Total current	10,736	4,758	1,021
Deferred:
Federal	(13,329)	2,407	6,704
State	(2,846)	332	(2,137)
Total deferred	(16,175)	2,739	4,567
Total income tax (benefit) expense	$(5,439)	$7,497	$5,588

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

The difference between income tax (benefit) expense computed at the statutory rate and the reported income tax (benefit) expense is as follows:

	Fiscal year ended December 31,
(In thousands)	2013	2012	2011
Income taxes at statutory rate	$(5,404)	$12,890	$(2,742)
State income taxes, net of federal benefit	(2,466)	2,153	574
Foreign losses	537	677	471
IRS settlement	-	(2,109)	-
Non deductible items related to acquisition	-	-	2,930
Uncertain tax positions	3,648	(4,779)	8,981
Other acquisition related items	(761)	(1,593)	(2,028)
Adjustment to deferred tax assets	(428)	728	(202)
Change in deferred asset effective rate	-	266	(1,467)
Other items	(565)	(736)	(929)
Total income tax (benefit) expense	$(5,439)	$7,497	$5,588

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities consisted of the following:

	December 31,	December 31,
(In thousands)	2013	2012
Deferred tax assets (liabilities):
Allowance for doubtful accounts	$241	$256
Accrued expenses	1,427	2,604
Prepaid expenses	(1,710)	(923)
Net operating loss carryforwards	2,011	1,605
Accrued earnout contingencies	5,186	221
Total current deferred tax assets	7,155	3,763
Intangibles acquired	(99,177)	(99,097)
Depreciation and amortization	28,662	23,450
Stock compensation	11,279	4,821
Accrued earnout contingencies	7,537	6,344
Total noncurrent deferred tax liabilities	(51,699)	(64,482)
Total net deferred tax liabilities	$(44,544)	$(60,719)

Total deferred tax assets and total deferred tax liabilities components of net deferred tax liabilities are as follows:

	December 31,	December 31,
(In thousands)	2013	2012
Deferred tax assets:
Total current deferred assets	$8,865	$4,686
Total noncurrent deferred assets	47,478	34,615
	56,343	39,301
Deferred tax liabilities:
Total current deferred liabilities	(1,710)	(923)
Total noncurrent deferred liabilities	(99,177)	(99,097)
	(100,887)	(100,020)
Total net deferred tax liabilities	$(44,544)	$(60,719)

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

As required by ASC 740, Income Taxes, we recognize deferred tax assets on the balance sheet if it is more likely than not that they will be realized on future tax returns. The factors used to assess the likelihood of realization are the reversing impact of our deferred tax liabilities, our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Management believes it is more likely than not that we will realize the benefits of our net deferred tax assets, and thus no valuation allowance was recorded at December 31, 2013. As of December 31, 2013 and 2012, we had net operating loss carry forwards of $0 million and $28.6 million, respectively, for federal income tax purposes, and we had net operating loss carry forwards of $116.8 million and $42.2 million, respectively, for state income tax purposes. These carry forwards will begin to expire in 2025. Certain net operating loss carry forwards may be subject to the limitations of the IRC Section 382.

As required by ASC 740, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. During the years ended December 31, 2013, 2012 and 2011, we recorded a $3.3 million expense, $4.8 million benefit and an $8.8 million expense for unrecognized tax benefits. As of December 31, 2013 and 2012, our liability, including interest and penalties of $701,000 and $415,000, for unrecognized tax benefits was $13.6 million and $10.0 million. As of December 31, 2013 and 2012, $10.4 million and $9.6 million of our total net unrecognized tax benefits is classified as other liabilities and as of December 31, 2013 $2.5 million is classified as current deferred tax assets in the consolidated balance sheets pursuant to ASU 2013-11.

	Fiscal year ended December 31,
(In thousands)	2013	2012	2011
Unrecognized tax benefits, beginning balance	$9,552	$14,331	$5,573
Additions for prior year tax positions	2,221	-	-
Reductions for prior year tax positions	-	-	-
Reductions for lapse in statute	-	-	-
Reductions for settlements	-	(4,779)	-
Gross increases - current year tax positions	1,141	-	8,758
Unrecognized tax benefits, ending balance	$12,914	$9,552	$14,331

We recognize interest and penalties (if any) on uncertain tax positions as a component of income tax expense. Interest and penalties recognized on uncertain tax positions during the years ended December 31, 2013, 2012 and 2011, were $287,000,  $430,000 and    $223,000, respectively. Additionally, during the year ended December 31, 2012, we reversed previously accrued interest and penalties of $430,000 in connection with the settlement of the 2009 IRS examination.

In September 2013, the U.S. Internal Revenue Service (IRS) issued new regulations for capitalizing and deducting costs incurred to acquire, produce, or improve tangible property. These new regulations are effective for taxable years beginning on or after January 1, 2014; however, they are considered enacted as of the date of issuance. As a result of the new regulations, the Company is required to review its existing income tax accounting methods related to tangible property, and determine which, if any, income tax accounting method changes are required; whether the Company will file any income tax accounting method changes with its 2014 federal income tax return; and the potential financial statement impact. Because additional implementation guidance from the IRS is anticipated, the Company is in the process of reviewing its existing income tax accounting methods related to tangible property; however, the Company believes that certain of its historical income tax accounting policies may differ from what is prescribed in the new regulations. Based on the Company’s initial assessment, the new regulations will not have a material effect on the Company’s consolidated financial statements.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

NOTE 10 – RESTRUCTURING CHARGES

In connection with the acquisition of NetQuote Holdings, Inc., CreditCards.com, Inc. and certain assets of InsWeb Corporation (“InsWeb”), the Company adopted a restructuring plan to achieve cost synergies. Accrued severance and related costs were $0 and $0 at December 31, 2013 and 2012, respectively, and is included within accrued expenses on the accompanying consolidated balance sheets.

The restructuring charges and their utilization are summarized as follows:

(In thousands)
Balance at December 31, 2010	$369
Restructuring charges	1,272
Utilized	(630)
Balance at December 31, 2011	$1,011
Restructuring charges	-
Utilized	(1,011)
Balance at December 31, 2012	$-
Restructuring charges	-
Utilized	-
Balance at December 31, 2013	$-

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, in the normal course of its operations, the Company is party to litigation and regulatory matters and claims. Litigation and regulatory reviews can be expensive and disruptive to normal business operations. Moreover, the results of complex proceedings and reviews are difficult to predict and the Company’s view of these matters may change in the future as events related thereto unfold. The Company expenses legal fees as incurred. The Company records a provision for contingent losses when it is both probable that a liability will be incurred and the amount or range of the loss can be reasonably estimated. Except as otherwise stated, we have concluded that we cannot estimate the reasonably possible loss or range of loss, including reasonably possible losses in excess of amounts already accrued, for each matter disclosed below. An unfavorable outcome to any legal or regulatory matter, if material, could have an adverse effect on the Company’s operations or its financial position, liquidity or results of operations.

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

TCPA Litigation

In October 2012, a putative class action lawsuit styled Stephanie Speight v. Bankrate, Inc. was filed against the Company in the United States District Court for the District of Colorado alleging violations of the Telephone Consumer Protection Act (TCPA) and seeking statutory damages, injunctive relief and attorney fees. The plaintiff alleged that the Company contacted her and the members of the class she sought to represent on their cellular telephones without their prior express consent. On January 16, 2014, the plaintiff

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

and a proposed plaintiff, Julio Acosta, who filed a motion for leave to be added as a plaintiff, entered into a settlement agreement with the Company on an individual basis, at no cost to the Company. On January 17, 2014, the court dismissed the case with prejudice.

On October 8, 2013, a putative class action lawsuit styled Steven Nicoski v. Bankrate, Inc. was filed against the Company in the United States District Court for the District of Minnesota alleging violations of the TCPA and seeking statutory damages, injunctive relief and attorney fees. The plaintiff alleges that the Company contacted him and the members of the class he seeks to represent on their cellular telephones without their prior express consent. The plaintiff filed a motion for class certification in December 2013 and the parties have now fully briefed the motion. The Company will vigorously defend this lawsuit. The Company cannot presently estimate the amount of loss, if any, that would result from an adverse resolution of this matter.

Securities Litigation

On October 10, 2013, a purported class action suit was brought in federal court in the Southern District of New York against the Company, certain officers and directors of the Company, entities associated with Apax Partners, and the underwriters in the Company’s 2011 initial public offering and December 2011 stock offering.  The suit, captioned Arkansas Teacher Retirement System v. Bankrate, Inc., 13-CV-7183, alleges, among other things, that the Company’s public disclosures regarding its insurance leads business, were materially misleading, and seeks relief under the federal securities laws, including damages.  On January 21, 2014, the plaintiffs filed an Amended Complaint, which asserted claims against the Company, certain officers of the Company, and entities associated with Apax Partners, and dropped the claims asserted against the underwriters and certain Company directors. On February 11, 2014, the Company and the other defendants filed a motion to dismiss. The Company believes that the claims alleged in the suit are without merit, and intends to vigorously defend against the litigation.  The Company cannot presently estimate the amount of loss, if any, that would result from an adverse resolution of this matter.

Leases

We lease office space in certain cities in the United States, United Kingdom and in Beijing, China. These leases are accounted for as operating leases. Total rent expense for the years ended December 31, 2013, 2012 and 2011 was approximately $3.6 million, $3.3 million and $3.0 million, respectively.

We recognize rent expense for operating leases with periods of free rent, step rent provisions and escalation clauses on a straight-line basis over the applicable lease term. We consider lease renewals in the useful life of our leasehold improvements when such renewals are reasonably assured. We take these provisions into account when calculating minimum aggregate rental commitments under non-cancelable operating leases. Future minimum lease payments under non-cancelable operating and capital leases and having initial lease terms in excess of one year as of December 31, 2013 were:

	Operating leases	Capital leases
Year ending December 31,
2014	$3,319	$135
2015	3,528	17
2016	2,619	-
2017	969	-
2018	811	-
Thereafter	1,133	-
Total minimum lease payments	$12,379	152

Less interest		6
Present value of minimum capital lease payments		146
Obligations under capital leases, current		130
Obligations under capital leases, noncurrent		$16

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Other Commitments

We have executed employment agreements with 15 employees, including our President and Chief Executive Officer and other senior executives. Each employment agreement provides for a minimum annual base salary, an annual bonus contingent on our achieving certain performance criteria, and severance provisions ranging from three months to one year's annual base salary. Under the terms of the employment agreements, the individuals are entitled to receive minimum severance amounts of $3.7 million in the aggregate as of December 31, 2013.

On December 10, 2013, the Company entered into a Separation and Consulting Agreement with its former CEO, Mr. Evans, that provides for the terms of Mr. Evans' retention by the Company as a consultant for a period of two years commencing on January 1, 2014. Mr. Evans will be paid a consulting fee of $40,000 per month and the Company will provide medical and dental insurance benefits on the same terms and conditions as such benefits are provided to other senior executives of the Company generally from time to time. The Company has accrued $990,000 as of December 31, 2013 relating to this agreement.

NOTE 12 – DEBT

Senior Notes

On July 25, 2013, the Company delivered a Conditional Notice of Full Redemption (the ”Notice”) to holders of its 11 3/4% Senior Secured Notes due 2015 (“Senior Secured Notes”). The Notice called for redemption of all the currently outstanding $195.0 million aggregate principal amount of Senior Secured Notes on August 24, 2013 (the “Redemption Date”). The redemption price of the Senior Secured Notes was 105.875% of the principal amount redeemed, plus accrued and unpaid interest to but not including the Redemption Date (the “Redemption Price”). The redemption was consummated on the Redemption Date and as a result the Company recorded a loss of $17.2 million.

On August 2, 2013, the Company announced the pricing of an offering of $300 million of new 6.125% senior unsecured notes due 2018 (the “Senior Notes”), which closed on August 7, 2013. On August 7, 2013, the Company completed the offering of the Senior Notes and the deposit of $208.9 million with Wilmington Trust, National Association, the trustee (the “Trustee”) under the Indenture, dated as of July 13, 2010 (the “Indenture”) under which the Senior Secured Notes were issued, thereby satisfying and discharging the Indenture governing the Senior Secured Notes and all of the Company’s obligations under the Senior Secured Notes. The deposited funds were applied by the Trustee to pay the Redemption Price. In connection with the redemption, the Company wrote off unamortized original issue discount of $819,000 and unamortized deferred loan fees of approximately $3.4 million, which are included in the loss on early extinguishment of debt in the consolidated statement of comprehensive income.

Interest on the Senior Notes accrues daily on the outstanding principal amount thereof at 6 1/8% and is payable semi-annually, in arrears, on August 15 and February 15, beginning on February 15, 2014, in cash.

On or after August 15, 2015, the Company may redeem some or all of the Senior Notes at a premium that will decrease over time as set forth in Bankrate, Inc.’s Indenture, dated as of August 7, 2013 (the “Senior Notes Indenture”). Additionally, if the Company experiences a Change of Control Triggering Event (as defined in the Senior Notes Indenture), the Company must offer to purchase all of the Senior Notes at a price in cash equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of purchase. The Senior Notes Indenture contains covenants (including, but not limited to, covenants restricting the payment of dividends and incurrence of additional indebtedness) and events of default customary for transactions of this type and has no financial maintenance covenant. All obligations under the Senior Notes are guaranteed by the Guarantors (as defined below).

For the fiscal years ended December 31, 2013, 2012 and 2011, interest expense, excluding the amortization of deferred financing costs and the original issue discounts, related to the Senior Notes and Senior Secured Notes was $22.1 million, $22.9 million and $29.1 million, respectively.

During the fiscal years ended December 31, 2013, 2012 and 2011, the Company amortized original issue discount which is included within interest and other expenses on the accompanying consolidated statements of comprehensive income (loss) of $445,000,  $330,000 and $365,000, respectively. At December 31, 2013 and December 31, 2012, the Company had approximately $3.0 million and $1.1 million, respectively, in original issue discounts remaining to be amortized.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

During the fiscal years ended December 31, 2013, 2012 and 2011, the Company amortized deferred loan fees related to the Senior Notes and Senior Secured Notes which are included within interest and other expenses on the accompanying consolidated statement of comprehensive income of $1.4 million,  $1.4 million and $1.6 million, respectively. At December 31, 2013 and December 31, 2012, the Company had approximately $6.7 million and $4.4 million, respectively, in deferred loan fees remaining to be amortized.

The Company had a balance of approximately $297.0 million in Senior Notes and $193.9 million in Senior Secured Notes, net of amortization, as of December 31, 2013 and December 31, 2012, respectively recorded on the accompanying consolidated balance sheets.

Revolving Credit Facility

On August 7, 2013, the Company terminated its existing Revolving Credit Facilities in an aggregate amount of $100.0 million, consisting of two tranches, tranche A for $30.0 million and tranche B for $70.0 million (“Revolving Credit Facilities”) and repaid all outstanding obligations thereunder. In connection with such termination, the Company wrote off approximately $1.4 million of deferred loan fees, which is included in the loss on early extinguishment of debt in the consolidated statement of comprehensive income.

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

Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to, at the Company’s option, either (1) an alternate base rate (as defined in the Revolving Credit Facility) or (2) an adjusted LIBO rate (as defined in the Revolving Credit Facility), each calculated in a customary manner, plus applicable margin. The applicable margin is 3.00% per annum with respect to alternate base rate loans and 2.00% per annum with respect to adjusted LIBO rate loans. In addition to paying interest on the outstanding principal amount of borrowings under the Revolving Credit Facility, the Company must pay a commitment fee to the Lenders in respect of their average daily unused amount of revolving commitments at a rate that ranges from 0.375% to 0.50% per annum depending on the Company’s consolidated total leverage ratio. The Company may voluntarily prepay loans under the Revolving Credit Facility at any time without premium or penalty (subject to customary “breakage” fees in the case of Eurodollar rate loans).

The New Credit Agreement contains customary affirmative and negative covenants (including, but not limited to, covenants restricting the payment of dividends and incurrence of additional indebtedness) and events of default and requires the Company to comply with a maximum consolidated total leverage ratio of 4.00:1.00 as of the last day of any fiscal quarter only if the aggregate amount (without duplication) of letters of credit (other than letters of credit that are issued and not drawn to the extent such letters of credit are cash collateralized) and loans outstanding under the Revolving Credit Facility exceed, on a pro forma basis, 30% of the total revolving commitments of all Lenders at such time. The Company was in compliance with all required covenants as of December  31, 2013.

All obligations under the New Credit Agreement are guaranteed by the Guarantors and are secured, subject to certain exceptions, by first priority liens on the assets of the Company and the Guarantors.

As of December 31, 2013, the Company had $70.0 million available for borrowing under the Revolving Credit Facility and there were no amounts outstanding.  During the fiscal years ended December 31, 2013, 2012 and 2011, the Company amortized $641,000,  $799,000 and $419,000 of deferred loan fees, respectively, which is included in interest and other expenses on the accompanying consolidated statements of comprehensive income (loss). At December 31, 2013 and December 31, 2012, the Company had approximately $1.4 million and $1.8 million, respectively, in deferred loan fees remaining to be amortized.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

NOTE 13 – ACQUISITIONS

Fiscal Year 2013

During the fiscal year ended December 31, 2013, the Company acquired certain assets and liabilities of certain entities for an aggregate purchase price of $31.5 million, including $11.6 million in fair value of contingent acquisition consideration. These certain entities are individually and in the aggregate immaterial to the Company's net assets and operations. All acquisitions were accounted for as purchases and are included in the Company's consolidated results from their acquisition dates. The Company recorded $9.8 million in goodwill and $20.3 million in intangible assets related to these acquisitions consisting of $11.7 million of trademarks and URLs, $1.9 million of affiliate relationships and $6.7 million of developed technology. The Company has not yet finalized the purchase accounting of one acquisition as it continues to analyze certain documents and amounts.

Fiscal Year 2012

During the fiscal year ended December 31, 2012, the Company acquired certain assets and liabilities of certain entities for an aggregate purchase price of $52.7 million, including $20.8 million in fair value of contingent acquisition consideration and $5.9 million in fair value of guaranteed purchase price payments to be made at a later date.  The Company paid $30.2 million, inclusive of $4.5 million related to the guaranteed purchase price, during the fiscal year ended December 31, 2012 and assumed a net liability of $0.3 million. The Company recorded a reduction in fair value of the contingent acquisition consideration during the year of $2.8 million and made payments of $2.2 million resulting in a net contingent acquisition consideration liability for these acquisitions of $15.8 million. Additionally, the Company recorded a $100,000 change in fair value related to the guaranteed purchase price resulting in a net acquisition related payable at December 31, 2012 of $1.5 million. These certain entities are individually and in the aggregate immaterial to the Company's net assets and operations. All acquisitions were accounted for as purchases and are included in the Company's consolidated results from their acquisition dates. The Company recorded $6.7 million in goodwill and $46.0 million in intangible assets related to these acquisitions consisting of $33.7 million of trademarks and URLs, $8.0 million of affiliate network, $4.0 million of customer relationships and $0.3 million of developed technology. Additionally, the Company paid $1.2 million as a final purchase price adjustment in connection with a fiscal year 2011 acquisition.

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

NOTE 14 – RELATED PARTY TRANSACTIONS

We previously were party to a material event investment advisory agreement with Apax Partners, L.P. In addition, there is a 30 basis point material event investment advisory services fee ("Advisory Fee") in an annual amount equal to the equity investment amount payable to Apax Partners, L.P. The Advisory Fees were $883,000 for the year ended December 31, 2011, and have been recorded in acquisition, offering, and related expenses and related party fees. In addition, as a part of the material event investment advisory agreement, during the year ended December 31, 2011, we incurred costs associated with the Initial Public Offering and S-4 registration statement in relation to our Exchange Offer, which included $34.7 million to Apax Partners, L.P. for termination of monitoring fees, merger and acquisition advisory services, Initial Public Offering services for secondary shares, exchange offer advisory services, and other services provided to Bankrate's management. The payment to Apax has been recorded in the following manner: $30.0 million as a part of acquisition, offering and related expenses and related party fees, $3.8 million netted against the Initial Public Offering proceeds and $917,000 to deferred loan fees.

We also paid and expensed $63,000 to certain senior executives and certain current and former Board members of Bankrate during the year ended December 31, 2011, and have recorded these amounts in acquisition, offering and related expenses and related party fees. In addition, the Company paid approximately $3.1 million to certain senior executives and certain current and former Board members

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

of Bankrate as a result of the consummation of the Initial Public Offering. This amount is also recorded in acquisition, offering and related expenses and related party fees.

In connection with the issuance of the Senior Secured Notes, Apax Partners, L.P. and Company management contributed $73.0 million and $6.7 million, respectively, to the capital of BEN Holdings, Inc. in exchange for additional Holdings Preferred Shares and Holdings in turn contributed such amounts to the capital of the Company in exchange for Company common stock.

In connection with its corporate insurance the Company used HUB International, a portfolio company of funds advised by Apax Partners L.P. We made payments to HUB International of approximately $1.2 million, $847,000, and $1.0 million, which included insurance premiums to be paid to insurance providers as well as insurance brokerage fees to be retained by HUB during the years ended December 31, 2013, 2012 and 2011, respectively. HUB International is no longer a related party as of October 2, 2013.

NOTE 15 – QUARTERLY FINANCIAL DATA (unaudited)

The following table presents certain unaudited quarterly statement of income data for each of the last eight quarters through the year ended December 31, 2013. The information has been derived from our unaudited condensed consolidated financial statements. In the opinion of our management, the unaudited condensed consolidated financial statements have been prepared on a basis consistent with the financial statements which appear elsewhere in this Annual Report and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position and results of operations for such unaudited periods. Historical results are not necessarily indicative of results to be expected in the future.

	Unaudited Fiscal year ended 2012				Unaudited Fiscal year ended 2013
	Three months ended				Three months ended
(In thousands)	3/31/2012	6/30/2012	9/30/2012	12/31/2012	3/31/2013	6/30/2013	9/30/2013	12/31/2013
Revenue	$125,020	$122,125	$116,775	$93,244	$108,448	$105,546	$121,178	$122,260
Gross margin	$84,742	$84,516	$79,093	$62,456	$72,409	$68,074	$80,654	$85,245
Net income (loss)	$10,151	$16,276	$2,560	$344	$2,183	$(892)	$(7,751)	$(3,542)
Basic and diluted net income (loss) per share:
Basic	$0.10	$0.16	$0.03	$0.00	$0.02	$(0.01)	$(0.08)	$(0.04)
Diluted	$0.10	$0.16	$0.03	$0.00	$0.02	$(0.01)	$(0.08)	$(0.04)

NOTE 16 – SUBSEQUENT EVENTS

On February 3, 2014, the Company granted 773,469 restricted shares and 762,825 performance based restricted shares pursuant to the Bankrate, Inc. 2011 Equity Compensation Plan to various employees located in the United States with a grant date fair value of $16.06. One-third of the restricted shares will vest on each of the first, second, and third anniversaries of the date of grant, subject to continued employment through the applicable anniversary and also to full or partial acceleration of vesting in the event of certain terminations of employment or the occurrence of certain terminations of employment following a change in control. The number of performance based restricted shares represents the “target” number of shares granted.  The actual number of shares of common stock that will vest will depend on the Company's financial performance in respect of the 2014 and 2015 calendar years and could be as many as one and a half times the number of performance shares initially granted or as few as zero shares. Half of the shares that are earned will vest following the determination of the award value following the end of 2015 and the remaining half will vest on the third anniversary of the grant date, subject to continued employment through the applicable vesting dates. The shares are also subject to full or partial acceleration in the event of certain terminations of employment or the occurrence of certain terminations of employment following a change in control.

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

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

We refer you to “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” for the fiscal year ended December 31, 2013, which are included in this Annual Report on Form 10-K, for Management’s report on the Registrant’s internal control over financial reporting and the Independent Registered Public Accounting Firm’s report with respect to the effectiveness of internal control over financial reporting.

The scope of management’s assessment of the effectiveness of our internal controls over financial reporting included all of our consolidated operations except for the operations of LeadKarma, which we acquired in the third quarter of 2013. LeadKarma’s operations represented approximately 1% of our consolidated total assets and approximately 3% of our consolidated net revenues as of and for the year ended December 31, 2013.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the registrant’s proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2013.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the registrant’s proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the registrant’s proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2013.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated by reference to the registrant’s proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2013.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the registrant’s proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2013.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

Documents Filed as Part of This Report:

(1)Financial Statements.

See Index to Financial Statements under Item 8.

(2)Financial Statement Schedules.

All financial statement schedules have been omitted since the required information is not applicable or is included in the consolidated financial statements or notes thereto.

(3)Exhibits.

The exhibits to this report are listed below.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of North Palm Beach, State of Florida.

Bankrate, Inc.

Date: February 27, 2014	By:	/s/ Edward J. DiMaria
Edward J. DiMaria
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed below by the following persons in the capacities and on the dates indicated below.

Signature	Title	Date
/s/ Kenneth S. Esterow Kenneth S. Esterow	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2014
/s/ Edward J. DiMaria Edward J. DiMaria	Senior Vice President-Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2014
* Peter C. Morse	Chairman of the Board and Director	February 27, 2014
* Seth Brody	Director	February 27, 2014
* Michael J. Kelly	Director	February 27, 2014
* Bruce Nelson	Director	February 27, 2014
* Richard Pinola	Director	February 27, 2014
* Christian Stahl	Director	February 27, 2014
* Mitch Truwit	Director	February 27, 2014
/S/ Edward J. DiMaria *Edward J. DiMaria Attorney-in-fact

Exhibits

Exhibit Number	Description
2.1

Agreement and Plan of Merger by and among BEN Holdings, Inc., BEN Merger Sub, Inc. and Bankrate, Inc., dated July 22, 2009 (incorporated by reference to the Company’s Registration Statement on Form S-1 (333-173550).

2.2

Agreement and Plan of Merger by and among Bankrate, Inc., BR Acquisitions Inc., NetQuote Holdings, Inc. and Spectrum Equity Investors IV, L.P., dated May 25, 2010 (incorporated by reference to the Company’s Registration Statement on Form S-1 (333-173550)).

2.3

Agreement and Plan of Merger by and among Bankrate, Inc., CCBK Acquisition, Inc., CreditCards.com, Inc., certain stockholders, and American Capital, Ltd., dated June 10, 2010 (incorporated by reference to the Company’s Registration Statement on Form S-1 (333-173550)).

3.1	Second Amended and Restated Certificate of Incorporation of Bankrate, Inc. (incorporated by reference to the Company’s Registration Statement on Form S-8 (333-175000)).
3.2	Second Amended and Restated Bylaws of Bankrate, Inc. (incorporated by reference to the Company’s Registration Statement on Form S-8 (333-175000)).
4.1

Indenture, dated as of August 7, 2013, among the Company, the Guarantors and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 of Bankrate’s Current Report on Form 8-K filed on August 13, 2013).

4.2	Form of common stock certificate of Bankrate, Inc. (incorporated by reference to Exhibit 4.7 of the Company’s Registration Statement on Form S-1 (333-173550)).
4.3	Form of VCOC Investors’ Rights Agreement. (incorporated by reference to Exhibit 4.8 of the Company’s Registration Statement on Form S-1 (333-173550)).
10.1	Executive Agreement between Bankrate, Inc. and Thomas Evans, dated June 21, 2004 (incorporated by reference to the Company’s Registration Statement on Form S-1 (333-173550)).
10.2	Executive Agreement between Bankrate, Inc. and Edward DiMaria, dated April 3, 2006 (incorporated by reference to the Company’s Registration Statement on Form S-1 (333-173550)).
10.3	Executive Agreement between Bankrate, Inc. and Daniel Hoogterp, dated May 31, 2005 (incorporated by reference to the Company’s Registration Statement on Form S-1 (333-173550)).
10.4	Executive Agreement between Bankrate, Inc. and Michael Ricciardelli, dated July 22, 2010 (incorporated by reference to the Company’s Registration Statement on Form S-1 (333-173550)).
10.5	Executive Agreement between Bankrate, Inc. and Donaldson Ross, dated September 11, 2006 (incorporated by reference to the Company’s Registration Statement on Form S-1 (333-173550)).
10.6	Amendment to Employment Agreement between Bankrate, Inc. and Thomas R. Evans, dated September 25, 2009 (incorporated by reference to the Company’s Registration Statement on Form S-1 (333-173550)).
10.7	Amendment to Employment Agreement between Bankrate, Inc. and Daniel P. Hoogterp, dated September 25, 2009 (incorporated by reference to the Company’s Registration Statement on Form S-1 (333-173550)).

10.8	Amendment to Employment Agreement between Bankrate, Inc. and Donaldson Ross, dated September 25, 2009 (incorporated by reference to the Company’s Registration Statement on Form S-1 (333-173550)).
10.9	Amendment No. 2 to Employment Agreement between Bankrate, Inc. and Thomas R. Evans, dated December 31, 2012 (incorporated by reference to the Company’s Form 10-K filed on March 1, 2013)
10.10	Amendment to Employment Agreement between Bankrate, Inc. and Edward J. DiMaria, dated December 31, 2012 (incorporated by reference to the Company’s Form 10-K filed on March 1, 2013)
10.11	Amendment No. 2 to Employment Agreement between Bankrate, Inc. and Daniel P. Hoogterp, dated December 31, 2012 (incorporated by reference to the Company’s Form 10-K filed on March 1, 2013)
10.12	Amendment to Employment Agreement between Bankrate, Inc. and Michael J. Ricciardelli, dated December 31, 2012 (incorporated by reference to the Company’s Form 10-K filed on March 1, 2013)
10.13	Amendment No. 2 to Employment Agreement between Bankrate, Inc. and Donaldson Ross, dated December 31, 2012 (incorporated by reference to the Company’s Form 10-K filed on March 1, 2013)
10.14	Executive Agreement by and between Kenneth S. Esterow and Bankrate, Inc. (incorporated by reference to Exhibit 10.33 of Bankrate’s Current Report on Form 8-K filed on September 6, 2013)
10.15	Amendment to Executive Agreement between Bankrate, Inc. and Kenneth S. Esterow, dated December 31, 2013
10.16	Separation and Consulting Agreement, dated December 10, 2013, by and between Thomas R. Evans and Bankrate Inc.
10.17	Amendment No. 3 to Employment Agreement between Bankrate, Inc. and Daniel P. Hoogterp, dated January 5, 2014
10.18	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.34 of the Company’s Form 10-Q filed on November 7, 2013)
10.19	Form of 2013 Performance-Based Restricted Stock Agreement (incorporated by reference to Exhibit 10.31 of the Company’s Form 10-Q filed on August 8, 2013)
10.20	Form of 2013 Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.32 of the Company’s Form 10-Q filed on August 8, 2013)
10.21	Fourth Amended and Restated Stockholders Agreement (incorporated by reference to the Company’s Registration Statement on Form S-1 (333-173550)).
10.22	Lease by and between Gardens Plaza Investors, LLC and Bankrate, Inc., dated November 3, 2005 (incorporated by reference to the Company’s Registration Statement on Form S-1 (333-173550)).
10.23	Form of Lease Agreement between Echelon Holdings, Ltd. and Bankrate, Inc., dated March 14, 2013 (incorporated by reference to Exhibit 10.23 of the Company’s Form 10-Q filed on August 8, 2013)
10.24

Amended and Restated Office Lease by and between 1860 Blake Street, LLC and NetQuote, Inc, dated September 22, 2008 (incorporated by reference to the Company’s Registration Statement on Form S-1 (333-173550))

10.25

Second Amendment, dated June 4, 2013, to Amended and Restated Office Lease by and between 1860 Blake Street, LLC and NetQuote, Inc. dated September 22, 2008 (incorporated by reference to Exhibit 10.25 of the Company’s Form 10-Q filed on August 8, 2013)

10.26	Bankrate, Inc. 2011 Equity Compensation Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 (333-175000)).
10.27	Form of Bankrate, Inc. Senior Executive Annual Bonus Plan (incorporated by reference to the Company’s Registration Statement on Form S-1 (333-173550)).
10.28	Form of Director Indemnification Agreement between Bankrate, Inc., and members of the management (incorporated by reference to the Company’s Registration Statement on Form S-1 (333-173550)).
10.29

Revolving Credit Agreement, dated as of August 7, 2013, among Bankrate, Inc., the Guarantors, the lenders party thereto, Royal Bank of Canada as administrative agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 of Bankrate’s Current Report on Form 8-K filed on August 13, 2013).

10.30	Form of 2013 Restricted Stock Agreement (incorporated by reference to Exhibit 10.30 of the Company’s Form 10-Q filed on August 8, 2013)
21.1	List of Subsidiaries of Bankrate, Inc.
23.1	Consent of Grant Thornton LLP
24.1	Power of Attorney
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Ex. 101.INS	XBRL Instance Document
Ex. 101.SCH	XBRL Taxonomy Extension Schema Document
Ex. 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Ex. 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Ex. 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
Ex. 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document