Form 10-Q
period 2014-03-31
Bankrate, Inc.
filed 2014-05-08
CIK 1518222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File No. 1-35206

(Exact name of registrant as specified in its charter)

Delaware	65-0423422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11760 U.S. Highway One, Suite 200 North Palm Beach, Florida	33408
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

The number of outstanding shares of the issuer’s common stock as of April 23, 2014 was as follows: 104,740,450 shares of Common Stock, $.01 par value.

Bankrate, Inc. and Subsidiaries

Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2014

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

Important factors that could cause actual results to differ materially from our expectations, which we refer to as cautionary statements, are discussed in detail in Part I, Item 1A. “Risk Factors” in our annual report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2014. All forward-looking information in this quarterly report and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include without limitation:

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

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

Bankrate, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	(Unaudited)
	March 31,	December 31,
	2014	2013
Assets
Cash and cash equivalents	$243,920	$230,071
Accounts receivable, net of allowance for doubtful accounts of
$564 and $620 at March 31, 2014 and December 31, 2013	78,371	61,962
Deferred income taxes	7,155	7,155
Prepaid expenses and other current assets	6,984	9,736
Total current assets	336,430	308,924

Furniture, fixtures and equipment, net of accumulated depreciation of
$21,705 and $19,690 at March 31, 2014 and December 31, 2013	14,265	12,930
Intangible assets, net of accumulated amortization of
$194,170 and $181,721 at March 31, 2014 and December 31, 2013	337,516	350,206
Goodwill	611,975	611,975
Other assets	11,247	12,776
Total assets	$1,311,433	$1,296,811

Liabilities and Stockholders' Equity
Liabilities
Accounts payable	9,237	7,149
Accrued expenses	37,217	40,546
Deferred revenue and customer deposits	4,000	3,792
Accrued interest	2,319	7,379
Other current liabilities	20,755	24,595
Total current liabilities	73,528	83,461

Deferred income taxes	51,699	51,699
Long term debt, net of unamortized discount	297,162	297,021
Other liabilities	18,948	25,668
Total liabilities	$441,337	$457,849

Commitments and contingencies (Note 9)

Stockholders' equity
Common stock, par value $.01 per share -
300,000,000 shares authorized at March 31, 2014 and December 31, 2013;
104,818,357 shares and 101,749,513 shares issued at March 31, 2014 and
December 31, 2013; 104,740,450 shares and 101,698,985 shares outstanding at March 31, 2014 and December 31, 2013	1,047	1,017
Additional paid-in capital	890,856	864,152
Accumulated deficit	(20,434)	(25,266)
Less: Treasury stock, at cost - 77,907 share and 50,528 shares at March 31, 2014 and December 31, 2013	(1,042)	(591)
Accumulated other comprehensive loss	(331)	(350)
Total stockholders' equity	870,096	838,962
Total liabilities and stockholders' equity	$1,311,433	$1,296,811

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bankrate, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three months ended
	March 31,	March 31,
	2014	2013
Revenue	$136,475	$108,448
Cost of revenue (excludes depreciation and amortization)	46,295	36,108
Gross margin	90,180	72,340

Operating expenses:
Sales	3,660	3,777
Marketing	33,401	26,333
Product development and technology	5,738	4,651
General and administrative	15,258	11,376
Acquisition, offering and related expenses	2,403	-
Changes in fair value of contingent acquisition consideration	1,406	1,149
Depreciation and amortization	14,461	14,511
	76,327	61,797
Income from operations	13,853	10,543

Interest and other expenses, net	5,192	6,535

Income before taxes	8,661	4,008
Income tax expense	3,829	1,825
Net income	$4,832	$2,183

Basic and diluted net income per share:
Basic	$0.05	$0.02
Diluted	0.05	0.02
Weighted average common shares outstanding:
Basic	100,876,470	100,047,441
Diluted	103,081,843	100,053,107

Comprehensive income	$4,851	$1,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bankrate, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended
	March 31,	March 31,
	2014	2013
Cash flows from operating activities
Net income	$4,832	$2,183
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	14,461	14,511
Provision for doubtful accounts receivable	198	96
Amortization of deferred financing charges and original issue discount	536	671
Stock-based compensation	3,923	2,241
Changes in fair value of contingent acquisition consideration	1,406	1,149
Change in operating assets and liabilities, net of effect of business acquisitions
Accounts receivable	(16,607)	(6,719)
Prepaid expenses and other assets	2,754	2,590
Accounts payable	2,088	(703)
Accrued expenses	(3,329)	1,972
Other liabilities	(5,026)	(5,638)
Deferred revenue	208	65
Net cash provided by operating activities	5,444	12,418

Cash flows from investing activities
Purchases of furniture, fixtures and equipment and capitalized website development costs	(1,951)	(3,688)
Cash used in business acquisitions, net	-	(3,000)
Restricted cash	(1)	-
Net cash used in investing activities	(1,952)	(6,688)

Cash flows from financing activities
Cash paid for contingent acquisition consideration	(12,000)	-
Purchase of Company common stock	(451)	-
Proceeds from exercise of stock options, net of costs	22,811	-
Net cash provided by financing activities	10,360	-

Effect of exchange rate on cash and cash equivalents	(3)	(80)
Net increase in cash	13,849	5,650
Cash - beginning of period	230,071	83,590
Cash - end of period	$243,920	$89,240

Supplemental disclosure of other cash flow activities
Cash paid for interest	9,746	11,578
Cash paid for taxes, net of refunds	2,266	654

Supplemental disclosure of non-cash investing and financing activities
Contingent acquisition consideration	-	8,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Bankrate, Inc. and its subsidiaries (“Bankrate,” the “Company,” “we,” “us,” or “our”) own and operate an Internet-based consumer banking and personal finance network (“Online Network”). Our flagship website, Bankrate.com, is one of the Internet’s leading aggregators of information on more than 300 financial products and fees, including mortgages, deposits, insurance, credit cards, and other personal finance categories. Additionally, we provide financial applications and information to a network of distribution partners and through national and state publications.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement of our results have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the  three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, for any other interim period or for any other future year.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 27, 2014.

There have been no significant changes in the Company’s accounting policies from those disclosed in the Company’s 2013 Annual Report on Form 10-K filed with the SEC on February 27, 2014.

Reclassification

Certain reclassifications have been made to the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 to conform to the presentation for the three months ended March 31, 2014.

New Accounting Pronouncements

Recently Adopted Pronouncements

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

March 31, 2014

(Unaudited)

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

NOTE 2 – GOODWILL AND INTANGIBLE ASSETS

Goodwill activity for the three months ended March 31, 2014 is shown below:

Balance, January 1, 2014	$611,975
Acquisition of certain assets and liabilities of various entities	-
Balance, March 31, 2014	$611,975

Intangible assets consist primarily of domain names and URLs, customer relationships, affiliate relationships and developed technologies. Intangible assets are being amortized over their estimated useful lives on both straight-line and accelerated bases.

Intangible assets subject to amortization were as follows as of March 31, 2014:

(In thousands)	Cost	Accumulated Amortization	Net
Trademarks and URLs	$255,752	$(58,604)	$197,148
Customer relationships	229,060	(106,784)	122,276
Affiliate relationships	22,740	(11,945)	10,795
Developed technology	24,134	(16,837)	7,297
	$531,686	$(194,170)	$337,516

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

Intangible assets subject to amortization were as follows as of December 31, 2013:

(In thousands)	Cost	Accumulated Amortization	Net
Trademarks and URLs	$256,013	$(53,681)	$202,332
Customer relationships	229,041	(100,077)	128,964
Affiliate relationships	22,740	(11,721)	11,019
Developed technology	24,133	(16,242)	7,891
	$531,927	$(181,721)	$350,206

Amortization expense for the three months ended March 31, 2014 and 2013 was $12.5 million and $12.9 million, respectively.

Future amortization expense as of March 31, 2014 is expected to be:

Amortization
(In thousands)	Expense
Remainder of 2014	$37,939
2015	48,578
2016	47,622
2017	42,758
2018	32,823
Thereafter	127,796
Total expected amortization expense for intangible assets	$337,516

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

The following table presents the computation of basic and diluted earnings per share:

	Three months ended
	March 31,	March 31,
(In thousands, except share and per share data)	2014	2013
Net income	$4,832	$2,183

Weighted average common shares outstanding for basic earnings per share	100,876,470	100,047,441
Additional dilutive shares related to share based awards	2,205,373	5,666
Weighted average common shares outstanding for diluted earnings per share	103,081,843	100,053,107

Basic and diluted net income per share:
Basic	$0.05	$0.02
Diluted	$0.05	$0.02

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

For the three months ended March 31, 2014 and 2013 there were 623,126 and 4,982,738 stock options, respectively, which are not included in the calculation of diluted earnings per share because their impact would have been anti-dilutive.

NOTE 4 – STOCKHOLDERS’ EQUITY

The activity in stockholders’ equity for the three months ended March 31, 2014 is shown below:

	Common Stock
(In thousands)	Shares	Amount	Additional paid-in capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss - Foreign Currency Translation	Total Stockholders' Equity

Balance at December 31, 2013	101,699	$1,017	$864,152	$(25,266)	$(591)	$(350)	$838,962
Other comprehensive income, net of taxes	-	-	-	-	-	19	19
Treasury stock purchased	(28)	-	-	-	(451)	-	(451)
Restricted stock issued, net of cancellations	805	8	(8)	-	-	-	-
Performance stock issued, net of cancellations	725	7	(7)	-	-	-	-
Common stock issued	1,539	15	22,796	-	-	-	22,811
Stock-based compensation	-	-	3,923	-	-	-	3,923
Net income	-	-	-	4,832	-	-	4,832
Balance at March 31, 2014	104,740	$1,047	$890,856	$(20,434)	$(1,042)	$(331)	$870,096

NOTE 5 – GEOGRAPHIC DATA AND CONCENTRATIONS

No single country outside of the U.S. accounted for more than 10% of revenue during the three months ended March 31, 2014 and 2013. There was no customer that accounted for 10% of revenue during the three months ended March 31, 2014. There was one customer that accounted for approximately 10% of revenue during the three months ended March 31, 2013. There were no customers with accounts receivable that constituted greater than 10% of the accounts receivable balance as of March 31, 2014 or December 31, 2013.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

Revenue related to the U.S. and international operations and revenue by type for the three months ended March 31, 2014 and 2013, and long-lived assets related to the U.S. and international operations as of March 31, 2014 and December 31, 2013 are as follows:

	Three months ended
	March 31,	March 31,
(In thousands)	2014	2013
Revenue:
USA	$135,150	$106,941
International	1,325	1,507
	$136,475	$108,448

Revenue:
Online	$135,065	$106,465
Print	1,410	1,983
	$136,475	$108,448

	March 31,	December 31,
(In thousands)	2014	2013
Long lived assets:
USA	$959,646	$970,903
International	4,110	4,208
Balance, end of period	$963,756	$975,111

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

The following table presents estimated fair value, and related carrying amounts, as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Liabilities:
Long term debt	$297,162	$320,625	$297,021	$312,000

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

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

The following tables present the Company’s fair value measurements of its contingent acquisition consideration as of March 31, 2014 and December 31, 2013 using the fair value hierarchy:

	Fair Value Measurement at March 31, 2014 Using
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurement
Contingent acquisition consideration	$-	$-	$28,168	$28,168
Total recurring fair value measurements	$-	$-	$28,168	$28,168

	Fair Value Measurement at December 31, 2013 Using
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurement
Contingent acquisition consideration	$-	$-	$38,762	$38,762
Total recurring fair value measurements	$-	$-	$38,762	$38,762

The following table sets forth a reconciliation of changes in the fair value of the Company’s Level 3 financial assets, contingent acquisition consideration, for the three months ended March 31, 2014:

Three months ended
(In thousands)	March 31, 2014
Balance at beginning of period	$38,762
Additions to Level 3	-
Transfers into Level 3	-
Transfers out of Level 3	-
Change in fair value	1,406
Payments	(12,000)
Balance at end of period	$28,168

The unobservable inputs used by the Company in determining the fair value of contingent acquisition consideration for earnout periods not yet completed include a discount factor of 16% based on the Company’s weighted average cost of capital and projected results of the acquired businesses. The fair value calculated as of March 31, 2014 is subject to sensitivity as it relates to the projected results of the acquired businesses. Each calculation is based on a separate formula and results that differ from our projections could impact the fair value significantly. During the three months ended March 31, 2014, the Company changed certain estimates of the projected results of acquired businesses that resulted in an increase in the fair value of contingent acquisition consideration and a charge to operating income of $501,000. The remaining $905,000 recorded in the change in fair value of contingent acquisition consideration during the three months ended March 31, 2014 is related to the passage of time. As of March 31, 2014, $6.7 million of the $28.2 million total contingent acquisition consideration recorded represents actual payments which were made after period end and therefore no change to the unobservable inputs would result in a change in the fair value recorded. In addition, the remaining $21.5 million represents the discounted fair value of the maximum payments allowed under the acquisition agreements and therefore only a change to the discount factor used could resulting in an increase to the fair value recorded as of March 31, 2014.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

NOTE 7 – STOCK-BASED COMPENSATION

In June 2011, the Company established the 2011 Equity Compensation Plan (the “2011 Plan”) to grant stock-based awards for up to 12,120,000 shares of our common stock. Under the 2011 Plan, the Board of Directors or its delegate has the sole authority to determine who receives such grants, the type, size and timing of such grants, and to specify the terms of any non-competition agreements relating to the grants. The purpose of the 2011 Plan is to advance our interests by providing eligible participants in the Plan with the opportunity to receive equity-based or cash incentive awards, thereby aligning their economic interests with those of our stockholders. As of March 31, 2014,  3,758,030 shares were available for future issuance under the 2011 plan.

The stock-based compensation expense for stock options and restricted stock awards recognized in our condensed consolidated statements of comprehensive income for the three months ended March 31, 2014 and 2013 are as follows:

	Three months ended
	March 31,	March 31,
(In thousands)	2014	2013
Cost of revenue	$309	$128
Operating expenses:
Sales	333	344
Marketing	230	263
Product development and technology	507	325
General and administrative	2,544	1,181
Total stock-based compensation	$3,923	$2,241

Restricted Stock

The following table summarizes restricted stock award activity for the three months ended March 31, 2014:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2014	973,193	$15.66
Granted	817,969	16.12
Vested and released	-	-
Forfeited	(12,423)	16.09
Expired	-	-
Balance, March 31, 2014	1,778,739	$15.87

Stock-based compensation expense for the three months ended March 31, 2014 and 2013 included approximately $2.0 million and $0 related to restricted stock awards, respectively. As of March 31, 2014, there was unrecognized compensation cost related to non-vested restricted stock awards of $22.5 million, which is estimated to be recognized over 2.5 years.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

Performance Based Restricted Shares

Performance based shares was as follows for the three months ended March 31, 2014:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2014	419,500	$14.77
Granted	1,144,240	16.06
Vested/Earned	-	-
Forfeited	-	-
Unearned	(419,500)	14.77
Balance, March 31, 2014	1,144,240	$16.06

During the three months ended March 31, 2014 it was determined that the Company had not met the performance condition related to the performance based restricted shares granted in 2013 and cancelled the 419,500 outstanding shares as unearned. During the three months ended March 31, 2014 we granted 1,144,240 performance based restricted shares with an average grant date fair value of $16.06 per share. The shares include a performance condition and the number of shares ultimately issued will be determined based on the Company’s performance for the two fiscal years ending December 31, 2015. The granted amount represents the maximum amount of the award at 150% of the target and the total number of shares ultimately issued can range from 0% to 100% of the granted amount. No stock-based compensation expense has been recorded during the three months ended March 31, 2014 as the satisfaction of the performance condition is not considered probable.

Stock Options

Stock option activity was as follows for the three months ended March 31, 2014:

	Number of	Price	Weighted Average	Aggregate
	Shares	Per Share	Exercise Price	Intrinsic Value
Balance, January 1, 2014	5,058,543	$11.05 - 24.25	$15.70	$13,167,000
Granted	-	-	-
Exercised	(1,519,958)	11.05 - 16.72	15.01
Forfeited	-	-	-
Expired	-	-	-
Balance, March 31, 2014	3,538,585	$11.05 - 24.25	$16.00	$5,747,000

Pursuant to the income tax provisions of ASC 718, we follow the “long-haul method” of computing our hypothetical additional paid-in capital, or APIC, pool. Approximately 259,595 stock options vested during the three months ended March 31, 2014.

The aggregate intrinsic value of stock options outstanding in the table above is calculated as the difference between the closing price of Bankrate’s common stock on the last trading day of the reporting period ($16.94)  and the exercise price of the stock options multiplied by the number of shares underlying options with an exercise prices less than the closing price on the last trading day of the reporting period.

As of March 31, 2014,  approximately  $12.2 million of total unrecognized compensation costs, net of forfeitures, related to non-vested stock option awards is expected to be recognized over a weighted average period of 1.6 years.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

NOTE 8 – INCOME TAXES

We calculate our income tax provision for interim periods based on two components: 1) the estimate of the annual effective tax rate and 2) the addition of any required period (i.e., discrete) events. The difference between income tax expense computed at the statutory rate and the reported income tax expense is primarily due to state income taxes incurred during the three   months ended March 31,  2014 and 2013.

We have approximately $12.9 million of unrecognized tax benefits as of March 31, 2014 and December 31, 2013.

We are subject to income taxes in the U.S. federal jurisdiction, various states, and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2008.  In October 2013, the Massachusetts Department of Revenue (“MADOR”) notified us of an examination into the 2012 tax year. The MADOR has collected data and is currently in its determination state. We cannot presently estimate the outcome of this examination. On March 3, 2014, the Internal Revenue Service (“IRS”) notified us of an examination into the 2011 tax year. The IRS has collected data and is currently in its execution stage. We cannot presently estimate the outcome of this examination.

We accrued approximately $78,000 and $96,000 for the payment of interest and penalties for the respective three months ended March 31, 2014 and 2013, which was recorded as an income tax expense during the respective three months ended March 31,  2014 and 2013.

Our effective tax rate changed from approximately 44% during the three months ended March 31, 2013 to approximately 46% in the same period in 2014 due to foreign losses and interest incurred during the three months ended March 31, 2014 on liabilities related to unrecognized tax benefits.

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

TCPA Litigation

In October 2013, a putative class action lawsuit styled Steven Nicoski v. Bankrate, Inc. was filed against the Company in the United States District Court for the District of Minnesota alleging violations of the Telephone Consumer Protection Act (TCPA) and seeking statutory damages, injunctive relief and attorney fees. The plaintiff alleges that the Company contacted him and the members of the class he seeks to represent on their cellular telephones without their prior express consent. The plaintiff filed a motion for class certification in December 2013, which was denied without prejudice in March 2014. The Company will vigorously defend this lawsuit. The Company cannot presently estimate the amount of loss, if any, that would result from an adverse resolution of this matter.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

Securities Litigation

In October 2013, a purported class action suit was brought in federal court in the Southern District of New York against the Company, certain officers and directors of the Company, entities associated with Apax Partners, and the underwriters in the Company’s 2011 initial public offering and December 2011 stock offering.  The suit, captioned Arkansas Teacher Retirement System v. Bankrate, Inc., 13-CV-7183, alleges, among other things, that the Company’s public disclosures regarding its insurance leads business, were materially misleading, and seeks relief under the federal securities laws, including damages.  On January 21, 2014, the plaintiffs filed an Amended Complaint, which asserted claims against the Company, certain officers of the Company, and entities associated with Apax Partners, and dropped the claims asserted against the underwriters and certain Company directors. On April 15, 2014, the court granted the defendants’ motion to dismiss as to claims asserted against the entities associated with Apax Partners, and denied the motion to dismiss as to the remaining claims. The Company believes that the claims alleged in the suit are without merit, and intends to vigorously defend against the litigation.  The Company cannot presently estimate the amount of loss, if any, that would result from an adverse resolution of this matter.

NOTE 10 – DEBT

Senior Notes

On July 25, 2013, the Company delivered a Conditional Notice of Full Redemption (the ”Notice”) to holders of its 11.75% Senior Secured Notes due 2015 (“Senior Secured Notes”). The Notice called for redemption of all the currently outstanding $195.0 million aggregate principal amount of Senior Secured Notes on August 24, 2013 (the ”Redemption Date”). The redemption price of the Senior Secured Notes is 105.875% of the principal amount redeemed, plus accrued and unpaid interest to but not including the Redemption Date (the “Redemption Price”). The redemption was consummated on the Redemption Date and as a result the Company recorded a loss of $17.2 million during the year ended December 31, 2013.

On August 2, 2013, the Company announced the pricing of an offering of $300 million of new 6.125% senior unsecured notes due 2018 (the “Senior Notes”), which closed on August 7, 2013. On August 7, 2013, the Company completed the offering of the Senior Notes and the deposit of $208.9 million with Wilmington Trust, National Association, the trustee (the “Trustee”) under the Indenture, dated as of July 13, 2010 (the “Indenture”) under which the Senior Secured Notes were issued, thereby satisfying and discharging the Indenture governing the Senior Secured Notes and all of the Company’s obligations under the Senior Secured Notes. The deposited funds were applied by the Trustee to pay the Redemption Price. In connection with the redemption, the Company wrote off unamortized original issue discount of $819,000 and unamortized deferred loan fees of approximately $3.4 million, which were included in the loss on early extinguishment of debt in the condensed consolidated statement of comprehensive income in 2013.

Interest on the Senior Notes accrues daily on the outstanding principal amount thereof at 6.125% and is payable semi-annually, in arrears, on August 15th and February 15th, beginning on February 15, 2014, in cash.

On or after August 15, 2015, the Company may redeem some or all of the Senior Notes at a premium that will decrease over time as set forth in Bankrate, Inc.’s Indenture, dated as of August 7, 2013 (the “Senior Notes Indenture”). Additionally, if the Company experiences a Change of Control Triggering Event (as defined in the Senior Notes Indenture), the Company must offer to purchase all of the Senior Notes at a price in cash equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of purchase. The Senior Notes Indenture contains covenants and events of default customary for transactions of this type and has no financial maintenance covenant. All obligations under the Senior Notes are guaranteed by the Guarantors (as defined below).

For the three months ended March 31, 2014 and 2013, interest expense, excluding the amortization of deferred financing costs and the original issue discounts, related to the Senior Notes and Senior Secured Notes was $4.6 million and $5.7 million, respectively.

During the three months ended March 31,  2014 and 2013, the Company amortized original issue discount which is included within interest and other expenses on the accompanying condensed consolidated statements of comprehensive income of $141,000 and $89,000, respectively.  At March 31, 2014 and December 31, 2013, the Company had approximately $2.8 million and $3.0 million, respectively, in original issue discounts remaining to be amortized.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

During the three months ended March 31, 2014 and 2013, the Company amortized deferred loan fees related to the Senior Notes and Senior Secured Notes which are included within interest and other expenses on the accompanying consolidated statement of comprehensive income of $309,000 and $374,000 million, respectively. At March 31, 2014 and December 31, 2013, the Company had approximately $6.4 million and $6.7 million, respectively, in deferred loan fees remaining to be amortized.

The Company had a balance of approximately $297.2 million and $297.0 million in Senior Notes,   net of amortization, as of March 31, 2014 and December 31, 2013, respectively recorded on the accompanying consolidated balance sheet.

Revolving Credit Facility

On August 7, 2013, the Company terminated its existing Revolving Credit Facilities in an aggregate amount of $100.0 million, consisting of two tranches, tranche A for $30.0 million and tranche B for $70.0 million (“Revolving Credit Facilities”) and repaid all outstanding obligations thereunder. In connection with such termination, the Company wrote off approximately $1.4 million of deferred loan fees, which was included in the loss on early extinguishment of debt in the condensed consolidated statement of comprehensive income for the year ended December 31, 2013.

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

The New Credit Agreement contains customary affirmative and negative covenants and events of default and requires the Company to comply with a maximum consolidated total leverage ratio of 4.00:1.00 as of the last day of any fiscal quarter only if the aggregate amount (without duplication) of letters of credit (other than letters of credit that are issued and not drawn to the extent such letters of credit are cash collateralized) and loans outstanding under the Revolving Credit Facility exceed, on a pro forma basis, 30% of the total revolving commitments of all Lenders at such time. The Company was in compliance with all required covenants as of March 31, 2014.

All obligations under the New Credit Agreement are guaranteed by the Guarantors and are secured, subject to certain exceptions, by first priority liens on the assets of the Company and the Guarantors.

As of March 31, 2014, the Company had $70.0 million available for borrowing under the Revolving Credit Facility and there were no amounts outstanding.  During the three months ended March 31, 2014 and 2013, the Company amortized $85,000 and $207,000 of deferred loan fees, respectively, which is included in interest and other expenses on the accompanying consolidated statements of comprehensive income (loss). At March 31, 2014 and December 31, 2013, the Company had approximately $1.3 million and $1.4 million, respectively, in deferred loan fees remaining to be amortized.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

NOTE 11 – SUBSEQUENT EVENTS

On May 1, 2014, the Company completed the acquisition of Caring, Inc., a Delaware corporation (“Caring”), through the merger of a wholly owned subsidiary of Bankrate with and into Caring, with Caring continuing as the surviving corporation (the “Merger”). Caring is a privately held company and the owner of Caring.com, a leading senior care resource for those seeking information and support as they care for aging family members and loved ones.  As a result of the Merger, Caring became a wholly owned subsidiary of Bankrate.  The total aggregate consideration paid to the former stockholders of Caring in connection with the transaction was approximately $54.0 million in cash, subject to adjustments. The acquisition will be accounted for as a business combination and the purchase accounting has not yet been completed.

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

Lead generation, display advertisements and hyperlink listings, which we refer to as online revenue, represented approximately 99% of our revenue for the three months ended March 31, 2014 and 2013. We also derive revenue through the sale of print advertisements and the distribution (or syndication) of our editorial content, which we refer to as print publishing and licensing revenue.

Company Developments

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

Product Development and Technology

Product development and technology costs represent compensation and benefits related to site development, network systems and telecommunications infrastructure support, programming, new product design and development, other technology costs, and stock-based compensation expense.

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

Estimated Useful Life
Trademarks and URLs	2-25 years
Customer relationships	3-15 years
Affiliate relationships	1-15 years
Developed technologies	1-6 years

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

Critical Accounting Policies

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP, requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenue and expenses during the period. We base our judgments, estimates and assumptions on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. There have been no significant changes in our critical accounting policies or estimates during the three months ended March 31, 2014 as compared to the critical accounting policies and estimates disclosed in management’s discussion and analysis of financial condition and results of operations included our Annual Report dated February 27, 2014 and filed with the SEC on Form 10-K.

Recent Accounting Pronouncements

See Note 1 in Notes to Condensed Consolidated Financial Statements.

Results of Operations

The following is our analysis of the results of operations for the periods covered by our interim consolidated financial statements. This analysis should be read in conjunction with our annual financial statements, including the related notes to the annual financial statements included within our Annual Report dated February 27, 2014 and filed with the SEC on Form 10-K.

The following table displays our results for the respective periods expressed as a percentage of total revenue.

	Three months ended
	March 31,	March 31,
Statement of Operations Data:	2014	2013
Revenue	100%	100%
Cost of revenue (excludes depreciation and amortization)	34%	33%
Gross margin	66%	67%

Operating expenses:
Sales	3%	3%
Marketing	24%	24%
Product development and technology	4%	4%
General and administrative	11%	10%
Acquisition, offering and related expenses	2%	0%
Changes in fair value of contingent acquisition consideration	1%	1%
Depreciation and amortization	11%	13%
	56%	55%
Income from operations	10%	12%

Interest and other expenses, net	4%	6%

Income before taxes	6%	6%
Income tax expense	3%	2%
Net income	3%	4%

Revenue

	Three months ended
(In thousands)	March 31, 2014	March 31, 2013
Online (1)	$135,065	$106,465
Print publishing	1,410	1,983
Total revenue	$136,475	$108,448

(1) Consists of display advertising, hyperlink and lead generation.

Cost of Revenue (excludes depreciation and amortization) and Gross Margin

	Three months ended
(In thousands)	March 31, 2014	March 31, 2013
Revenue	$136,475	$108,448
Cost of revenue	46,295	36,108
Gross margin	$90,180	$72,340
Gross margin as a percentage of revenue	66%	67%

Three months ended March 31, 2014 Compared to Three months ended March 31,  2013

Revenue

Total revenue was $136.5 million and $108.4 million for the three months ended March 31, 2014 and 2013, respectively, representing an increase of 26%, due to the reasons set forth below.

Total lead revenue increased by $17.2 million for the three months ended March 31, 2014 compared to the same period in 2013 as both cost per approval (CPA) and cost per lead (CPL) revenue increased 19% and 31%, respectively. The increase in CPA revenue is as a result of an increase in volume in our affiliate networks as well as an increase in price.  The increase  in CPL revenue was due to the Company’s quality initiative to substantially reduce lower quality affiliate leads and boost the overall quality and conversion of its insurance products.  This initiative resulted in an increase in the overall rate ($11.5 million impact) partially offset by a decrease in the number of leads sold ($2.9 million impact).

Click and Call revenue (cost-per-click or CPC) increased by $9.5 million ended March 31, 2014 compared to the same period in 2013, due to an increase in the number of clicks ($4.8 million impact) and an increase in the overall rate ($4.6 million impact).  The increase in volume was seen in both insurance and deposits offset by a decline in mortgage clicks due to the softening refinance market.

Display advertising revenue (cost-per-impression or CPM) revenue increased $1.9 million for the three months ended March 31, 2014 compared to the same period in 2013 which was driven by an increase in sold impressions ($1.2 million impact) and an increase in cost per impressions yield per page ($731,000 impact).

Cost of Revenue (excludes depreciation and amortization) and Gross Margin

Cost of revenue for the three months ended March 31, 2014 of $46.3 million was $10.2 million higher than the same period in 2013. The Company incurred $9.8 million more in distribution payments to our online partners and affiliates as a result of higher online revenue on affiliate sites and $353,000 in higher employee costs. Our gross margin for the three months ended March 31, 2014 was 66%, compared to 67% for the same period in 2013.The slight decline is a result of the change in mix of revenues among our product verticals.

Operating Expenses

Sales

Sales expenses for the three months ended March 31, 2014 of $3.7 million were approximately  $117,000 lower than the same period in 2013,  primarily due to $216,000 in lower outside labor costs offset by an increase of $68,000 in compensation costs due to higher sales.

Marketing

Marketing expenses for the three months ended March 31, 2014 of $33.4 million were $7.1 million higher than the same period in 2013. The increase is primarily due $6.8 million increase higher paid marketing expense which includes search engine marketing (“SEM”) and email marketing expense, and $148,000 in higher compensation costs. The increase in marketing is in an effort to drive increased traffic to our owned and operated sites.

Product Development and Technology

Product development and technology costs for the three months ended March 31, 2014 of $5.7 million were approximately $1.1 million higher than the comparable period in 2013,  primarily due to $743,000 in higher compensation costs, $182,000 in higher stock compensation expense,  and $73,000 in higher outside labor costs.

General and Administrative

General and administrative expenses for the three months ended March 31, 2014 of $15.3 million were $3.9 million higher than the same period in 2013,  due primarily to increases of $1.1 million in employee costs associated with increased headcount and higher projected incentive plan payments, $1.4 million in stock compensation expense, $758,000 in professional fees, $193,000 in allocated facility costs and $136,000 in general information technology costs.

Acquisition, Offering and Related Expenses

Acquisition, offering and related expenses for the three months ended March 31, 2014 was $2.4 million as compared to $0 for the same period in 2013. The acquisition, offering and related expenses for the three months ended March 31, 2014 were primarily related to costs associated with our secondary offering and acquisition costs.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2014 of $14.5 million was $50,000 lower than the same period in 2013.

Interest and Other Expenses, net

Interest and other expenses, net for the three months ended March 31, 2014 primarily consists of expenses associated with our Senior Notes, partially offset by other income and de minimis interest earned on cash and cash equivalents. Interest and other expenses, net for the three months ended March 31, 2014 was $5.2 million, which primarily consisted of $4.7 million for the Senior Notes and $536,000 for the amortization of deferred financing costs and original issue discounts on the Senior Notes and the New Credit Agreement.  This amount was partially offset by de minimis interest and other income.

Interest and other expenses, net for the three months ended March 31,  2013 primarily consisted of expenses associated with the Senior Secured Notes, partially offset by other income and de minimis interest earned on cash equivalents.   Interest and other expenses, net for the three months ended March 31, 2013 was $6.5 million, which primarily consisted of $5.7 million for the Senior Secured Notes and $671,000 for amortization of deferred financing notes and original issue discount.

Changes in Fair Value of Contingent Acquisition Consideration

Changes in fair value of contingent acquisition consideration for the three months ended March 31, 2014 was $1.4 million and consisted of increases to the fair value due to the passage of time of $905,000 and increases to fair value due to change in estimates of $501,000.

Changes in fair value of contingent acquisition consideration for the three months ended March 31,  2013 was $1.1 million and consisted of increases of $2.5 million in fair value of contingent amounts and a decrease of $1.4 million in fair value of other contingent amounts.

Income Tax Expense

Our income tax expense for the three months ended March 31, 2014 of $3.8 million compared to our income tax expense of $1.8 million for the three months ended March 31,  2013. Our effective tax rate changed from approximately 46% during the three months ended March 31, 2013 to approximately 44% in the same period in 2014 due to foreign losses and interest incurred during the three months ended March 31, 2014 on liabilities related to unrecognized tax benefits.

Liquidity and Capital Resources

(In thousands)	March 31, 2014	December 31, 2013	Change
Cash and cash equivalents	$243,920	$230,071	$13,849
Working capital	$262,902	$225,463	$37,439
Stockholders' equity	$870,096	$838,962	$31,134

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

As of March 31, 2014, we had working capital of $262.9 million and our primary commitments were normal working capital requirements and $2.3 million in accrued interest for the Senior Notes. In addition, we have commitments for potential earn out obligations related to past acquisitions totaling $21.5 million as of March 31, 2014.

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

As of March 31, 2014, we had no amount outstanding under the Revolving Credit Facility and we were in compliance with all required covenants.

Senior Notes

As of March 31, 2014, we had $300.0 million in Senior Notes outstanding for which interest is accrued daily on the outstanding principal amount at 6 1/8% and is payable semi-annually, in arrears, on February 15th and August 15th in cash. The Senior Notes are due August 15, 2018. Accrued interest on the Senior Notes as of March 31, 2014 is approximately $2.3 million. Refer to Note 10 in the Notes to Condensed Consolidated Financial Statements for a further description of the Senior Notes.

Operating Activities

During the three months ended March 31, 2014, operating activities provided cash of $5.4 million compared to $12.4 million during the three months ended March 31, 2013. The decrease is due to an increase in taxes paid of $1.6 million, a decrease in interest paid of $1.8 million, an increase in net income excluding non-cash charges (primarily depreciation and amortization, stock-based compensation and changes in fair value of contingent acquisition consideration) of $4.5 million and a decrease due to changes in operating assets and liabilities of $11.5 million. The decrease in operating assets and liabilities is attributed to the overall increase in revenue as well as the timing of cash receipts and payments.

Investing Activities

For the three months ended March 31, 2014, cash flows used in investing activities was $2.0 million consisting of purchases of furniture, fixtures, equipment and capitalized website development costs.

For the three months ended March 31, 2013, cash flows used in investing activities was $6.7 million and includes $3.0 million of cash used for business acquisitions and $3.7 million for purchases of furniture, fixtures, equipment and capitalized website development costs.

Financing Activities

For the three months ended March 31, 2014,  cash provided by financing activities was $10.4 million primarily from the net proceeds from the issuance of common stock of $22.8 million resulting from the exercise of stock options partially offset by $12.0 million of payments of contingent acquisition consideration.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The primary objective of our investment strategy is to preserve principal while maximizing the income we receive from investments without significantly increasing risk. To minimize this risk, to date we have maintained our portfolio of cash equivalents in short-term and overnight investments that are not subject to market risk, as the interest paid on such investments fluctuates with the prevailing interest rates. As of March 31, 2014, all of our cash equivalents mature in less than three months.

None of our outstanding debt as of March 31, 2014 was subject to variable interest rates as we did not have an outstanding balance for borrowed money under our Revolving Credit Facility as of March 31, 2014. Interest under the Revolving Credit Facility accrues at variable rates based, at our option, on the alternate base rate (as defined in the Revolving Credit Facility) plus a margin of 3.00% or at the adjusted LIBO rate (as defined in the Revolving Credit Facility) plus a margin of 2.00%. Our fixed interest rate debt includes $300 million of the Senior Notes in the aggregate principal amount.

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

Based on their evaluation as of March 31, 2014, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The information with respect to legal proceedings is incorporated by reference from Note 9 of our Condensed Consolidated Financial Statements included herein.

Item 1A.  Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed “Risk Factors” included within our Annual Report on Form 10-K filed with the SEC on February 27, 2014. The risks described in our annual report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There has been no material changes in our risk factors from those disclosed in our annual report referred to above.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Company Purchase of Equity Securities

The following table sets forth the Company’s purchases of equity securities for the periods indicated:

				Maximum Number
			Total Number of Shares	of Shares That May
			Purchased as Part of	Yet Be Purchased
	Total Number of	Average Price	Publicly Announced	Under the Plans or
Period	Shares Purchased	Paid Per Share	Plans or Programs	Programs(1)
January 1, 2014 through January 31, 2014	27,379	$16.48	—	$70,000,000
February 1, 2014 through February 28, 2014	—	$—	—	$70,000,000
March 1, 2014 through March 31, 2014	—	$—	—	$70,000,000

(1) On February 12, 2013 the Company’s Board of Directors authorized a $70 million share repurchase program which allows the Company to repurchase shares of its common stock in open market or private transactions. The program will expire on December 31, 2014.

Item 5.    Other Information

None.

Item 6.     Exhibits

Exhibit No.	Description
10.1*	Executive Agreement between Bankrate, Inc. and Jeff Grant, dated June 15, 2011

10.2*	Executive Agreement between Bankrate, Inc. and Christopher Speltz, dated March 3, 2014

10.3*	Form of 2014 Restricted Stock Agreement

10.4*	Form of 2014 Performance-Based Restricted Stock Agreement

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

     Bankrate, Inc.

Date: May 8, 2014	By:	/s/ Edward J. DiMaria
Edward J. DiMaria
Senior Vice President and Chief Financial Officer (Mr. DiMaria is the Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant)