Form 10-Q
period 2014-06-30
Bankrate, Inc.
filed 2014-08-08
CIK 1518222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File No. 1-35206

(Exact name of registrant as specified in its charter)

Delaware	65-0423422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11760 U.S. Highway One, Suite 200 North Palm Beach, Florida	33408
(Address of principal executive offices)	(Zip Code)

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

The number of outstanding shares of the issuer’s common stock as of July 31, 2014  was as follows: 104,434,271 shares of Common Stock, $.01 par value.

Bankrate, Inc. and Subsidiaries

Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2014

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
•

the failure to obtain preliminary or final Court approval of the proposed settlement of the securities litigation described in Note 9 of our Condensed Consolidated Financial Statements included in this document (or a delay in obtaining that approval), risks related to decisions by stockholders to opt out of or object to the proposed settlement, and resolution of insurance claims related to the litigation;

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

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

Bankrate, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	(Unaudited)
	June 30,	December 31,
	2014	2013
Assets
Cash and cash equivalents	$175,779	$230,071
Short term investments	500	-
Accounts receivable, net of allowance for doubtful accounts of
$546 and $451 at June 30, 2014 and December 31, 2013	77,154	61,962
Deferred income taxes	17,155	7,155
Prepaid expenses and other current assets	31,368	9,736
Total current assets	301,956	308,924

Furniture, fixtures and equipment, net of accumulated depreciation of
$24,003 and $19,690 at June 30, 2014 and December 31, 2013	13,609	12,930
Intangible assets, net of accumulated amortization of
$207,317 and $181,721 at June 30, 2014 and December 31, 2013	353,977	350,206
Goodwill	638,010	611,975
Other assets	12,456	12,776
Total assets	$1,320,008	$1,296,811

Liabilities and Stockholders' Equity
Liabilities
Accounts payable	8,247	7,149
Accrued expenses	27,367	40,546
Deferred revenue and customer deposits	4,705	3,792
Accrued interest	6,891	7,379
Other current liabilities	30,787	24,595
Total current liabilities	77,997	83,461

Deferred income taxes	63,199	51,699
Long term debt, net of unamortized discount	297,305	297,021
Other liabilities	15,581	25,668
Total liabilities	$454,082	$457,849

Commitments and contingencies (Note 9)

Stockholders' equity
Common stock, par value $.01 per share -
300,000,000 shares authorized at June 30, 2014 and December 31, 2013;
104,910,543 shares and 101,749,513 shares issued at June 30, 2014 and
December 31, 2013; 104,434,271 shares and 101,698,985 shares outstanding at June 30, 2014 and December 31, 2013	1,044	1,017
Additional paid-in capital	895,285	864,152
Accumulated deficit	(22,680)	(25,266)
Less: Treasury stock, at cost - 476,272 shares and 50,528 shares at June 30, 2014 and December 31, 2013	(7,516)	(591)
Accumulated other comprehensive loss	(207)	(350)
Total stockholders' equity	865,926	838,962
Total liabilities and stockholders' equity	$1,320,008	$1,296,811

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bankrate, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
Revenue	$130,662	$105,546	$267,137	$213,994
Cost of revenue (excludes depreciation and amortization)	46,494	37,542	92,789	73,650
Gross margin	84,168	68,004	174,348	140,344

Operating expenses:
Sales	3,674	3,751	7,334	7,528
Marketing	33,180	24,873	66,581	51,206
Product development and technology	5,907	4,840	11,645	9,491
General and administrative	14,169	11,246	29,426	22,622
Legal settlements	9,190	-	9,191	-
Acquisition, offering and related expenses	158	20	2,561	20
Changes in fair value of contingent acquisition consideration	744	2,949	2,150	4,098
Depreciation and amortization	15,195	14,844	29,656	29,355
	82,217	62,523	158,544	124,320
Income from operations	1,951	5,481	15,804	16,024

Interest and other expenses, net	5,159	6,539	10,351	13,074

(Loss) income before taxes	(3,208)	(1,058)	5,453	2,950
Income tax expense (benefit)	(962)	(166)	2,867	1,659
Net (loss) income	$(2,246)	$(892)	$2,586	$1,291

Basic and diluted net income per share:
Basic	$(0.02)	$(0.01)	$0.03	$0.01
Diluted	(0.02)	(0.01)	0.03	0.01
Weighted average common shares outstanding:
Basic	101,894,188	100,050,989	101,389,630	100,049,225
Diluted	101,894,188	100,050,989	103,415,647	100,922,480

Comprehensive income	$(2,122)	$(874)	$2,729	$1,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bankrate, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended
	June 30,	June 30,
	2014	2013
Cash flows from operating activities
Net income	$2,586	$1,291
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	29,656	29,355
Provision for doubtful accounts receivable	297	433
Amortization of deferred financing charges and original issue discount	1,080	1,357
Stock-based compensation	8,338	5,121
Changes in fair value of contingent acquisition consideration	2,150	4,098
Change in operating assets and liabilities, net of effect of business acquisitions
Accounts receivable	(14,184)	(6,050)
Prepaid expenses and other assets	(21,764)	931
Accounts payable	(105)	(757)
Accrued expenses	(13,800)	3,165
Other liabilities	18,821	161
Deferred revenue	683	169
Net cash provided by operating activities	13,758	39,274

Cash flows from investing activities
Purchases of furniture, fixtures and equipment and capitalized website development costs	(4,491)	(6,432)
Purchases of short-term investments	(500)	-
Cash used in business acquisitions, net	(53,679)	(4,500)
Restricted cash	(1)	-
Net cash used in investing activities	(58,671)	(10,932)

Cash flows from financing activities
Cash paid for contingent acquisition consideration	(25,298)	-
Purchase of Company common stock	(6,929)	-
Proceeds from exercise of stock options, net of costs	22,826	103
Net cash (used in) provided by financing activities	(9,401)	103

Effect of exchange rate on cash and cash equivalents	22	(74)
Net (decrease) increase in cash	(54,292)	28,371
Cash - beginning of period	230,071	83,590
Cash - end of period	$175,779	$111,961

Supplemental disclosure of other cash flow activities
Cash paid for interest	9,835	11,780
Cash paid for taxes, net of refunds	27,351	1,308

Supplemental disclosure of non-cash investing and financing activities
Contingent acquisition consideration	-	8,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Bankrate, Inc., and subsidiaries NetQuote Holdings, Inc., NetQuote Inc, CreditCards.com, Inc., LinkOffers, Inc., CreditCards.com Limited (United Kingdom), Freedom Marketing Limited (United Kingdom), Caring, Inc. and Rate Holding Company (100% owner of Bankrate Information Consulting (Beijing) Co., Ltd.) after elimination of all intercompany accounts and transactions.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement of our results have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the  six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, for any other interim period or for any other future year.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 27, 2014.

Other than as noted below, there have been no significant changes in the Company’s accounting policies from those disclosed in the Company’s 2013 Annual Report on Form 10-K filed with the SEC on February 27, 2014.

New Accounting Policies

Investments in debt securities

Securities held-to-maturity and available-for-sale: Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each statement of financial position date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization is included in other income. Interest on securities classified as held-to-maturity is included in other income.

Realized gains and losses, and declines in value judged to be other-than-temporary related to equity securities, are included in other income. With respect to debt securities, when the fair value of a debt security classified as held to maturity or available for sale is less than its amortized cost, management assesses whether or not: (i) it has the intent to sell the security or (ii) it is more likely than not that the Company will be required to sell the security before its anticipated recovery. If either of these conditions is met, the Company must recognize an other-than-temporary impairment through earnings for the difference between the debt security’s amortized cost basis and its fair value.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

For debt securities that do not meet the above criteria and the Company does not expect to recover a security’s amortized cost basis, the security is considered other-than-temporarily impaired. The amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income. For debt securities that have recognized an other-than-temporary impairment through earnings, if through subsequent evaluation there is a significant increase in the cash flow expected, the difference between the amortized cost basis and the cash flows expected to be collected is accreted as interest income.

As of June 30, 2014, the Company had held-to-maturity debt securities of $500,000 at amortized cost and fair value, and there were no unrealized holding gains or losses recognized during the three and six months ended June 30, 2014.  The security matures within one year and is classified within short term investments in the Condensed Consolidated Balance Sheet.

Reclassification

Certain reclassifications have been made to the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 to conform to the presentation for the three and six months ended June 30, 2014.

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

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

tax benefits that exist at the effective date.  The adoption of this amendment did not have a material impact on the Company's consolidated financial statements.

Recently Issued Pronouncements, Not Adopted as of June 30, 2014

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which amends the definition of a discontinued operation and requires entities to provide additional disclosures about disposal transactions that do not meet the discontinued operations criteria. This ASU requires discontinued operations treatment for disposals of a component or group of components of an entity that represent a strategic shift that has or will have a major impact on an entity’s operations or financial results. ASU 2014-08 also expands the scope of ASC 205-20, “Discontinued Operations,” to disposals of equity method investments and acquired businesses held for sale. This ASU is effective prospectively for all disposals or classifications as held for sale that occur in interim and annual reporting periods beginning after December 15, 2014. Management does not expect the adoption of ASU 2014-08 to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09: Revenue from Contracts with Customers. The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. The effective date for public registrants will be January 1, 2017 for us. Early adoption is not permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment.  We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

NOTE 2 – GOODWILL AND INTANGIBLE ASSETS

Goodwill activity for the six months ended June 30, 2014 is shown below:

Balance, January 1, 2014	$611,975
Acquisition of Caring, Inc.	26,217
Adjustment during the measurement period of previous acquisition	(182)
Balance, June 30, 2014	$638,010

Intangible assets consist primarily of domain names and URLs, customer relationships, affiliate relationships and developed technologies. Intangible assets are being amortized over their estimated useful lives on both straight-line and accelerated bases.

Intangible assets subject to amortization were as follows as of June 30, 2014:

(In thousands)	Cost	Accumulated Amortization	Net
Trademarks and URLs	$270,407	$(63,869)	$206,538
Customer relationships	239,011	(113,735)	125,276
Affiliate relationships	22,740	(12,169)	10,571
Developed technology	29,136	(17,544)	11,592
	$561,294	$(207,317)	$353,977

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Intangible assets subject to amortization were as follows as of December 31, 2013:

(In thousands)	Cost	Accumulated Amortization	Net
Trademarks and URLs	$256,013	$(53,681)	$202,332
Customer relationships	229,041	(100,077)	128,964
Affiliate relationships	22,740	(11,721)	11,019
Developed technology	24,133	(16,242)	7,891
	$531,927	$(181,721)	$350,206

Amortization expense for the three months ended June 30, 2014 and 2013 was $13.7 million and $13.1 million, respectively. Amortization expense for the six months ended June 30, 2014 and 2013 was $26.3 million and $26.0 million, respectively.

Future amortization expense as of June 30, 2014 is expected to be:

Amortization
(In thousands)	Expense
Remainder of 2014	$27,124
2015	52,262
2016	51,198
2017	46,313
2018	36,362
Thereafter	140,718
Total expected amortization expense for intangible assets	$353,977

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

The following table presents the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
(In thousands, except share and per share data)	2014	2013	2014	2013
Net (loss) income	$(2,246)	$(892)	$2,586	$1,291

Weighted average common shares outstanding for basic earnings per share	101,894,188	100,050,989	101,389,630	100,049,225
Additional dilutive shares related to share based awards	-	-	2,026,017	873,255
Weighted average common shares outstanding for diluted earnings per share	101,894,188	100,050,989	103,415,647	100,922,480

Basic and diluted net income per share:
Basic	$(0.02)	$(0.01)	$0.03	$0.01
Diluted	$(0.02)	$(0.01)	$0.03	$0.01

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

For the three months ended June 30, 2014 and 2013 there were 2,612,684 and 5,022,426 stock options, respectively, which were not included in the calculation of diluted earnings per share because their impact would have been anti-dilutive.  For the six months ended June 30, 2014 and 2013 there were  586,667 and 4,897,426 stock options, respectively, which are not included in the calculation of diluted earnings per share because their impact would have been anti-dilutive.

NOTE 4 – STOCKHOLDERS’ EQUITY

The activity in stockholders’ equity for the six months ended June 30, 2014 is shown below:

	Common Stock
(In thousands)	Shares	Amount	Additional paid-in capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss - Foreign Currency Translation	Total Stockholders' Equity

Balance at December 31, 2013	101,699	$1,017	$864,152	$(25,266)	$(591)	$(350)	$838,962
Other comprehensive income, net of taxes	-	-	-	-	-	143	143
Treasury stock purchased	(426)	(4)	-	-	(6,925)	-	(6,929)
Restricted stock issued, net of cancellations	901	9	(9)	-	-	-	-
Performance stock issued, net of cancellations	720	7	(7)	-	-	-	-
Common stock issued	1,540	15	22,811	-	-	-	22,826
Stock-based compensation	-	-	8,338	-	-	-	8,338
Excess tax benefit	-	-	-	-	-	-	-
Net income	-	-	-	2,586	-	-	2,586
Balance at June 30, 2014	104,434	$1,044	$895,285	$(22,680)	$(7,516)	$(207)	$865,926

NOTE 5 – GEOGRAPHIC DATA AND CONCENTRATIONS

No single country outside of the U.S. accounted for more than 10% of revenue during the three months ended June 30, 2014 and 2013. There was one customer that accounted for 12% of revenue during the three months ended June 30, 2014. There were no customers that accounted for more than 10% of revenue during the three months ended June 30, 2013. .No single country outside of the U.S. accounted for more than 10% of revenue during the six months ended June 30, 2014 and 2013. There was one customer that accounted for 11% of revenue during the six months ended June 30, 2014. There were no customer that accounted for more than 10% of revenue during the six months ended June 30, 2013. There was one customer with accounts receivable that constituted greater than 10% of the accounts receivable balance as of June 30, 2014 and no customers greater than 10% as of December 31, 2013.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Revenue related to the U.S. and international operations and revenue by type for the three and six months ended June 30, 2014 and 2013, and long-lived assets related to the U.S. and international operations as of June 30, 2014 and December 31, 2013 are as follows:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2014	2013	2014	2013
Revenue:
USA	$129,801	$104,436	$264,950	$211,377
International	861	1,110	2,187	2,617
	$130,662	$105,546	$267,137	$213,994

Revenue:
Online	$129,346	$103,564	$264,411	$210,029
Print	1,316	1,982	2,726	3,965
	$130,662	$105,546	$267,137	$213,994

	June 30,	December 31,
(In thousands)	2014	2013
Long lived assets:
USA	$1,001,551	$970,903
International	4,045	4,208
Balance, end of period	$1,005,596	$975,111

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

The following table presents estimated fair value, and related carrying amounts, as of June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Liabilities:
Long term debt	$297,305	$318,750	$297,021	$312,000

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

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

The following tables present the Company’s fair value measurements of its contingent acquisition consideration as of June 30, 2014 and December 31, 2013 using the fair value hierarchy:

	Fair Value Measurement at June 30, 2014 Using
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurement
Contingent acquisition consideration	$-	$-	$15,615	$15,615
Total recurring fair value measurements	$-	$-	$15,615	$15,615

	Fair Value Measurement at December 31, 2013 Using
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurement
Contingent acquisition consideration	$-	$-	$38,762	$38,762
Total recurring fair value measurements	$-	$-	$38,762	$38,762

The following table sets forth a reconciliation of changes in the fair value of the Company’s Level 3 financial assets, contingent acquisition consideration, for the six months ended June 30, 2014:

Six months ended
(In thousands)	June 30, 2014
Balance at beginning of period	$38,762
Additions to Level 3	-
Transfers into Level 3	-
Transfers out of Level 3	-
Change in fair value	2,150
Payments	(25,297)
Balance at end of period	$15,615

The unobservable inputs used by the Company in determining the fair value of contingent acquisition consideration for earnout periods not yet completed include a discount factor of 16% based on the Company’s weighted average cost of capital and projected results of the acquired businesses. The fair value calculated as of June 30, 2014 is subject to sensitivity as it relates to the projected results of the acquired businesses. Each calculation is based on a separate formula and results that differ from our projections could impact the fair value significantly. During the six months ended June 30, 2014, the Company changed certain estimates of the projected results of acquired businesses that resulted in an increase in the fair value of contingent acquisition consideration and a charge to operating income of $543,000. The remaining $1.6 million recorded in the change in fair value of contingent acquisition consideration during the six months ended June 30, 2014 is related to the passage of time. As of June 30, 2014, the $15.6 million represents the discounted fair value of the maximum payments allowed under the acquisition agreements and therefore only a change to the discount factor used could result in an increase to the fair value recorded as of June 30, 2014.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

NOTE 7 – STOCK-BASED COMPENSATION

In June 2011, the Company established the 2011 Equity Compensation Plan (the “2011 Plan”) to grant stock-based awards for up to 12,120,000 shares of our common stock. Under the 2011 Plan, the Board of Directors or its delegate has the sole authority to determine who receives such grants, the type, size and timing of such grants, and to specify the terms of any non-competition agreements relating to the grants. The purpose of the 2011 Plan is to advance our interests by providing eligible participants in the Plan with the opportunity to receive equity-based or cash incentive awards, thereby aligning their economic interests with those of our stockholders. As of June 30, 2014,  3,786,155  shares were available for future issuance under the 2011 plan.

The stock-based compensation expense for stock options and restricted stock awards recognized in our condensed consolidated statements of comprehensive income for the three and  six months ended June 30, 2014 and 2013 are as follows:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2014	2013	2014	2013
Cost of revenue	$388	$190	$698	$318
Operating expenses:
Sales	399	433	732	777
Marketing	264	314	494	577
Product development and technology	707	388	1,214	714
General and administrative	2,657	1,555	5,200	2,735
Total stock-based compensation	$4,415	$2,880	$8,338	$5,121

Restricted Stock

The following table summarizes restricted stock award activity for the six months ended June 30, 2014:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2014	973,193	$15.66
Granted	937,728	16.19
Vested and released	(274,920)	14.77
Forfeited	(36,476)	15.72
Expired	-	-
Balance, June 30, 2014	1,599,525	$16.12

Stock-based compensation expense for the three months ended June 30, 2014 and 2013 included approximately $2.5 million and $534,000 related to restricted stock awards, respectively.  Stock-based compensation expense for the six months ended June 30, 2014 and 2013 included approximately $4.5 million and $534,000 related to restricted stock awards, respectively. As of June 30, 2014, there was unrecognized compensation cost related to non-vested restricted stock awards of $21.8  million, which is estimated to be recognized over 2.3 years.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Performance Based Restricted Shares

Performance based shares activity was as follows for the six months ended June 30, 2014:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2014	419,500	$14.77
Granted	1,144,240	16.06
Vested/Earned	-	-
Forfeited	(4,500)	16.06
Unearned	(419,500)	14.77
Balance, June 30, 2014	1,139,740	$16.06

During the six months ended June 30, 2014 it was determined that the Company had not met the performance condition related to the performance based restricted shares granted in 2013 and cancelled the 419,500 outstanding shares as unearned. During the six months ended June 30, 2014 we granted 1,144,240 performance based restricted shares with an average grant date fair value of $16.06 per share. The shares include a performance condition and the number of shares ultimately issued will be determined based on the Company’s performance for the two fiscal years ending December 31, 2015. The granted amount represents the maximum amount of the award at 150% of the target and the total number of shares ultimately issued can range from 0% to 100% of the granted amount. No stock-based compensation expense has been recorded during the three and six months ended June 30, 2014 as the satisfaction of the performance condition is not considered probable.

Stock Options

Stock option activity was as follows for the six months ended June 30, 2014:

	Number of	Price	Weighted Average	Aggregate
	Shares	Per Share	Exercise Price	Intrinsic Value
Balance, January 1, 2014	5,058,543	$11.05 - 24.25	$15.70	$13,167,000
Granted	-	-	-
Exercised	(1,520,938)	11.05 - 16.75	15.01
Forfeited	(36,459)	23.71	23.71
Expired	-	-	-
Balance, June 30, 2014	3,501,146	$11.05 - 24.25	$15.92	$7,493,000

Pursuant to the income tax provisions of ASC 718, we follow the “long-haul method” of computing our hypothetical additional paid-in capital, or APIC, pool. Approximately 503,000 stock options vested during the six months ended June 30, 2014.

The aggregate intrinsic value of stock options outstanding in the table above is calculated as the difference between the closing price of Bankrate’s common stock on the last trading day of the reporting period  ($17.54)  and the exercise price of the stock options multiplied by the number of shares underlying options with an exercise prices less than the closing price on the last trading day of the reporting period.

As of June 30, 2014,  approximately  $9.9  million of total unrecognized compensation costs, net of forfeitures, related to non-vested stock option awards is expected to be recognized over a weighted average period of 1.3 years.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

NOTE 8 – INCOME TAXES

We calculate our income tax provision for interim periods based on two components: 1) the estimate of the annual effective tax rate and 2) the addition of any required period (i.e., discrete) events. The difference between income tax expense computed at the statutory rate and the reported income tax expense is primarily due to state income taxes and the effects of non-includable foreign activity incurred during the three and six months ended June 30,  2014 and 2013.

We have approximately $12.9 million of unrecognized tax benefits as of June 30, 2014 and December 31, 2013.

We are subject to income taxes in the U.S. federal jurisdiction, various states, and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. We are subject to examination by state taxing authorities for tax returns filed and have no unrecorded liabilities for uncertain tax positions as of June 30, 2014. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2009.  In October 2013, the Massachusetts Department of Revenue (“MADOR”) notified us of an examination into the 2012 tax year. The MADOR has collected data and is currently in its determination state. We cannot presently estimate the outcome of this examination. On March 3, 2014, the Internal Revenue Service (“IRS”) notified us of an examination into the 2011 tax year. On May 9, 2014, the IRS notified us of expanding their examination into the 2012 tax year. The IRS has collected data and is currently in its execution stage. We cannot presently estimate the outcome of this examination.

We accrued approximately $78,000 and $96,000 for the payment of interest and penalities for the respective three months ended June 30, 2014 and 2013, which was recorded as an income tax expense during the respective three months ended June 30, 2014 and 2013.

We accrued approximately $156,000 and $191,000 for the payment of interest and penalties for the respective six months ended June 30, 2014 and 2013, which was recorded as an income tax expense during the respective six months ended June 30,  2014 and 2013.

Our effective tax rate changed from approximately 16% during the three months ended June 30, 2013 to approximately 30% in the same period in 2014 due to the lesser impact of foreign losses and interest incurred during the three months ended June 30, 2014 on liabilities related to unrecognized tax benefits on a larger overall pretax loss.

Our effective tax rate changed from approximately 56% during the six months ended June 30, 2013 to approximately 53% in the same period in 2014 due to foreign losses and interest incurred during the six months ended June 30, 2014 on liabilities related to unrecognized tax benefits.

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

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

TCPA Litigation

In October 2013, a putative class action lawsuit styled Steven Nicoski v. Bankrate, Inc. was filed against the Company in the United States District Court for the District of Minnesota alleging violations of the Telephone Consumer Protection Act (TCPA) and seeking statutory damages, injunctive relief and attorney fees. The plaintiff alleged that the Company contacted him and the members of the class he sought to represent on their cellular telephones without their prior express consent. The plaintiff filed a motion for class certification in December 2013, which was denied without prejudice in March 2014.  On June 23, 2014, the plaintiff entered into a settlement agreement with the Company on an individual basis for an immaterial amount.   On July 15, 2014, the court dismissed the case with prejudice.

Securities Litigation

In October 2013, a purported class action suit was brought in federal court in the Southern District of New York against the Company, certain officers and directors of the Company, entities associated with Apax Partners, and the underwriters in the Company’s 2011 initial public offering and December 2011 stock offering.  The suit, captioned Arkansas Teacher Retirement System v. Bankrate, Inc., 13-CV-7183, alleges, among other things, that the Company’s public disclosures regarding its insurance leads business, were materially misleading, and seeks relief under the federal securities laws, including damages.  On January 21, 2014, the plaintiffs filed an Amended Complaint, which asserted claims against the Company, certain officers of the Company, and entities associated with Apax Partners, and dropped the claims asserted against the underwriters and certain Company directors. On April 15, 2014, the court granted the defendants’ motion to dismiss as to claims asserted against the entities associated with Apax Partners, and denied the motion to dismiss as to the remaining claims. On June 9, 2014, the Company announced that it has reached a proposed agreement, subject to Court approval, to settle this litigation.  Under the terms of the proposed settlement, Bankrate would pay a total of $18 million in cash to a Settlement Fund to resolve all claims asserted on behalf of investors who purchased or otherwise acquired Bankrate stock between June 16, 2011 and October 15, 2012.  The proposed settlement further provides that Bankrate denies all claims of wrongdoing or liability.  Bankrate’s insurers are expected to fund at least a substantial portion of the Settlement Fund.  During the three months ended June 30, 2014 the Company recorded a loss for the settlement and related legal expenses of $9.1 million, net of agreed to insurance proceeds of $10.0 million in legal settlements within the Condensed Consolidated Statements of Comprehensive Income. The Company expects to receive additional insurance proceeds. The $10.0 million of insurance proceeds is included in prepaid expenses and other current assets and the accrued legal settlement of $19.1 million is included in other current liabilities within the Condensed Consolidated Balance Sheets as of June 30, 2014.

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

June 30, 2014

(Unaudited)

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

For the three months ended June 30, 2014 and 2013, interest expense, excluding the amortization of deferred financing costs and the original issue discounts, related to the Senior Notes and Senior Secured Notes was $4.6 million and $5.7 million, respectively. For the six months ended June 30, 2014 and 2013, interest expense, excluding the amortization of deferred financing costs and the original issue discounts, related to the Senior Notes and Senior Secured Notes was $9.2 million and $11.5 million, respectively.

During the three months ended June 30, 2014 and 2013, the Company amortized original issue discount which is included within interest and other expenses on the accompanying condensed consolidated statements of comprehensive income of $143,000 and $92,000, respectively.  During the six months ended June 30,  2014 and 2013, the Company amortized original issue discount which is included within interest and other expenses on the accompanying condensed consolidated statements of comprehensive income of $284,000 and $182,000, respectively.  At June 30, 2014 and December 31, 2013, the Company had approximately $2.7 million and $3.0 million, respectively, in original issue discounts remaining to be amortized.

During the three months ended June 30, 2014 and 2013, the Company amortized deferred loan fees related to the Senior Notes and Senior Secured Notes which are included within interest and other expenses on the accompanying consolidated statement of comprehensive income of $314,000 and $387,000, respectively. During the six months ended June 30, 2014 and 2013, the Company amortized deferred loan fees related to the Senior Notes and Senior Secured Notes which are included within interest and other expenses on the accompanying consolidated statement of comprehensive income of $623,000 and $761,000, respectively. At June 30, 2014 and December 31, 2013, the Company had approximately $6.1 million and $6.7 million, respectively, in deferred loan fees remaining to be amortized.

The Company had a balance of approximately $297.3 million and $297.0 million in Senior Notes,   net of amortization, as of June 30, 2014 and December 31, 2013, respectively recorded on the accompanying consolidated balance sheet.

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

June 30, 2014

(Unaudited)

Revolving Credit Facility at any time without premium or penalty (subject to customary “breakage” fees in the case of Eurodollar rate loans).

The New Credit Agreement contains customary affirmative and negative covenants and events of default and requires the Company to comply with a maximum consolidated total leverage ratio of 4.00:1.00 as of the last day of any fiscal quarter only if the aggregate amount (without duplication) of letters of credit (other than letters of credit that are issued and not drawn to the extent such letters of credit are cash collateralized) and loans outstanding under the Revolving Credit Facility exceed, on a pro forma basis, 30% of the total revolving commitments of all Lenders at such time. The Company was in compliance with all required covenants as of June 30, 2014.

All obligations under the New Credit Agreement are guaranteed by the Guarantors and are secured, subject to certain exceptions, by first priority liens on the assets of the Company and the Guarantors.

As of June 30, 2014, the Company had $70.0 million available for borrowing under the Revolving Credit Facility and there were no amounts outstanding.  During the three months ended June 30, 2014 and 2013, the Company amortized $85,000 and $207,000 of deferred loan fees, respectively, which is included in interest and other expenses on the accompanying consolidated statements of comprehensive income (loss). During the six months ended June 30, 2014 and 2013, the Company amortized $170,000  and $415,000 of deferred loan fees, respectively, which is included in interest and other expenses on the accompanying consolidated statements of comprehensive income (loss). At June 30, 2014 and December 31, 2013, the Company had approximately $1.2 million and $1.4 million, respectively, in deferred loan fees remaining to be amortized.

NOTE 11 – ACQUISITIONS

Acquisition of Caring, Inc.

On May 1, 2014, the Company completed the acquisition of Caring, Inc., a Delaware corporation (“Caring”), through the merger of a wholly owned subsidiary of Bankrate with and into Caring, with Caring continuing as the surviving corporation (the “Merger”). Caring was a privately held company and the owner of Caring.com, a leading senior care resource for those seeking information and support as they care for aging family members and loved ones.  As a result of the Merger, Caring became a wholly owned subsidiary of Bankrate.  This acquisition was made to complement our online publishing business and to enter a new product vertical. The results of operations of Caring are included in the Company’s consolidated results from the acquisition date. The acquisition is accounted for as a business combination and the purchase accounting is preliminary and subject to change as third party valuations are finalized.

The Company paid $53.7 million, net of cash acquired, and  $4.3 million was placed in escrow to satisfy certain indemnification obligations of Caring’s shareholders. As of June 30, 2014,  no escrow payments have been made.

We recorded approximately $26.2 million in goodwill, which reflects the adjustments necessary to allocate the purchase price to the fair value of the assets acquired and the liabilities assumed. We expect goodwill will not be deductible for income tax purposes. Approximately $29.5 million was recorded as intangible assets consisting of Internet domain name for $14.6 million, customer relationships for $9.9 million, and developed technology for $5.0 million.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

The following table presents the June 30, 2014 preliminary estimated fair value of assets acquired and liabilities assumed at the acquisition date.

Preliminary
Acquisition Date
(In thousands)	Estimated Fair Value
Current assets, net of cash acquired	$1,490
Property and equipment, net	76
Intangible assets	29,500
Goodwill	26,217
Deferred tax asset	10,000
Other noncurrent assets	76
Current liabilities	(2,174)
Deferred tax liability	(11,500)
Other noncurrent liabilities	(6)
Preliminary purchase price	$53,679

The valuations used to determine the preliminary estimated fair value of the intangible assets and the resulting goodwill in the purchase price allocation principally use the discounted cash flow methodology and were made concurrent with the effective date of the acquisition. The estimated weighted average amortization periods for intangible assets recorded in the acquisition are as follows:

Weighted Average
Amortization Period
(Years)
Trademarks and URLs	10.0
Customer relationships	7.0
Developed technology	8.0

Pro Forma Data

The amounts of revenue and net loss included in the Company’s Consolidated Statement of Comprehensive Income from the acquisition date were $2.1 million and $1.6 million, respectively. The following unaudited pro forma data summarizes the results of operations for the three and six months ended June 30, 2014 as if the acquisition of Caring had been completed on January 1, 2013.

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2014	2013	2014	2013
Total revenue	$131,872	$107,036	$270,962	$216,575

Net income (loss)	$(2,600)	$(2,915)	$550	$1,872

The pro forma data give effect to the actual operating results prior to the acquisitions and adjustments to reflect the additional amortization expense that would have been charged and reduction in deferred revenue assuming the fair value adjustments had been applied on January 1, 2013. In addition, the pro forma data gives effect to additional stock compensation expense resulting from the acquisition as if it had happened on January 1, 2013 and eliminates interest expense from Caring’s historical results, together with the related tax effects of all adjustments. The pro forma data does not give effect to transaction costs related to the acquisitions. These pro forma amounts are not intended to be indicative of the results that would have been actually reported if the acquisition of Caring had occurred on January 1, 2013 or that may be reported in the future.

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

We generate revenue through the sale of leads in the credit card, insurance and senior care vertical categories.    Primarily through our CreditCards.com, Bankrate.com and CreditCardGuide.com brands, and through our affiliate networks, we provide leads to credit card issuers and principally record sales after the credit card issuers approve the leads’ credit applications.  Through our InsWeb, InsureMe and NetQuote brands, we sell leads to insurance agents and insurance carriers. We generate revenue on a per-lead basis based on the actual number of qualified insurance leads generated, and on a per-action basis for credit card applications (i.e., upon approval or completion of an application). Leads are generated not only organically within the Bankrate network of websites, but also through our various affiliate networks, via co-brands, and through display advertisements. We sell to advertisers targeting a specific audience in a city or state and also to national advertisers targeting the entire country. Through our Caring brand, we provide leads to senior care communities and principally record sales after the leads have moved into the community.

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

Lead generation, display advertisements and hyperlink listings, which we refer to as online revenue, represented approximately 99% and 98% of our revenue for the six months ended June 30, 2014 and 2013. We also derive revenue through the sale of print advertisements and the distribution (or syndication) of our editorial content, which we refer to as print publishing and licensing revenue.

Company Developments

Acquisitions Fiscal Year 2013

During the six months ended June 30, 2013, the Company acquired certain assets and liabilities of an entity for an aggregate purchase price of $11.8 million, including $8.8 million in fair value of contingent acquisition consideration. The Company paid $3.0 million during the six months ended June 30, 2013 and assumed a net liability of $165,000. This entity is individually immaterial to the Company’s net assets and operations. This acquisition was accounted for as a purchase and is included in the Company’s consolidated results from its acquisition date. The purchase price recorded by the Company included $226,000 in goodwill and $11.7 million in intangible assets for trademarks and URLs related to this acquisition.

Acquisitions Fiscal Year 2014

During the six months ended June 30, 2014, the Company completed the stock acquisition of Caring, Inc., a Delaware corporation (“Caring”) for $53.7 million, net of cash acquired. This acquisition was accounted for as a stock acquisition and is included in the Company’s consolidated results from its acquisition date. The purchase price recorded by the Company included $26.2 million in goodwill and $29.5 million in intangible assets for Internet domain name, customer relationships and developed technology related to this acquisition.

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

Lead Generation Revenue

Lead generation revenue consists of cost-per-approval (CPA) and cost-per-lead (CPL) revenue. We generate revenue by delivering measurable online marketing results to our clients in the credit card, personal insurance and senior care vertical categories. These results are typically in the form of qualified leads, the outcomes of customers submitting an application for a credit card, customers being contacted regarding a quote for a personal insurance product, or customers moving in to a senior care community. These qualified leads are generated from our marketing activities on our websites or on third party websites with whom we have relationships.

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

Critical Accounting Policies

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP, requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenue and expenses during the period. We base our judgments, estimates and assumptions on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. There have been no significant changes in our critical accounting policies or estimates during the three months ended June 30, 2014 as compared to the critical accounting policies and estimates disclosed in management’s discussion and analysis of financial condition and results of operations included our Annual Report dated February 27, 2014 and filed with the SEC on Form 10-K.

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

The following table displays our results for the respective periods expressed as a percentage of total revenue.

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
Statement of Operations Data:	2014	2013	2014	2013
Revenue	100%	100%	100%	100%
Cost of revenue (excludes depreciation and amortization)	36%	36%	35%	34%
Gross margin	64%	64%	65%	66%

Operating expenses:
Sales	3%	4%	3%	3%
Marketing	25%	24%	25%	24%
Product development and technology	5%	5%	4%	4%
General and administrative	11%	11%	11%	11%
Legal settlements	7%	0%	3%	0%
Acquisition, offering and related expenses	0%	0%	1%	0%
Changes in fair value of contingent acquisition consideration	1%	3%	1%	2%
Depreciation and amortization	12%	14%	11%	14%
	64%	61%	59%	58%
Income from operations	0%	3%	6%	8%

Interest and other expenses, net	4%	6%	4%	6%

(Loss) income before taxes	(4%)	(3%)	2%	2%
Income tax expense (benefit)	(1%)	0%	1%	1%
Net (loss) income	(3%)	(3%)	1%	1%

Revenue

	Three months ended		Six months ended
(In thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Online (1)	$129,346	$103,564	$264,411	$210,029
Print publishing	1,316	1,982	2,726	3,965
Total revenue	$130,662	$105,546	$267,137	$213,994

(1) Consists of display advertising, hyperlink and lead generation.

Cost of Revenue (excludes depreciation and amortization) and Gross Margin

	Three months ended		Six months ended
(In thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenue	$130,662	$105,546	$267,137	$213,994
Cost of revenue	46,494	37,542	92,789	73,650
Gross margin	$84,168	$68,004	$174,348	$140,344
Gross margin as a percentage of revenue	64%	64%	65%	66%

Three months ended June 30, 2014 Compared to Three months ended June 30, 2013

Revenue

Total revenue was $130.7 million and $105.5 million for the three months ended June 30, 2014 and 2013, respectively, representing an increase of 24%, due primarily to the reasons set forth below.

Total lead revenue increased by $19.7 million for the three months ended June 30, 2014 compared to the same period in 2013 as cost per approval (CPA) and cost per lead (CPL) revenue increased 33% and 20%, respectively. The increase in CPA revenue is as a result of an increase in volume in our affiliate networks ($4.1 million impact) as well as an increase in price ($10.1 million impact) partially impacted by the acquisition of Caring.    The increase in CPL revenue was due to the Company’s quality initiative to substantially reduce lower quality affiliate leads and boost the overall quality and conversion of its insurance products.  This initiative resulted in an increase in the overall revenue per lead ($5.3 million impact).

Click and Call revenue (cost-per-click or CPC) increased by $5.2 million ended June 30, 2014 compared to the same period in 2013, due to an increase in the number of clicks ($3.6 million impact) and an increase in the overall rate ($1.6 million impact).  The increase in volume was seen in both insurance and deposits offset by a decline in mortgage clicks due to the softening refinance market.

Display advertising revenue (cost-per-impression or CPM) revenue increased $674,000 for the three months ended June 30, 2014 compared to the same period in 2013 which was driven by an increase in sold impressions ($1.4 million impact) offset by a decline in revenue per impression ($750,000 impact).

Cost of Revenue (excludes depreciation and amortization) and Gross Margin

Cost of revenue for the three months ended June 30, 2014 of $46.5 million was $9.0 million higher than the same period in 2013. The Company incurred $7.8 million more in distribution payments to our online partners and affiliates as a result of higher online revenue on affiliate sites and $1.0 million in higher employee costs. Our gross margin for the three months ended June 30, 2014 was 64%, compared to 64% for the same period in 2013.

Operating Expenses

Sales

Sales expenses for the three months ended June 30, 2014 of $3.7 million were $77,000 lower than the same period in 2013, primarily due to a decrease of outside labor costs.

Marketing

Marketing expenses for the three months ended June 30, 2014 of $33.2 million were $8.3 million higher than the same period in 2013. The increase is primarily due to an $8.1 million increase in paid marketing expense which includes search engine marketing (“SEM”) and email marketing expense and $25,000 in higher compensation costs.  The increase in marketing is in an effort to drive increased traffic to our owned and operated sites.

Product Development and Technology

Product development and technology costs for the three months ended June 30, 2014 of $5.9 million were approximately $1.1 million higher than the comparable period in 2013, primarily due to $549,000 in higher compensation costs due to increased headcount, $319,000 in higher stock compensation expense, and $143,000 in higher general information technology costs.

General and Administrative

General and administrative expenses for the three months ended June 30, 2014 of $14.2 million were $2.9 million higher due primarily to $1.1 million in higher stock compensation expense, increases of $1.2 million in employee costs associated with increased headcount and higher projected incentive plan payments, $286,000 in higher professional fees, $186,000 in higher general information technology costs and $101,000 in higher allocated facility costs.

Legal Settlements

Legal settlements for the three months ended June 30, 2014 were $9.2 million which consists of legal settlements related primarily to the Company’s securities litigation (see Note 9 for further details), net of insurance recoveries.

Acquisition, Offering and Related Expenses

Acquisition, offering and related expenses for the three months ended June 30, 2014 was $158,000 as compared to $20,000 for the same period in 2013. The acquisition, offering and related expenses for the three months ended June 30, 2014 were primarily related to costs associated with our acquisition of Caring, Inc.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2014 of $15.2 million was $351,000 higher than the same period in 2013 primarily as a result of amortization expense associated with new intangibles recorded in connection with the acquisition of Caring of approximately $604,000, partially offset by lower amortization due to fully amortized assets.

Interest and Other Expenses, net

Interest and other expenses, net for the three months ended June 30, 2014 primarily consists of expenses associated with our Senior Notes, partially offset by other income and de minimis interest earned on cash and cash equivalents.    Interest and other expenses, net for the three months ended June 30, 2014 was $5.2 million, which primarily consisted of $4.6 million for the Senior Notes and $544,000 for the amortization of deferred financing costs and original issue discounts on the Senior Notes and the New Credit Agreement.  This amount was partially offset by de minimis interest and other income.

Interest and other expenses, net for the three months ended June 30, 2013 primarily consisted of expenses associated with the Senior Secured Notes, partially offset by other income and de minimis interest earned on cash equivalents.  Interest and other expenses, net for the three months ended June 30, 2013 was $6.5 million, which primarily consisted of $5.7 million for the Senior Secured Notes and $686,000 for amortization of deferred financing notes and original issue discount.

Changes in Fair Value of Contingent Acquisition Consideration

Changes in fair value of contingent acquisition consideration for the three months ended June 30, 2014 was $744,000 and consisted of increases to the fair value due to the passage of time of $702,000 and increases to fair value due to change in estimates of $42,000.

Changes in fair value of contingent acquisition consideration for the three months ended June 30, 2013 was $2.9 million and consisted of increases to the fair value due to the passage of time of $1.7 million and increases to fair value due to change in estimates of $1.2 million.

Income Tax Expense

Our income tax benefit for the three months ended June 30, 2014 of $962,000 compared to our income tax benefit of $166,000 for three months ended June 30, 2013.  Our effective tax rate changed from approximately 16% during the three months ended June 30, 2013 to approximately 30% in the same period in 2014 due to the lesser impact of foreign losses and interest incurred during the three months ended June 30, 2014 on liabilities related to unrecognized tax benefits on a larger overall pretax loss.

Six months ended June 30, 2014 Compared to Six months ended June 30,  2013

Revenue

Total revenue was $267.1 million and $214.0 million for the six months ended June 30, 2014 and 2013, respectively, representing an increase of 25%, due primarily to the reasons set forth below.

Total lead revenue increased by $36.9 million for the six months ended June 30, 2014 compared to the same period in 2013 as both CPA and CPL revenue each increased by 26%. CPA revenue increased primarily as a result of an increase in volume in our affiliate networks ($8.4 million impact) as well as an increase in price ($14.4 million impact) partially impacted by the acquisition of Caring.  The increase  in CPL revenue was due to the Company’s quality initiative to substantially reduce lower quality affiliate leads and boost the overall quality and conversion of its insurance products.  This initiative resulted in an increase in the overall revenue per lead ($17.1 million impact) partially offset by a decrease in the number of leads sold ($3.1 million impact).

Click and Call revenue (cost-per-click or CPC) increased by $14.7 million ended June 30, 2014 compared to the same period in 2013, due to an increase in the number of clicks ($8.6 million impact) and an increase in the overall rate ($6.1 million impact).  The increase in volume was seen in both insurance and deposits offset by a decline in mortgage clicks due to the softening refinance market.

Display advertising revenue (cost-per-impression or CPM) revenue increased $2.6 million for the six months ended June 30, 2014 compared to the same period in 2013 which was driven by an increase in sold impressions ($2.6 million impact).

Cost of Revenue (excludes depreciation and amortization) and Gross Margin

Cost of revenue for the six months ended June 30, 2014 of $92.8 million was $19.1 million higher than the same period in 2013. The Company incurred $17.6 million more in distribution payments to our online partners and affiliates as a result of higher online revenue on affiliate sites and $1.4 million in higher employee costs. Our gross margin for the three months ended June 30, 2014 was 65%, compared to 66% for the same period in 2013. The slight decline is a result of the increase in revenue from affiliates, which has lower margins.

Operating Expenses

Sales

Sales expenses for the six months ended June 30, 2014 of $7.3 million were approximately $194,000 lower than the same period in 2013,  primarily due to $367,000 in lower outside labor costs offset by an increase of $125,000 in employee costs.

Marketing

Marketing expenses for the six months ended June 30, 2014 of  $66.6 million were $15.4 million higher than the same period in 2013. The increase is primarily due $14.9 million of higher paid marketing expense which includes search engine marketing (“SEM”) and email marketing expense, $630,000 in higher third party data verification tools related to new insurance products launched in late 2013, and $109,000 in higher employee costs. The increase in marketing is in an effort to drive increased traffic to our owned and operated sites.

Product Development and Technology

Product development and technology costs for the six months ended June 30, 2014 of $11.6 million were approximately $2.2 million higher than the comparable period in 2013, primarily due to $1.3 million in higher compensation costs due to increased headcount, $501,000 in higher stock compensation expense, and $240,000 in higher information technology costs.

General and Administrative

General and administrative expenses for the six months ended June 30, 2014 of $29.4 million were $6.8 million higher than the same period in 2013,  due primarily to $2.5 million in higher stock compensation expense, increases of $2.4 million in employee costs associated with increased headcount and higher projected incentive plan payments, $1.0 million in higher professional fees, $294,000 in higher allocated facility costs and $323,000 in higher general information technology costs.

Legal Settlements

Legal settlements for the six months ended June 30, 2014 were $9.2 million which consists of legal settlements related primarily to the Company’s securities litigation (see Note 9 for further details), net of insurance recoveries.

Acquisition, Offering and Related Expenses

Acquisition, offering and related expenses for the six months ended June 30, 2014 was $2.6 million as compared to $20,000 for the same period in 2013. The acquisition, offering and related expenses for the six months ended June 30, 2014 were primarily related to costs associated with our secondary offering and acquisition costs.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended June 30, 2014 of $29.7 million was $301,000 higher than the same period in 2013 primarily as a result of amortization expense associated with new intangibles recorded in connection with the acquisition of Caring of approximately $604,000, partially offset by lower amortization due to fully amortized assets.

Interest and Other Expenses, net

Interest and other expenses, net for the six months ended June 30, 2014 primarily consists of expenses associated with our Senior Notes, partially offset by other income and de minimis interest earned on cash and cash equivalents. Interest and other expenses, net for the six months ended June 30, 2014 was $10.4 million, which primarily consisted of $9.2 million for the Senior Notes and $1.1 million for the amortization of deferred financing costs and original issue discounts on the Senior Notes and the New Credit Agreement.  This amount was partially offset by de minimis interest and other income.

Interest and other expenses, net for the six months ended June 30,  2013 primarily consisted of expenses associated with the Senior Secured Notes, partially offset by other income and de minimis interest earned on cash equivalents.  Interest and other expenses, net for the six months ended June 30, 2013 was $13.1 million, which primarily consisted of $11.5 million for the Senior Secured Notes and $1.4 million for amortization of deferred financing notes and original issue discount.

Changes in Fair Value of Contingent Acquisition Consideration

Changes in fair value of contingent acquisition consideration for the six months ended June 30, 2014 was $2.2 million and consisted of increases to the fair value due to the passage of time of $1.6 million and increases to fair value due to change in estimates of $543,000.

Changes in fair value of contingent acquisition consideration for the six months ended June 30,  2013 was $4.1 million and consisted of increases of $2.7 million to the fair value due to the passage of time and increase to fair value due to change in estimates of $1.4 million.

Income Tax Expense

Our income tax expense for the six months ended June 30, 2014 of $2.9 million compared to our income tax expense of $1.7 million for the six months ended June 30,  2013. Our effective tax rate changed from approximately 56% during the six months ended June 30, 2013 to approximately 53% in the same period in 2014 due to foreign losses and interest incurred during the six months ended June 30, 2014 on liabilities related to unrecognized tax benefits.

Liquidity and Capital Resources

(In thousands)	June 30, 2014	December 31, 2013	Change
Cash and cash equivalents	$175,779	$230,071	$(54,292)
Working capital	$223,959	$225,463	$(1,504)
Stockholders' equity	$865,926	$838,962	$26,964

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

As of June 30, 2014, we had working capital of $224.0 million and our primary commitments were normal working capital requirements and $6.9 million in accrued interest for the Senior Notes. In addition, we have commitments for potential earn out obligations related to past acquisitions totaling $15.6 million as of June 30, 2014.

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

As of June 30, 2014, we had no amount outstanding under the Revolving Credit Facility and we were in compliance with all required covenants.

Senior Notes

As of June 30, 2014, we had $300.0 million in Senior Notes outstanding for which interest is accrued daily on the outstanding principal amount at 6 1/8% and is payable semi-annually, in arrears, on February 15th and August 15th in cash. The Senior Notes are due August 15, 2018. Accrued interest on the Senior Notes as of June 30, 2014 is approximately $6.9 million. Refer to Note 10 in the Notes to Condensed Consolidated Financial Statements for a further description of the Senior Notes.

Operating Activities

During the six months ended June 30, 2014, operating activities provided cash of $13.8 million compared to $39.3 million during the six months ended June 30, 2013. The decrease is due to an increase in taxes paid of $26.0 million, a decrease in interest paid of $1.9 million, an increase in net income excluding non-cash charges (primarily depreciation and amortization, stock-based compensation and changes in fair value of contingent acquisition consideration) of $2.6 million and a decrease due to changes in operating assets and liabilities of $28.1 million. The decrease in operating assets and liabilities is attributed to the overall increase in revenue as well as the timing of cash receipts and payments.

Investing Activities

For the six months ended June 30, 2014, cash used in investing activities was $58.7 million primarily consisted of business acquisitions of $53.7 million, purchases of furniture, fixtures, equipment and capitalized website development costs of $4.5 million, and purchase of investments of $500,000.

For the six months ended June 30, 2013, cash used in investing activities was $10.9 million and includes $4.5 million of cash used for business acquisitions and $6.4 million for purchases of furniture, fixtures, equipment and capitalized website development costs.

Financing Activities

For the six months ended June 30, 2014,  cash used by financing activities was $9.4 million primarily from $25.3 million of payments of contingent acquisition consideration and repurchase of Company’s stock of $6.9 million offset by net proceeds from the issuance of common stock of $22.8 million resulting from the exercise of stock options.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The primary objective of our investment strategy is to preserve principal while maximizing the income we receive from investments without significantly increasing risk. To minimize this risk, to date we have maintained our portfolio of cash equivalents in short-term and overnight investments that are not subject to market risk, as the interest paid on such investments fluctuates with the prevailing interest rates. As of June 30, 2014, all of our cash equivalents mature in less than three months.

None of our outstanding debt as of June 30, 2014 was subject to variable interest rates as we did not have an outstanding balance for borrowed money under our Revolving Credit Facility as of June 30, 2014. Interest under the Revolving Credit Facility accrues at variable rates based, at our option, on the alternate base rate (as defined in the Revolving Credit Facility) plus a margin of 3.00% or at the adjusted LIBO rate (as defined in the Revolving Credit Facility)  plus a margin of 2.00%. Our fixed interest rate debt includes $300 million of the Senior Notes in the aggregate principal amount.

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

Based on their evaluation as of June 30, 2014, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The information with respect to legal proceedings is incorporated by reference from Note 9 of our Condensed Consolidated Financial Statements included herein.

Item 1A.  Risk Factors

An investment in our securities involves risk.    You should carefully consider the following risks as well as the other information included in this Quarterly Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes, before investing in our securities. Any of the following risks could materially and adversely affect our business, financial condition, results of operations or prospects, and cause the value of our securities to decline, which could cause you to lose all or part of your investment in our Company.    The following is an update to the “Risks Related to our Business” set forth in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2013.

Risks Related to Our Business

Our success depends on revenue from online advertising and the sale of financial and senior care lead products.

We have historically derived, and we expect to continue to derive, the majority of our revenue through the sale of advertising impressions, financial product leads and senior care leads and clicks and calls on our online network. Any factors that limit the amount our customers are willing to and do spend on advertising with us, or to purchase leads from us, could have a material adverse effect on our business. These factors may include our ability to:

•	maintain a significant number of unique website visitors and corresponding significant reach of Internet and mobile visitors;
•

successfully convert visitors to some of our websites or mobile applications into credit card applicants and maintain a significant rate at which credit card applications from consumers that come through our websites or mobile applications are approved by our credit card issuer customers;

•	successfully convert consumers’ visits to some of our websites or mobile applications into transaction fees and/or revenue from banks, mortgage brokers, or insurance agents or carriers;
•	maintain and increase our relationships with third-party insurance lead sources and maintain the quality of our lead product sourced from third parties;
•

successfully convert consumers’ visits to some of our websites or mobile applications into senior care referrals and maintain a significant rate at which those referrals result in move-ins with our senior care customers;

•	compete with alternative advertising sources;
•	maintain a significant number of sellable impressions generated from website visitors available to advertisers;
•	accurately measure the number and demographic characteristics of our visitors;
•	successfully sell and market our online network to our customers, including mortgage loan, credit card, insurance product and senior care providers;
•	handle temporary high volume traffic spikes to our online network;
•	convince traditional media advertisers to advertise on our online network;
•	increase traffic to our online network; and
•	acquire and generate insurance leads.

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

In addition, a failure to continue to successfully execute on our strategy within our consumer insurance lead generation products, including without limitation our initiative to continue to improve and maintain the quality of our consumer insurance lead products, could adversely affect our revenue and operating results.

We face intense competitive pressures that may harm our operating results.

We face intense competition in all our businesses, and we expect competition to remain intense in the future. We compete with, among others, search engines utilizing keyword cost-per-click advertising or comparison advertising sites/networks; lead aggregators and websites committed to specific personal finance or senior care products; numerous websites in each of our vertical categories competing for traffic and for advertisers; financial institutions, including mortgage lenders, deposit institutions, insurance providers and credit card issuers, many of whom are also our customers; and traditional offline personal finance marketing channels, including direct mail, retail bank branch networks, television, radio, print advertising and call centers. Some of these competitors have significantly greater financial resources than we do and could use those resources to develop more directly competitive product offerings and editorial content and undertake advertising campaigns to promote those new offerings and content, which could result in diminished traffic to our websites and reduce our overall competitive and market position. In addition, new competitors may enter this market as there are few barriers to entry. For example, Google presents comparisons of credit cards through its search engine, and in the past has presented and in the future may present comparisons of mortgage, insurance, or deposit rates through its search engine, which may divert consumers away from our websites, including consumers who would otherwise find, be directed or be linked to our websites through the Google search engine. If one of those competitors was successful in such efforts, it could have an adverse effect on our business, operating results and prospects. Our online competitors may adopt certain aspects of our business model or replicate the appearance and features of our website, which could reduce our ability to differentiate our services. Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than us. Many competitors have complementary products or services that drive traffic to their websites. In the future, competitors could introduce superior products and services or reduce prices below ours. Increased competition could result in lower website traffic, advertising rate reductions, reduced margins or loss of market share, any of which would adversely affect our business and operating results.

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

We depend on third-parties for a significant portion of our insurance lead generation leads and traffic and to a lesser extent for our banking, credit card and senior care traffic and revenues, and any material decline in our relationships with these third parties, or increase in the price of leads from these third parties, could have a material adverse impact on our revenues or operating results.

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

Our results of operations are difficult to predict and may fluctuate significantly in the future as a result of several factors, many of which are beyond our control. These factors include:

•	changes in fees paid by our customers or customer demand for our services;
•	traffic levels on our websites and mobile applications, which can fluctuate significantly;
•	changes in the demand for online products and services;
•	changes in fee or revenue-sharing arrangements with our distribution partners;
•	changes in application approval rates by our credit card issuer customers;
•	our ability to enter into or renew key distribution agreements;
•	the introduction of new advertising services by us or our competitors;
•	failure by advertisers or their agencies to pay amounts owed to us in a timely manner or at all;
•	failure by our credit card customers to timely report, or to report at all, approved credit card applications for consumers that come through our websites;
•	failure by our senior care customers to timely report, or to report at all, completed move-ins of the consumers that come through our websites;
•	changes in access to lead inventory;
•	changes in our capital or operating expenses;
•	changes in consumer confidence;
•	changes in interest rates;
•	general economic conditions; and
•	changes in banking or other laws that could limit or eliminate content on our websites.

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

We have acquired a number of companies and assets of companies in the past and may make additional acquisitions, asset purchases and strategic investments in the future.  For example, in May 2014 we completed the acquisition of Caring, Inc. (owner of Caring.com).  We will continue to consider acquisitions, asset purchases and joint ventures as a means of enhancing stockholder value. Our success in integrating our acquired businesses will depend upon our ability to retain key personnel, avoid diversion of management’s attention from operational matters, integrate the technical operations and personnel of the acquired companies, and achieve the expected financial results, synergies and other benefits from our acquisitions.

In addition, future acquisitions could result in the incurrence of additional debt, costs and contingent liabilities. Integration of acquired operations may take longer, or be more costly or disruptive to our business, than originally anticipated.

It is also possible that expected synergies from our acquisitions may not materialize in full or at all. We may also incur costs and divert management attention through potential acquisitions that are never consummated. Future impairment losses on goodwill and intangible assets with an indefinite life, or restructuring charges, could also occur as a result of acquisitions.

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

We believe that our continued growth and future success will depend in large part on the skills of our senior management team and other skilled employees. The loss of service of one or more of our executive officers or of other key personnel could reduce our ability to successfully implement our long-term business strategy, our business could suffer and the value of our common stock could be materially adversely affected. Leadership changes will occur from time to time and we cannot predict whether significant resignations will occur or whether we will be able to recruit additional qualified personnel. We believe our senior management team possesses valuable knowledge about our business and that their knowledge and relationships would be very difficult to replicate. Although our senior management team has entered into employment agreements with us, they may not complete the term of their employment agreements or renew them upon expiration. Our success and the quality of our content also depend on the expertise of our editors and reporters and on their relationships with the media, financial experts and other sources of information. The loss of qualified personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition or operating results.

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

We are from time to time involved in, or may in the future be subject to, claims, suits, government inquiries or investigations, and proceedings arising from our business or the fact that we are a public company, including actions with respect to intellectual property claims, privacy, consumer protection, information security, securities laws and regulations, transactions in which we are involved, data protection or law enforcement matters, tax matters, labor and employment claims, commercial claims, as well as shareholder derivative actions, purported class action lawsuits, and other matters.  We are also at risk where we have agreed to indemnify others for losses related to legal proceedings or from direct harm. Such claims, suits, inquiries, investigations, and proceedings are inherently uncertain and their results cannot be predicted with certainty.  Defense costs and any resulting damage awards or settlement amounts may not be fully covered by our insurance policies.  Regardless of the outcome, any such legal proceedings can have an adverse impact on us because of legal costs, diversion of management and other personnel, and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in reputational harm, liability, penalties, or sanctions, as well as judgments, consent decrees, or orders preventing us from offering certain features, functionalities, products, or services, or requiring a change in our business practices, products or technologies, which could in the future materially and adversely affect our business, operating results or financial condition. In addition, accounting rules may require the Company to record a liability related to a particular matter prior to its resolution if the incurrence of a loss related to such matter becomes probable and reasonably estimable.

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

Insurance coverage may not be available to cover all of our potential liability and available coverage may not be sufficient to cover all claims that we may incur.

Our ability to obtain liability insurance, its coverage levels, deductibles and premiums are all dependent on market factors, our loss history and insurers’ perception of our overall risk profile.  We cannot ensure that our insurance will cover all claims or that insurance coverage will be available at economically acceptable rates.  Significant uninsured liabilities could have a material adverse effect on our business, financial condition and results of operations.

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

Much of the information published on our online platforms and in our print publications relates to the competitiveness of financial institutions’ rates, products and services. We also publish editorial and other content designed to educate consumers about banking, personal finance and senior care products, and on certain of our websites provide a platform for user-generated content. If the information we provide is not accurate or is construed as misleading or outdated, consumers and others could lose confidence in our services and attempt to hold us liable for damages and government regulators could impose fines or penalties on us. We may be subjected to claims of violations of law or regulation, and claims for defamation, negligence, discrimination, invasion of personal privacy, fraud, deceptive practices, copyright or trademark infringement, conflicts of interest or other theories relating to the information we publish. We may also be exposed to similar liability in connection with content that users post to our websites through ratings, reviews, forums, blogs, comments, and other social media features.  In addition, if there are errors or omissions in information we publish, consumers, individually or through consumer class actions, could seek damages from us for losses incurred if they relied on incorrect information we provided. These types of claims have been brought, sometimes successfully, against providers of online services as well as print publications. The scope and amount of our insurance may not adequately protect us against these types of claims.

We may face liability for, and may be subject to claims related to, inaccurate advertising content provided to us, which even if unfounded or decided in our favor may be extremely costly to defend, could require us to pay significant damages and could limit our ability to operate.

Much of the information on our online platforms that is provided by advertisers and collected from third parties relates to the rates, costs and features for various loan, depository, insurance, personal credit and investment products offered by financial institutions, mortgage companies, investment companies, insurance companies and others participating in the personal finance marketplace, and for providers of senior care facilities. We are exposed to the risk that some advertisers may provide us, or directly post on our websites or mobile applications, (i) inaccurate information about their product rates, costs and features, or (ii) rates, costs and features that are not available to all consumers. This could cause consumers to lose confidence in the information we provide, causing certain advertisers to become dissatisfied with our services, and result in lawsuits being filed or regulatory action against us which could adversely affect our business or results of operations. The scope and amount of our insurance may not adequately protect us against these types of lawsuits or actions.

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

We do not have exclusive relationships or long-term contracts with the banks, mortgage brokers, credit card issuers, insurance companies and agencies, or senior care companies that are our customers, which may limit our ability to retain these customers as participants in our marketplace and maintain the attractiveness of our services to consumers.

We do not have an exclusive relationship with the banks, mortgage brokers, credit card issuers, insurance companies and agencies, or senior care companies whose products are advertised on our online marketplace, and thus, consumers may obtain services or products from these companies without using our services. Many of our customers also offer their products directly to consumers through agents, mass marketing campaigns or other traditional methods of distribution. In many cases, our customers also offer their products and services over the Internet, either directly to consumers or through one or more of our online competitors, or both.  An inability to retain these customers as participants in our marketplace could materially affect our business, revenues and results of operations.

Our revenue from senior living referrals is concentrated among a small number of customers.

A significant portion of our senior living referral revenue is generated from a small number of customers.  Because the senior living industry is highly fragmented, with only a small number of major participants, we expect that most of our senior living referral revenues will continue to depend on referral fees from a small group of customers.  The loss of one of these customers could significantly reduce our senior living referral revenue.  In addition, if a significant customer experiences operating issues, regulatory violations, bad publicity or other problems, the fees we receive from that customer may be materially reduced.

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

If consumers experience identity theft, data security breaches or fraud after clicking through one of our websites or mobile applications to apply for credit cards on the websites of credit card issuers, mortgage or deposit products on the websites of brokers or lenders, or insurance on the websites of insurance agents or carriers, or following the completion of a lead form, we may be exposed to liability, adverse publicity and damage to our reputation. Despite our implementation of security measures, our computer systems may be susceptible to electronic or physical computer break-ins, viruses and other disruptions and security breaches. In addition, we depend on vendors to store or process certain information, some of which may be private or include personally-identifiable information.  If these vendors fail to maintain adequate information security systems and consumer information is compromised, our business or results of operation could be significantly harmed. Any perceived or actual unauthorized disclosure of personally-identifiable information regarding visitors to our services could significantly harm our reputation, impair our ability to attract consumers and attract and retain our advertisers, or subject us to claims or litigation arising from damages suffered by consumers, and thereby significantly harm our business and operating results. To the extent that credit card fraud or identity theft causes a general decline in consumer confidence in online financial transactions, our revenues could decline and our reputation could be damaged. If consumers are reluctant to use our services because of concerns over data privacy or credit card fraud, our ability to generate revenues would be impaired. Our revenues would also decline if changes in industry standards, regulations or laws deterred people from using the Internet to conduct transactions that involve the transmission of confidential information, such as applying for credit cards. In addition, if technology upgrades or other expenditures are required to prevent security breaches of our network, boost general consumer confidence in financial transactions over the Internet, or prevent credit card fraud and identity theft, we may be required to expend significant capital and other resources. Further, advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments could result in a compromise or breach of the algorithms we use to protect consumers’ and customer companies’ confidential information, which could have a material adverse effect on our business.

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

State, federal and foreign lending laws and regulations generally require accurate disclosure of the critical components of credit costs so that consumers can readily compare credit terms from various lenders. These laws and regulations also impose certain restrictions on the advertisement of these credit terms. Because we are an aggregator of rate and other information regarding many financial products, including mortgages, deposits and credit cards, we may be subject to some of these laws and regulations and we may be held liable under these laws and regulations for information provided through our online services. The insurance industry is also subject to numerous federal and state laws and regulations, including licensing requirements. Federal and state fraud and abuse laws could be applied to referral sources where referral fees are funded using government funds.

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

Most of the statutes and regulations in the United States allow a private right of action for the recovery of damages or provide for enforcement by the FTC, FCC, other federal agencies, state attorneys general or state agencies permitting the recovery of significant civil or criminal penalties, costs and attorneys’ fees in the event that regulations are violated. We believe that we comply with all such applicable laws and regulations, but cannot assure you that we, or third parties that we rely on for telemarketing, email marketing and other lead generation activities, will be in compliance with all applicable laws and regulations at all times. We cannot assure you that the FTC, FCC, other federal agencies, state attorneys general, state agencies or private litigants will not attempt to hold us responsible for any unlawful acts conducted by such third parties or that we could successfully enforce or collect upon any indemnities provided to us by third parties, any of which could have a material adverse effect on our business, results of operations or financial condition. In addition, changes in such regulations or the interpretation thereof that further restrict such activities could result in a material reduction in the number of leads for our business and could have a material adverse effect on our business, results of operations and financial condition.

The FCC amended its regulations under the Telephone Consumer Protection Act (TCPA), effective in July 2012, which could increase our exposure to liability for certain types of telephonic communication with consumers. Under the TCPA, plaintiffs may seek injunctive relief and actual monetary loss or statutory damages of $500 per violation, whichever is greater, and courts may treble the damage award for willful or knowing violations.  A determination that there have been violations of laws relating to our practices under the TCPA or other communications-based statutes could expose us to damage awards that could, individually or in the aggregate, have a material adverse effect on our business, results of operations and financial condition.

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

We have, and will continue to have, a significant amount of indebtedness. As of June 30, 2014, our total indebtedness was $297.3 million, net of unamortized discount comprised of the Notes in an aggregate principal amount of $300.0 million. As of June 30, 2014, we had no loans outstanding under the New Credit Agreement. Our interest expense for the year ended December 31, 2013 was $25.1 million. Our substantial level of indebtedness increases the risk that we may be unable to generate cash sufficient to invest in our business at an appropriate level, thereby making it more difficult to pay amounts due in respect of our indebtedness. Our substantial indebtedness could have other important consequences to you and significant effects on our business. For example, it could:

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Company Purchase of Equity Securities

The following table sets forth the Company’s purchases of equity securities for the periods indicated:

				Maximum Number
			Total Number of Shares	of Shares That May
			Purchased as Part of	Yet Be Purchased
	Total Number of	Average Price	Publicly Announced	Under the Plans or
Period	Shares Purchased	Paid Per Share	Plans or Programs	Programs(1)
April 1, 2014 through April 30, 2014	—	$—	—	$70,000,000
May 1, 2014 through May 31, 2014	82,872	$14.77	—	$70,000,000
June 1, 2014 through June 30, 2014	315,493	$16.63	315,493	$64,746,532

(1) On February 12, 2013 the Company’s Board of Directors authorized a $70 million share repurchase program which allows the Company to repurchase shares of its common stock in open market or private transactions. The program will expire on December 31, 2014.

Item 5.    Other Information

None.

Item 6.     Exhibits

Exhibit No.	Description
4.1*	Supplemental Indenture dated May 30, 2014

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

     Bankrate, Inc.

Date: August 8, 2014	By:	/s/ Edward J. DiMaria
Edward J. DiMaria
Senior Vice President and Chief Financial Officer (Mr. DiMaria is the Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant)