Form 10-K
period 2014-12-31
Bankrate, Inc.
filed 2015-06-18
CIK 1518222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File No. 1-35206

(Exact name of registrant as specified in its charter)

Delaware	65-0423422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
477 Madison Avenue, Suite 430 New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (917) 368-8600

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☑

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,068,750,481 (based on a closing price of $17.54 per share for the registrant’s common stock on the New York Stock Exchange on June 30, 2014).

The number of outstanding shares of the issuer’s common stock as of May 29, 2015 was as follows: 103,884,733 shares of Common Stock, $0.01 par value.

EXPLANATORY NOTE

Overview

Bankrate, Inc. (“Bankrate”) is including in this Annual Report on Form 10-K for the year ended December 31, 2014, amended and restated financial statements and other financial information for the years 2013, 2012 and 2011, for each of the quarters ended March 31, 2014, and June 30, 2014 and for each of the quarters in the years 2013, 2012 and 2011 (collectively, the “Restated Information” and the periods to which such information relates, the “Restated Periods”). We refer to the foregoing restatements in this document as the “Restatement” and the financial review process that was used to prepare the Restatement is referred to as “Internal Review”. This is our first periodic report since our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014. Accordingly, this filing includes more information than would normally be included in an Annual Report on Form 10-K in order to provide stockholders a composite presentation of information for these prior periods, during which we were not making periodic filings with the Securities and Exchange Commission (“SEC” or “Commission”) or for which financial results are being restated herein.

We have not filed and do not intend to file amendments to any of our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the Restated Periods or a Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 or corrections to any of our previously issued financial statements. Accordingly, with respect to all Restated Periods, investors and others should rely only on the financial information and other disclosures contained in this Form 10-K, or in our future filings with the SEC (as applicable), and not on any previously issued or filed reports, earnings releases or similar communications relating to these periods.

A comparison of the earnings effects of this Restatement to earnings from continuing operations, as previously reported, follows below under “Effects of Restatement”.

Background

On September 15, 2014, in our current report on Form 8-K, the Company announced that the SEC is conducting a non-public formal investigation of Bankrate’s financial reporting with the principal focus on the quarters ending March 31, 2012 and June 30, 2012. The investigation is examining whether accounting entries may have improperly impacted the Company’s reported results, including relative to market expectations at such time. On the same date, the Company also announced that Edward J. DiMaria, the Company’s Chief Financial Officer at such time, had resigned as Chief Financial Officer, and that the Company had hired Steven D. Barnhart to serve as Interim Chief Financial Officer. Mr. DiMaria’s employment with the Company was terminated on October 8, 2014 as a result of his failure to cooperate in the SEC investigation. On March 12, 2015, the Company announced that Mr. Barnhart had been appointed Senior Vice President, Chief Financial Officer of Bankrate.

In connection with the examination of the matters described above and developments in the ongoing SEC investigation, on September 14, 2014, Bankrate’s Audit Committee, which is comprised entirely of independent outside directors, concluded that the Company’s previously issued financial statements for each of years 2011, 2012 and 2013 should no longer be relied upon pending the conclusion of a full internal review of these matters. This was also disclosed in our current report on Form 8-K on September 15, 2014. The Audit Committee retained independent counsel who retained independent forensic accountants, who were assisted in this review by the Company’s current Chief Financial Officer. The conclusion of that review is embodied in this Annual Report on Form 10-K, including the Restated Information. In addition, as previously disclosed on Form 8-K dated October 9, 2014, the United States Department of Justice (“DOJ”) had informed the Company that it is investigating the matters that are the subject of the SEC investigation.

The Company has agreed to the terms of a potential settlement of the SEC investigation with respect to the Company that the SEC enforcement staff has indicated it is prepared to recommend to the Commission. The proposed settlement is subject to acceptance and authorization by the Commission and would, among other things, require the Company to pay a $15.0 million penalty. As a result, the Company recorded an accrual in the amount of $15.0 million as of September 30, 2014. However, the terms of the settlement have not been approved by the Commission and therefore there can be no assurance that the Company’s efforts to resolve the SEC’s investigation will be successful, that the settlement amount will be as anticipated or that the reserve with respect thereto will be sufficient, and the Company cannot predict the ultimate timing or the final terms of any settlement. In addition, it is not possible to predict when the DOJ investigation will be completed, the final outcome of the investigation, and what, if any, actions may be taken by the DOJ.

During the course of its review, Bankrate’s Audit Committee concluded that the accounting for certain historical business activities had been recorded in a manner that was not consistent with generally accepted accounting principles in the United States (“GAAP”). The Company determined that all of these incorrect entries should be (and have been) corrected in the accompanying financial statements whether or not material, individually or in the aggregate. The Company also made certain adjustments, including corrections that had been previously identified but not recorded, because at the time they were identified they were deemed to be not material in the aggregate to the Company’s consolidated financial statements. These adjustments include corrections to purchase accounting, equity compensation expense, certain accruals and revenue recognition, as well as tax related entries.

In connection with the Restatement, management has assessed the effectiveness of our disclosure controls and procedures and has included disclosure to such effect in Item 9A “Controls and Procedures” of this Form 10-K. We identified a material weakness in the internal controls over financial reporting that existed as of December 31, 2014. Solely as a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2014. Management has taken and is taking steps, as described under “Remediation plan for material weakness in internal control over financial reporting” in Item 9A of this Form 10-K, to remediate the material weakness in the operating effectiveness of our internal control over financial reporting. We believe that, as a result of management’s in-depth review of its accounting processes, and the additional procedures management has implemented, there are no material inaccuracies or omissions of material fact in this Form 10-K and, to the best of our knowledge, we believe that the consolidated financial statements in this Form 10-K fairly present in all material respects the financial condition, results of operations and cash flows of the Company in conformity with GAAP.

Effects of Restatement

The table below sets forth the effects of the Restatement on our previously reported Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011, and for the year to date June 30, 2014. The Company has also classified its operations in China as discontinued operations throughout the Restated Periods, which is reflected in the table below. The Company also made certain reclassifications to conform to the current presentation for the year ended December 31, 2014. The Restatement has no material effect on our cash flows or liquidity in any of the Restated Periods. See Notes 1 and 2 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for additional information.

	Year to Date	Year Ended December 31,
(In thousands, except per share amounts)	June 30, 2014	2013	2012	2011
Revenue (as previously reported)	$267,138	$457,433	$457,164	$424,201
Adjustments	-	200	(944)	460
Discontinued operations	(496)	(697)	(251)	(336)
Revenue (as restated)	$266,642	$456,936	$455,969	$424,325

Net income (loss) (as previously reported)	$2,586	$(10,002)	$29,331	$(13,422)
Adjustments	(693)	(1,194)	(2,286)	523
Discontinued operations	812	1,243	1,101	1,169
Net income (loss) from continuing operations (as restated)	$2,705	$(9,953)	$28,146	$(11,730)

Diluted earnings per share (as previously reported)	$0.03	$(0.10)	$0.29	$(0.14)
Adjustments	(0.01)	(0.01)	(0.02)	-
Discontinued operations	0.01	0.01	0.01	0.02
Diluted earnings per share from continuing operations (as restated)	$0.03	$(0.10)	$0.28	$(0.12)

The net impact of the correction of the misstatements and the other adjustments on our aggregate Adjusted EBITDA over the Restated Periods was a reduction of $5.2 million, during which periods our total Adjusted EBITDA as previously reported was $448.4 million. The impact on Adjusted EBITDA of reclassifying our operations in China as discontinued through the Restated Periods offset the Restatement adjustments by $3.3 million. The calculation of Adjusted EBITDA, a non-GAAP measure utilized by the Company, was revised to include the add-back of costs related to the Restatement, the Internal Review, the SEC and DOJ investigations and related litigation (collectively the “Restatement Costs”), which had the effect of offsetting by $3.8 million the impact of the Restatement adjustments. Without the offsetting impact of reclassifying discontinued operations and the add-back of the Restatement Costs, the impact of the Restatement adjustments over the Restated Periods on Adjusted EBITDA would have been $12.4 million. The following table summarizes the impact of the Restatement on Adjusted EBITDA. See Item 6. Selected Financial Data of this Annual Report on Form 10-K for more detail.

	Year to Date	Year Ended December 31,
(In thousands)	June 30, 2014	2013	2012	2011	Total
Adjusted EBITDA as previously reported	$67,919	$121,907	$123,137	$135,438	$448,401
Adjusted EBITDA as restated	69,245	122,207	119,141	132,577	443,170
Net change	$1,326	$300	$(3,996)	$(2,861)	$(5,231)

Change related to Restatement adjustments	$(587)	$(1,851)	$(6,098)	$(3,827)	$(12,363)
Change related to the addback of Restatement costs	1,280	1,269	1,249	-	3,798
Change related to discontinued operations	633	882	853	966	3,334
	$1,326	$300	$(3,996)	$(2,861)	$(5,231)

Bankrate, Inc. and Subsidiaries

Annual Report on Form 10-K for the Year Ended December 31, 2014

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” which involve risks and uncertainties. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions that relate to our strategy, plans or intentions. All statements we make relating to our estimated and projected earnings, margins, revenues, costs, expenditures, cash flows, growth rates and financial results or to our expectations regarding future industry trends or regarding resolution of regulatory matters described in this Annual Report are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon certain assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known or unknown factors, and it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are based upon information available to us on, and speak only as of, the date of this report.

Important factors that could cause actual results to differ materially from our expectations, which we refer to as cautionary statements, are discussed in detail in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. All forward-looking information in this Annual Report and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include without limitation:

•

the timing and outcome of, including potential expense associated with, the SEC and DOJ investigations including our ability to enter into a settlement with the SEC on terms consistent with those described herein;

•	the potential impact on our business and stock price of any announcements regarding the Restatement, the SEC's investigation or the DOJ's investigation;
•	the material weakness in the operating effectiveness of our internal controls over financial reporting and our ability to rectify this issue completely and promptly;
•	risks relating to the defense or litigation of lawsuits, including the putative class action lawsuit currently pending and described herein, and regulatory proceedings;
•

the timing and outcome of (including potential expense associated with), and the potential impact on our business and stock price of any announcements regarding, the Consumer Financial Protection Bureau (“CFPB”) investigation described herein;

•

the willingness or interest of banks, lenders, brokers, credit card issuers, insurance carriers and agents, senior care providers and other advertisers in the business verticals in which we operate to advertise on our websites or mobile applications, or purchase our leads, clicks, calls and referrals;

•	the rate of conversion of consumers’ visits to our websites or mobile applications into senior care referrals and the rate at which those referrals result in move-ins with our senior care customers;
•	changes in application approval rates by our credit card issuer customers;
•	increased competition and its effect on our website traffic, advertising rates, margins, and market share;
•	our dependence on internet search engines to attract a significant portion of the visitors to our websites;
•	our dependence on partners to attract a significant portion of the company’s revenue;
•	shift of visitors from desktop to mobile and mobile app environments;
•	the number of consumers seeking information about the financial and senior care products we have on our websites or mobile applications;
•	interest rate volatility;
•	technological changes;
•	our ability to anticipate and manage cybersecurity risk and data security risk;
•	the effects of any security breach or any cyberattack on our systems, websites or mobile applications;
•	our ability to manage traffic on our websites or mobile applications, and service interruptions;

•	our ability to maintain and develop our brands and content;
•	the fluctuations of our results of operations from period to period;
•	our indebtedness and the effect such indebtedness may have on our business;
•	our need and our ability to obtain additional debt or equity financing;
•	our ability to integrate the operations and realize the expected benefits of businesses that we have acquired and may acquire in the future;
•	the effect of unexpected liabilities we assume from our acquisitions;
•	the effect of programmatic advertising platforms on display revenue;
•

our ability to successfully execute on our strategies, including without limitation our insurance quality initiative, our mobile strategy and other initiatives, and the effectiveness of our strategies, including without limitation whether they result in increased revenue or profitability;

•	our ability to attract and retain executive officers and personnel;
•	any failure or refusal by our insurance providers to provide coverage under our insurance policies;
•	our ability to protect our intellectual property;
•	the effects of potential liability for content on our websites or mobile applications;
•	our ability to establish and maintain distribution arrangements;
•	our ability to maintain good working relationships with our customers and third-party providers and to continue to attract new customers;
•

the effect of our expansion of operations in the United Kingdom and possible expansion to other international markets, in which we may have limited experience, and our ability to successfully execute on our business strategies in international markets;

•	our ability to sell our operations in China in excess of its book value;
•	the willingness of consumers to accept the Internet and our online network as a medium for obtaining financial product information;
•	the strength of the U.S. economy in general and the financial services industry in particular;
•	changes in monetary and fiscal policies of the U.S. government;
•	changes in consumer spending and saving habits;
•	review of our business and operations by regulatory authorities;
•	changes in the legal and regulatory environment;
•	changes in accounting principles, policies, practices or guidelines;
•	risks relating to the ongoing reviews of our business and operations by regulatory authorities; and
•	our ability to manage the risks involved in the foregoing.

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

PART I.

Item 1. Business

Overview

Bankrate, Inc. and its subsidiaries (“Bankrate” or the “Company,” “we,” “us,” “our”) aggregate large scale audiences of in-market consumers by providing them with proprietary, fully researched, comprehensive, independent and objective personal finance editorial content across multiple verticals including mortgages, deposits, credit cards, insurance, senior care and other categories, such as retirement, automobile loans, and taxes. Our comprehensive offering of personal finance content and product research has positioned us as a recognized personal finance authority with over 415,000 attributable media mentions or interviews in 2014, including numerous television features on major networks. Our flagship websites Bankrate.com,  CreditCards.com,  insuranceQuotes.com and Caring.com are leading vertical content destinations in each of their respective categories and connect our audience with contextually relevant advertisers and financial service and senior care providers. These, and our other owned and operated personal finance websites, had over 255 million visits in 2014. In addition, we distribute our content on a daily basis to over 90 major online partners and print publications, including some of the most recognized brands in the world.

Our business benefits from the secular shift toward consumer use of the Internet to research and shop for personal finance products. The Internet’s unique aggregation capabilities allow consumers to access and research vast amounts of information to efficiently compare prices and enable an informed purchase decision. We believe this is driving consumers to increasingly research and engage online for personal finance products and shift away from more traditional buying patterns. We stand to benefit from this major secular shift as a result of our leading position in the personal financial services markets driven by our strong brands, proprietary and aggregated content, breadth and depth of personal finance products, broad distribution, leading position in algorithmic search results and monetization capabilities.

Founded as a financial and market data research business, Bankrate began moving from print-based to online in 1996. We have strategically broadened and diversified our product, content and consumer offerings through internal development activities and acquisitions. We now offer:

•	branded content that educates consumers and financial professionals on a variety of personal finance topics;
•	a market leading platform for consumers searching for competitive rates on mortgages, deposits, and money market accounts;
•	competitive quotes to consumers for auto, business, home, life, health and long-term care insurance from our leading network of insurance agents and carriers;
•	comparative credit card offers to customers for consumer and business credit cards in the United States, Canada and the United Kingdom through our leading network of credit card websites; and
•

helpful caregiving content, a comprehensive online senior care facility directory for the United States, and telephone support and advice from trained Family Advisors to consumers looking for senior care options.

Our unique content and rate information is distributed through two main sources: through our owned and operated websites and online co-brands and through our partners. We own a network of content-rich, proprietary websites focused on specific vertical categories, including mortgages, deposits, credit cards, insurance, senior care and other personal finance categories. We also develop and provide content, tools, web services and co-branded websites to over 140 online partners, including some of the most trusted and frequently visited personal finance sites on the Internet including Yahoo!, CNN Money, Move Inc., CNBC and Bloomberg. In addition, we license editorial content to over 450 newspapers on a daily basis, including The Wall Street Journal, USA Today, The New York Times, The Los Angeles Times and The Boston Globe.

Our primary sources of revenue are consumer inquiries that we deliver to our customers and display advertising. During the year ended December 31, 2014, we generated revenue of $544.9 million, net income from continuing operations of $6.1 million, Adjusted EBITDA of $143.0 million and cash provided by operating activities, continuing operations, of $42.3 million. During the year ended December 31, 2013, we generated revenue of $456.9 million, a net loss from continuing operations of $10 million, Adjusted EBITDA of $122.2 million, and cash flow from operating activities, continuing operations, of $101.5 million. See “Selected Financial Data” for a reconciliation of Adjusted EBITDA to net income.

Segments

During 2014, subsequent to Kenneth S. Esterow’s appointment as our chief executive officer, we reevaluated and re-aligned our management reporting structure based on how our new chief operating decision maker manages, assesses performance and allocates resources for the business. As of the third quarter of 2014, our business was organized into the following three reportable segments:

•

Banking – we offer information on rates for various types of mortgages, home lending and refinancing options, specific to geographic location and covering all 50 states; rate information on various deposit products such as money markets, savings and certificates of deposits; and information on retirement, taxes and debt management. This segment also provides original articles on topics related to the housing market and loan refinancing; provides online analytic tools to calculate investment values; and provides content on topics such as 401(k)s, Social Security, tax deductions and exemptions, auto loans, debt consolidation and credit risk.

•

Credit Cards – we present visitors with a comprehensive selection of consumer and business credit and prepaid cards, providing detailed information and comparison capabilities, and host news and advice on personal finance, credit card and bank policies, as well as tools and calculators to estimate credit scores and card benefits.

•

Insurance – in conjunction with local agents and insurance carriers, we facilitate a consumer’s ability to receive multiple competitive insurance quotes, provide advice and detailed descriptions of insurance terms, and produce articles on topical subjects.

In addition to the above reportable segments, we have an Other category that includes the results of operations of Caring.com and aggregated smaller, dissimilar operating units, the results of our investments, unallocated corporate overhead and the elimination of transactions between segments

For financial information about our segments for the years ended December 31, 2014, 2013 and 2012, see Item 7 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations, and Item 8, Note 7 – Segment Information, Geographic Data and Concentrations.

Company Developments

Acquisitions

The Company has grown significantly in size and scope of offerings via acquisition. In 2010, we acquired NetQuote Holdings, Inc. (“NetQuote”), which greatly expanded our presence in the insurance vertical and CreditCards.com, Inc. (“CreditCards”), which greatly expanded our presence in the credit card vertical. In 2014, we acquired Caring, Inc. (“Caring”), which complements our financial services offerings with editorial content and professionally trained senior living advisors and provides us access to the fast growing senior care market. In each case these acquisitions enabled us to strengthen our offering to both advertisers seeking high quality leads and consumers who are looking for a comprehensive suite of financial products. These acquisitions have strengthened our position through increased selection of products and increased scale of our audience resulting in greater appeal to personal financial services partners and greater spending per partner.

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

Secondary Offering

On March 10, 2014, Bankrate, Inc. (the “Company”) completed a secondary offering (the “Offering”) of 16,100,000 shares of common stock (the “Shares”) by Ben Holding S.à r.l., an entity wholly owned by investment funds advised by Apax Partners. The Company did not receive any of the proceeds from the Offering. The Offering was made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-194186), filed with the SEC on February 27, 2014, and related prospectus supplement dated March 4, 2014.

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

Companies have expanded their online marketing efforts to reach this large and growing online audience cost-effectively. As website traffic grows, online advertising continues to grow as a share of overall advertising. This secular shift is seen as ZenithOptimedia noted that internet advertising is the fastest growing advertising medium with forecasted annual average growth of 15% from 2014 to 2016. ZenithOptimedia also estimates that internet advertising will increase its share of the advertising market from 20.6% in 2013 to 26.6% in 2016. Further, ZenithOptimedia notes the main driver of global advertising spend growth is mobile and estimates that mobile will contribute 36% of the extra ad spend between 2013 and 2016. We believe our business will continue to benefit as the percentage of advertising dollars spent online increases to reflect the greater amount of media consumed online.

Our Solution

We provide consumers and institutions with a comprehensive personal finance marketplace through our leading content-rich flagship websites: Bankrate.com,  CreditCards.com,  insuranceQuotes.com,  Caring.com,  and our other branded personal finance destination websites. We allow consumers to shop for a wide variety of financial products and services online, including mortgages, deposit accounts, credit cards, insurance products and senior care. We offer fully researched, independent and objective financial content to our in-market visitor base. We understand the importance of critical financial decisions and have designed our solutions to provide relevant information, content and advice to consumers to help them make the right decisions more efficiently and conveniently.

Our brand and the scale and quality of our content have helped us attract increasing numbers of in-market consumers over the years. As more consumers visited and researched personal finance products on our websites, more financial institutions listed their products and services with us. The combination of an increasing amount of consumers seeking personal finance products online and more companies providing products and services online increases the quality, depth and breadth of our offerings and attracts even more consumers, advertisers and institutions as a result. Additionally, the prominence of our brands, the quality of our content, the engineering architecture and interface of our site, and other factors that drive relevance have generally resulted in prominent placement in financial services search results from the leading search engines. This increased distribution via search provides additional traffic to our website, again further attracting more partners and resulting in increased selection of personal finance products and more content. This virtuous cycle has enabled us to reinforce our leadership position and achieve a loyal advertiser and consumer base.

Our Strengths

Market Leader for Personal Finance Content. We are a market leading publisher, aggregator, and distributor of personal finance content on the Internet. We believe our leading position will continue to enable us to take advantage of the secular shift to the Internet as a source of personal finance solutions.

Leading Consumer Brands. We have built strong, recognizable and highly trusted brands over our long history. We believe this is an important competitive differentiator. Furthermore, the strength of our brands has permitted us to be a partner of choice for other leading personal finance content providers and other general interest publishers.

High Quality, Proprietary Content. We provide consumers with proprietary, fully researched, comprehensive, independent and objective personal finance content, data and tools. Our editorial staff of more than 200 consisting of editors, reporters, freelancers and expert columnists delivers “best in class” content and provides news and advice through hundreds of new articles per month on top of approximately 105,000 stories in our database. We actively list approximately 300 credit card offers on our websites and have a robust, proprietary card repository of over 2,600 products. We also aggregate rate information from over 4,800 institutions for more than 300 financial products in more than 600 local markets. In addition, we generate approximately 180,000 distinct rate tables capturing on average over three million pieces of information on a weekly basis.

Significant Selection, Breadth and Depth of Offering. Bankrate, through its flagship websites Bankrate.com,  CreditCards.com,  insuranceQuotes.com and Caring.com as well as other owned and operated properties, provides both a broad range of personal finance services products across numerous verticals including mortgages, deposits, credit cards, insurance, senior care and other personal finance categories, including retirement, automobile loans, and taxes, as well as great depth of selection in each category. Our selection both across and within these categories is a key differentiator in the value proposition to consumers.

Superior Distribution Platforms. Our unique content and rate information is distributed through two main sources: our owned and operated websites, and through our affiliate partners. This distribution network enables us to drive large amounts of high quality traffic to our network while increasing our brand awareness in an extremely cost-effective way.

Diverse Monetization Opportunities and Strong Cash Flow. Our primary sources of revenue are delivered consumer inquiries, including cost per click, call, lead, application and cost per move in, and display advertising. The multiple ways to monetize a given page view or unique visitor to our site, combined with a highly scalable infrastructure and low requirements for additional capital expenditures and working capital, result in strong cash flow conversion.

Strong, Experienced Management Team. Our management team has an in-depth understanding of the online media and personal finance industries as well as extensive experience growing companies' profitability, both organically and through acquisitions.

Our Growth Strategy

We believe that the personal finance sector contains significant opportunities for growth. Elements of our strategy include:

Maintaining Leadership as a Trusted and Authoritative Source for Personal Finance Content. We are focused on maintaining our position as a leading destination platform for personal finance information. We intend to continuously enhance the consumer experience and engagement on our websites to help us maintain this leadership position. One of the primary ways that we seek to differentiate ourselves is through the quality, breadth and depth of our financial content and data. As consumers increase their usage of the Internet as a tool for personal finance needs, we intend to maintain and improve our position in online comparative research for mortgages, deposit products, credit cards, insurance, senior care and potentially in additional personal finance markets.

Increasing Traffic to Our Network. We believe our unique and differentiated content offering, the strength of our brands and our marketing efforts will allow us to drive substantial traffic to our online network. We intend to continue to focus on efforts that explicitly drive traffic to our websites including providing highly relevant search results, public relations, print partnerships, increasing the size of our co-brand partner network, and paid search efforts.

Continuing to Increase Monetization of Our Traffic. By advertising on our online network, banks, brokers, credit card issuers, insurance agents and carriers, senior care facilities and other advertisers are accessing targeted, quality consumers. By allowing advertisers to efficiently access these “in-market” consumers, we are ultimately creating a transaction that is beneficial for the advertiser, the consumer and us. As we continue to improve customer engagement and drive traffic to our online network to reach a greater number of users, we expect to strengthen our relationships with existing advertisers and build new relationships with potential advertisers. We intend to continuously enhance our product offering and targeting capabilities to advertisers to ensure we are increasing our monetization of content and traffic.

Developing New Products that Increase the Quality of Our Offering to Consumers, Advertisers and Partners. By enhancing and expanding our product set, we seek to maintain our industry leadership. The key goals of all of our product development efforts are to satisfy consumers, drive traffic, increase monetization and increase affiliate and partner opportunities. Examples of some areas that our product development team is currently focused on include using advanced analytics and data testing to enhance site infrastructure for ongoing optimization and improving site design for increased engagement, creating new tools to enhance offerings of our affiliates and partners’ apps and mobile platforms, initiatives to enhance end-to-end mobile experience and initiatives to broaden our consumer relationships from being transaction oriented to an ongoing relationship anticipating consumer needs. We intend to maintain our industry leadership by continuously enhancing and expanding our product offering.

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

Our Products and Services

Consumers

As a leading provider of personal finance content, we offer our consumers deep and broad market leading information, analytics and advice across multiple categories of personal finance including: (i) mortgages and home lending, (ii) deposits, (iii) credit cards, (iv) insurance,  (v) senior care, and (vi) other financial products, including those related to retirement, tax, autos, and debt management.

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

We operate a select group of content-rich, branded destination websites including, but not limited to, Bankrate.com, CreditCards.com, insuranceQuotes.com and Caring.com.

•

Mortgages and Home Lending. We offer information on rates for various types of mortgages, home lending and refinancing. We maintain current rate information for more than 600 local markets, covering all 50 U.S. states. Consumers can customize searches for mortgage rates by loan size, type, maturity, and location through our online portals. We also provide calculators and original editorial content that cover topics such as trends in housing markets and refinancing perspectives to help consumers with their decision making.

•

Deposits. We offer rate information on various deposit products such as money market accounts, savings accounts and certificates of deposit. We also provide online analytical tools to help consumers calculate investment value using customized inputs.

•

Credit Cards. We present a comprehensive selection of consumer and business credit and prepaid cards for visitors. We provide detailed credit card information and comparison capabilities, as well as relevant personal finance and credit card content, and allow consumers to search for cards that cater to their specific needs. We display cards by various attributes including by bank or issuer, card network, credit quality, and type of card like reward, cash back or low interest.

•

Insurance. In conjunction with our network of local agents and insurance carriers, we facilitate a consumer’s ability to receive multiple competitive insurance quotes for auto, business, health, home, life, or long-term care. We also provide general information regarding insurance products and considerations. In addition, we provide articles on topical subjects such as recent healthcare reforms, as well as the basics to understanding an insurance policy.

•	Senior Care. We provide helpful caregiving content, a comprehensive online senior care directory for the United States, and telephone support and advice from trained Family Advisors.
•

Other Personal Finance Products. We offer information on retirement, taxes, auto, and debt management. Relevant content provided on such topics include 401(k) accounts, Social Security, tax deductions and exemptions, auto loans, debt consolidation, and credit risk.

Advertisers

We believe advertisers appreciate our value proposition as one of the leading personal finance content providers. Our relevant and proprietary content attracts consumers that are actively searching for personal finance products, allowing advertisers to effectively reach their target customer base. Our trusted reputation as an objective provider of reliable information further drives traffic and establishes a credible platform for advertisers to list their offers. We also offer advertisers an attractive path to access high quality consumer inquiries, all of which have resulted in the continued growth of our advertiser relationships.

We provide consumer inquiries in the banking, credit card, insurance and senior care verticals.

In our banking vertical, advertisers that are listed in our rate tables have the opportunity to hyperlink their listings and provide a phone number. By clicking on the hyperlink, users are taken to the advertiser’s website. We charge our advertisers per delivered consumer inquiry. Under this arrangement, advertisers pay Bankrate a specific, pre-determined price each time a consumer clicks on that advertiser’s hyperlink or calls the phone number. All clicks and calls are screened for fraudulent characteristics by an independent third party vendor and the filtered clicks and calls are then charged to the customer’s account.

Our leading credit card comparison marketplace is one of the largest third party online consumer inquiry and application sources for major credit card issuers. We primarily earn and recognize revenue after a consumer has: (i) clicked on and through a card offer on one of our or our partners’ websites, (ii) completed an application at the card issuers’ site and (iii) received approval on the card application.

In the insurance vertical we connect consumers with insurance agents, brokers and carriers, after the consumer fills out a lead form or after the consumer clicks on a hyperlinked placement within our qualified insurance listings on our owned and operated properties or partner websites. In addition we receive inbound calls from consumers that we transfer to agent and carrier call centers and from time to time we call consumers on the behalf of agents and carriers. We also acquire data leads from third party affiliates and distribute those to our advertisers. We charge our advertisers per delivered consumer inquiry.

In the senior care vertical we deliver consumer inquiries to senior care facilities after qualifying them through our call center and matching them to a number of potential facilities. Consumers then tour facilities and we charge our advertisers per consumer that moves in.

In the banking and senior care verticals, we also charge for a variety of digital display formats. Our most common digital display advertisement sizes are leader boards and flex units, which are prominently displayed at the top, bottom or sides of a page. We charge for these advertisements based on the number of times the advertisement is displayed or based on a fixed amount for a campaign. Advertising rates may vary depending upon the product areas targeted, geo-targeting, the quantity of advertisements purchased by an advertiser, and the length of time an advertiser runs an advertisement on our online network. We sell to advertisers targeting a specific audience in a city or state and also to national advertisers targeting the entire country.

Sales Strategy

Bankrate has sales personnel serving our national, regional and local advertising customers. We also have sales teams that are dedicated to specific vertical categories and customer groups, giving them greater expertise in designing solutions for our advertisers. For example we have separate sales teams trained and dedicated to serving insurance agents, credit card issuers, insurance carriers, local, regional and national banks, local mortgage companies and senior living chains and independent facilities.

Our selling strategy focuses on leveraging our core strengths in a flexible manner to respond to our customers’ specific requirements. For example, in working with a large branded bank, we may feature a branded cost-per-thousand-impressions-based display campaign if the advertiser plans to compete primarily on brand and visibility on our sites. A different advertiser may be focused on competing directly on the basis of superior rates and therefore a rate table cost-per-click or cost-per-call approach may be more beneficial than a cost-per-impression model. Many insurance carrier customers are seeking to access a consumer directly based on their brand. As they are searching comparatively for products our insurance cost-per-click product is focused on serving this market. Other advertisers may be interested in maximizing conversion and achieving a specific return on investment, and given the conversion rates of our traffic, a per-action or per-click solution may be the most appropriate in such a case. This array of advertising options and ability to tailor a campaign to our advertiser’s needs results in more revenue for us, better information for our consumers and superior consumer traffic and conversions for our customers. We have the capability to execute on this selling strategy not only because of our wide variety of product monetization options (per-thousand-impressions, per-click, per-call, per-action, per-lead and per-move in), but also because we have highly developed direct relationships with our customers. We work directly with top branded banks, mortgage lenders, credit card issuers, insurance carriers and senior care communities. Bankrate’s sales team is very knowledgeable about our advertisers’ products and is viewed as a  partner by our advertisers, thus allowing for a close and collaborative relationship in which we can offer solutions that satisfy our advertisers’ needs.

We attract our consumer audience by offering comprehensive and objective comparisons based on rates, selection, features, brand, flexibility and other key attributes, as well as content to educate our consumers on these matters. Our platform is compelling for our advertisers for several reasons including:

•	Our advertisers vigorously compete for access to our consumer visitors. Being absent would place them at a competitive disadvantage in the marketplace for our consumers.
•	Bankrate’s platforms are specific, highly contextual destinations for consumers who are generally in market. Leads and click-throughs therefore have a high conversion rate for our advertisers.
•	Historically, Bankrate has delivered a high proportion of consumers who are of the highest credit and financial quality and predominately “Prime” in terms of their personal finance profile.
•

Bankrate’s platforms are leading generators of highly targeted contextual consumer traffic seeking mortgage, deposit, credit cards, senior care products and insurance products and therefore we have provided a constant and reliable flow of prospects for our advertisers.

Marketing

Bankrate has been able to establish itself as one the most recognizable brands within the personal finance market. The strength of our brands lead to many of our visitors coming to our websites by directly typing our Internet address. Another critical factor in attracting visitors to our websites is how prominently we are displayed in response to search queries regarding vertical categories in which we operate. Bankrate.com, Creditcards.com, insuranceQuotes.com and Caring.com and other key pages of our online network routinely rank at or near the top of consumers’ organic search results for highly searched key words and phrases related to personal finance products and senior care. The high rankings are largely a result of our success at creating highly relevant, contextual, authoritative, widely read and distributed content.

We augment the traffic coming to our websites through search engine marketing by bidding for placement of hyperlinks next to algorithmic search results for relevant keywords that link back to our sites.

For our flagship Bankrate.com site, traffic in 2014 was also driven through more than 140  online partners, including Yahoo!, CNN Money, Move, Inc., CNBC and Bloomberg. Our partners place our content and rate tables on co-branded pages within their sites and we sell the advertisements on these pages and share the advertising revenues with the partner. We benefit from these relationships as these pages are exposed to traffic that would not otherwise be generated from our website.

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

In 2014, we received over 383,000 media mentions (including syndication) of our flagship websites, Bankrate.com, CreditCards.com, insuranceQuotes.com and Caring.com. The Company was referenced in more than 83,000 print articles by outlets such as The New York Times, The Wall Street Journal, USA Today and the Associated Press. Television and radio coverage (more than 300,000 mentions in all) included The Today Show (NBC), CBS This Morning (CBS), Good Morning America (ABC), CNBC, CNN, Fox Business Network, National Public Radio and many others. In addition, we received over 32,000 media mentions (including syndication) of our other websites.

Customers

A significant portion of our customer base by revenue is comprised of large financial institutions such as banks or insurance carriers, and may have products covered by multiple vertical categories on our online network. Our largest customers by revenue generated in the year ended December 31, 2014 and the year ended December 31, 2013 include Capital One, Chase, Bank of America, Discover, Geico, State Farm, Synchrony Bank, Citibank and American Express. For the years ended December 31, 2014 and 2013, our largest customer, Capital One, accounted for 11% of our total revenue across all products and our ten largest customers accounted for approximately 52% and 50%, respectively, of total revenues across all products.

Product Development Strategy

Our product development strategy is designed to expand our advertiser base, traffic origination sources and highly targeted consumer audience, all of which are critical to our success and drive monetization. Key elements of this strategy include:

•	enhancing the consumer experience and engagement on our websites and mobile applications;
•	increasing traffic to our websites and mobile applications;
•	increasing monetization of our traffic and advertiser satisfaction;
•	developing products to expand opportunities with partners and affiliates; and
•	expanding into new products and features to further enhance our consumer relationships.

Our continuously evolving flagship websites feature a modern modular design enabling us to add features and additional content rapidly, test consumers’ response and engagement and optimize satisfaction as a result. We plan to further leverage our back-end infrastructure in the process, creating an even stronger network for our consumers, advertisers, partners and affiliates.

In addition, we have many initiatives under way to create an even more substantial mobile presence. These initiatives range from device-specific mobile websites to applications that help our consumers use our most popular tools and content and to address specific mobile personal finance needs.

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

Competition

We compete for advertising revenues across the broad categories of personal finance content, online credit card marketplaces, and insurance and senior marketplaces, both in traditional media and online. There are many competitors in our market verticals. Our online and traditional media competition includes the following:

•	search engines utilizing keyword cost-per-click advertising or comparison advertising sites/networks;
•	lead aggregators and websites committed to specific personal finance products;
•	numerous websites in each of our vertical categories competing for traffic and for advertisers;
•	search engines that display their own proprietary content or services in search results that in some cases compete with the content or services in one or more of our vertical categories;
•	financial institutions, including mortgage lenders, deposit institutions, insurance providers and credit card issuers, many of whom are also our customers;
•	traditional offline personal finance marketing channels, including direct mail, television, radio, print, call centers and retail bank branches; and
•	general interest websites that compete for advertising dollars such as Yahoo! and AOL.

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

Our systems are controlled and updated remotely via encrypted virtual private network (“VPN”) links to our operating locations. The technical services staff extensively monitors all key systems, both internally and from a web perspective, using multiple locations and methodologies. This provides continuous real-time response capability should key systems or network connections fail.

Our engineering and technical management operates from four primary locations, including Palm Beach Gardens, Florida, Denver, Colorado, Austin, Texas and San Mateo, California. We have additional engineering staff in Cambridge, Massachusetts,  the United Kingdom, China, and India.

We use a combination of technologies, including Microsoft.NET, Microsoft SQL Server, LAMP (Linux, Apache, MySQL, PHP), and WordPress. We also leverage third party content distribution networks, ad serving, optimization, and tracking services to improve performance and provide instrumentation, while leveraging the scalability of major vendors in these arenas.

Intellectual Property

Our proprietary intellectual property consists of our unique research and editorial content, computer programs relating to our websites,  our website applications and our URLs. We rely primarily on a combination of copyrights, trademarks, trade secret laws, our user policy and restrictions on disclosure to protect this content. In addition, we license some of our data and content from other parties. Our copyrights, trademarks and licenses expire at various dates, and we believe that none is individually significant.

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

State, federal and foreign lending laws and regulations generally require accurate disclosure of the critical components of credit costs so that consumers can readily compare credit terms from various lenders. These laws and regulations also impose certain restrictions on the advertisement of these credit terms. Because we are an aggregator of rate and other information regarding many financial products, including mortgages, deposits and credit cards, we may be subject to some of these laws and regulations. The insurance industry and the senior care industry are also subject to numerous federal and state laws and regulations. We believe that we have structured our business and our online services to comply with applicable laws and regulations as are currently in effect. Because of uncertainties as to the applicability of some of these laws and regulations to the Internet and, more specifically, to our type of business, and considering that our business has evolved and expanded in a relatively short period of time, and will continue to evolve and develop, we may not always have been, and may not always be, in compliance with all applicable federal, state and foreign laws and regulations.

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

Employees

As of December 31, 2014, we employed 552 people. None of our employees are represented under collective bargaining agreements. We have never had a work stoppage. We consider our employee relations to be good.

Available Information

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge on the Company’s website at investor.bankrate.com as soon as practicable after such material is electronically filed with, or furnished to, the SEC. Information contained on our websites is not incorporated by reference into this Annual Report on Form 10-K.

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

Risks Related to the Restatement and Other Accounting Issues

The Company and certain of its current and former officers and directors are named as defendants in a  putative class action lawsuit alleging violations of federal securities laws and could be named as parties in additional lawsuits related to our Restatement or as a result of the ongoing investigations by the SEC and DOJ. These as well as the results of the underlying SEC and DOJ investigations could adversely affect the Company, require significant management time and attention, result in significant legal expenses (including settlement costs) or damages, and cause our business, financial condition, results of operations and cash flows to suffer.

In September and October 2014, the Company and certain of its current and former officers and directors were named as defendants in putative class action lawsuits alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. One such lawsuit remains pending. The action alleges, among other things, that the Company’s 2011, 2012, and 2013 financial statements improperly recognized revenues and expenses and therefore were materially false and misleading. In February 2015, the complaint was amended to add allegations relating to the Company’s March 2014 secondary offering of Company common stock. See the section entitled “Legal Proceedings.” This lawsuit, and other lawsuits in which the Company and its current and former officers and directors could be named arising out of our Restatement or as a result of the ongoing investigations by the SEC and DOJ, could adversely affect the Company, require significant management time and attention, result in significant legal expenses or damages (including settlement amounts), and cause our business, financial condition, results of operations and cash flows to suffer. We could be subject to fines, settlement costs, penalties, or other sanctions as a result of the ongoing investigations being conducted by the SEC and DOJ.

We have been responding to ongoing investigations conducted by the staff of the SEC and by the DOJ concerning our financial reporting over various periods of time. These matters have required and continue to require us to expend substantial management time and incur significant legal and other expenses. We are attempting to resolve these matters and the Company has agreed to the terms of a potential settlement of the SEC investigation with respect to the Company that the SEC enforcement staff has indicated it is prepared to recommend to the Commission. The proposed settlement is subject to acceptance and authorization by the Commission and would, among other things, require the Company to pay a $15.0 million penalty. As a result, the Company recorded an accrual in the amount of $15.0 million. However, the terms of the settlement have not been approved by the Commission and therefore there can be no assurance that the Company’s efforts to resolve the SEC’s investigation with respect to the Company will be successful, that the settlement amount will be as anticipated or that the reserve with respect thereto will be sufficient, and the Company cannot predict the ultimate timing or the final terms of any settlement.

Our indemnification obligations and potential limitations of our director and officer liability insurance could result in significant legal expenses or damages and cause our business, financial condition, results of operations and cash flows to suffer.

Certain of our current and former officers and directors are the subject of the above-referenced government investigations and lawsuits as individual defendants. Under Delaware law, our Certificate of Incorporation, our Bylaws and certain indemnification agreements, we have indemnification obligations to these current and former officers and directors in relation to these matters. These indemnity obligations have resulted and may continue to result in significant legal expenses or damages and cause our business, financial condition, results of operations and cash flow to suffer.

While we maintain director and officer liability insurance, there can be no assurance that the insurance carriers will not seek to take the position that costs and expenses associated with the ongoing investigations or costs of resolution are not subject to insurance coverage or that even if covered, the amounts incurred will not exceed the maximum amount of available insurance.

The SEC and DOJ investigations, class action lawsuit and other issues in connection with the Restatement could have an adverse impact on our business relationships.

Our operations and business rely on our reputation with consumers and relationships with our advertisers, co-brand partners, distribution partners, print partners and other business partners. The SEC and DOJ investigations, class action lawsuit and other issues in connection with the Restatement could have an adverse impact on our business relationships with our partners. Among other outcomes, these partners may seek out new partners or rely on their other partners more heavily, and reduce or potentially become unwilling to do business with us, causing our business, financial condition, results of operations and cash flows to suffer.

We have restated certain of our prior consolidated financial statements, which may lead to additional risks and uncertainties, including shareholder litigation, loss of investor confidence and negative impacts on our stock price.

As discussed in Note 2 to our consolidated financial statements included in Item 8 of this Form 10-K, we have restated our consolidated financial statements as of and for the years ended December 31, 2013, 2012 and 2011, for the quarterly periods within the years ended December 31, 2013, 2012 and 2011 and for the quarterly periods ended March 31, 2014 and June 30, 2014.

In connection with the Restatement, we incurred substantial unanticipated costs (primarily an accrual for a potential settlement with the SEC and for legal and accounting expenses) of approximately $23.6 million in 2014 and approximately $4.0 million through March 31, 2015. In addition, we have incurred and will continue to incur in 2015 additional costs related to the Restatement and related internal control remediation. We have been required to expend significant time and resources in connection with the Restatement, and the attention of our management team has been diverted by these efforts.

As a result of these events, we have become subject to a number of additional risks and uncertainties, including substantial unanticipated costs for accounting and legal fees in connection with or related to the Restatement and shareholder litigation. Likewise, such events might cause a diversion of significant management time and attention. In addition, the fact that we have completed a restatement may lead to a loss of investor confidence and have negative impacts on the trading price of our common stock.

We have identified a  material weakness in the operating effectiveness of our internal controls over financial reporting that has materially adversely affected our ability to timely and accurately report our results of operations and financial condition. This material weakness has not been fully remediated as of the filing date of this report and we do not know when this weakness will be fully remediated or how costly our efforts in furtherance thereof will be.

As a result of the circumstances which gave rise to the Restatement, we have concluded that, as of December 31, 2014, we had a  material weakness in the operating effectiveness of our internal control over financial reporting and that, as a result, our internal control over financial reporting  was not effective at such date. See Item 9A “Controls and Procedures.” A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We are in the process of implementing efforts to remediate the identified material weakness. Our efforts have been and will continue to be time consuming and expensive. We cannot give any assurance as to when we will complete our efforts to fully remediate the material weakness or the total costs we will incur in these efforts.

If we are unable to effectively implement our remediation plan and adequately manage our internal controls over financial reporting in the future, our ability to produce accurate and timely financial statements could be impaired and may lead investors and other users to lose confidence in our financial data specifically and in the Company generally.

If we are unable to effectively implement our remediation plan and adequately manage our internal controls over financial reporting in the future, we may be unable to produce accurate or timely financial information. As a result, we may be unable to meet our ongoing reporting obligations or comply with applicable legal requirements, which could lead to the imposition of sanctions or further investigation by regulatory authorities. Any such action or other negative results caused by our inability to meet our reporting requirements or comply with legal and regulatory requirements could lead investors and other users to lose confidence in our financial data and could adversely affect our business and the trading price of our common stock. Significant deficiencies or material weaknesses in our internal controls over financial reporting could also reduce our ability to obtain financing or could increase the cost of any financing we obtain.

If we are unable to timely deliver our financial information in the future, we may be in default under the Senior Notes Indenture and our existing revolving credit agreement, which default could result in the acceleration of the payment of principal and accrued interest thereunder and under the Notes.

The Senior Notes Indenture and our existing Credit Agreement as defined below each contain covenants that require us to deliver certain financial information within a specified time. On November 6, 2014, the Company announced it had obtained a waiver under the Credit Agreement with respect to compliance with its obligation to deliver the requisite financial information for the quarter ended September 30, 2014. On March 24, 2015, the Company announced it had obtained a waiver under the Credit Agreement with respect to compliance with its obligation to deliver the requisite financial information for the year ended December 31, 2014. On May 11, 2015, the Company announced it had obtained a waiver under the Credit Agreement with respect to compliance with its obligation to deliver the requisite financial information for the quarter ended March 31, 2015.

In addition, as previously reported in the Company’s Current Report on Form 8-K dated November 14, 2014, pursuant to the Second Supplemental Indenture, dated as of November 14, 2014 (the “Second Supplemental Indenture”), by and among the Company, certain subsidiaries of the Company party thereto as guarantors and Wilmington Trust, National Association, as trustee, the Company obtained an extension of the time permitted to deliver the requisite financial information for the quarter ended September 30, 2014 and, subject to payment by the Company of an additional consent fee (as described in the Second Supplemental Indenture), for the year ended December 31, 2014. Subsequently, as previously reported in the Company’s Current Report on Form 8-K dated May 15, 2015, pursuant to the Third Supplemental Indenture, dated as of May 11, 2015 (the “Third Supplemental Indenture”), by and among the Company, certain subsidiaries of the Company party thereto as guarantors and Wilmington Trust, National Association, as trustee, the Company obtained an extension of the time permitted to deliver the requisite financial information for the quarters ended September 30, 2014 and March 31, 2015 and for the year ended December 31, 2014.

In connection with the filing of the Company’s Annual Report on Form 10-K for year 2014 and the forthcoming filing of its Quarterly Report on Form 10-Q for the first quarter of 2015, the Company has delivered and intends to deliver the requisite financial information in respect of the quarter ended September 30, 2014, the year ended December 31, 2014 and the quarter ended March 31, 2015 within the time permitted by the terms of the Third Supplemental Indenture and as required under the Credit Agreement. If, however, we are unable to timely deliver the financial information required under the Senior Notes Indenture and Credit Agreement in the future, and are unable to obtain sufficient consents from the holders of the Notes and our lenders under the Credit Agreement to obtain additional waivers, we would be in default under the Senior Notes Indenture and the Credit Agreement, and the trustee or holders of the Notes, in respect of our obligations under Senior Notes Indenture and Notes, or the lenders under the Credit Agreement, in respect of our obligations thereunder, would have the right to accelerate payment of principal and accrued interest. Further, each of the Senior Notes Indenture and Credit Agreement contain customary cross-default provisions that could, if we are able to obtain sufficient consents from the holder of the Notes but not our lenders under the Credit Agreement, or vice versa, result in acceleration of the payment of principal and accrued interest under both the Senior Notes Indenture and Notes and Credit Agreement. If we are unable to pay such accelerated obligations under the Senior Notes Indenture and the Notes or the Credit Agreement, we could be forced into bankruptcy or liquidation.

Delayed filing of some of our periodic SEC reports has made us currently ineligible to use a registration statement on Form S-3 to register the offer and sale of securities, which could adversely affect our ability to raise future capital or complete acquisitions.

Because we were unable to file our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, our Annual Report on Form 10-K for the year ended December 31, 2014 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 with the SEC on a timely basis, we will not be eligible to register the offer and sale of our securities using a registration statement on Form S-3 until we have timely filed all periodic reports required under the Securities Exchange Act of 1934 for one year. It is possible that the final terms of any settlement with the SEC may further prolong our inability to register securities on Form S-3. Should we wish to register the offer and sale of our securities to the public prior to the time we are eligible to use Form S-3, our transaction costs would increase and the amount of time required to complete the transaction could increase, making it more difficult to execute any such transaction successfully and potentially harming our financial condition.

We have not been in compliance with the requirements of the New York Stock Exchange for continued listing and our common stock may be delisted from trading on the New York Stock Exchange if the New York Stock Exchange does not agree that we have adequately remedied our non-compliance, which could have a material effect on us and our shareholders.

We have been delinquent in the filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, our Annual Report on Form 10-K for the year ended December 31, 2014 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, as a result of which we have not been in compliance with the listing rules of the NYSE.

By filing our December 31, 2014 Form 10-K and our March 31, 2015 Form 10-Q, which we intend to file shortly, we currently believe that we will have adequately remedied our current non-compliance with NYSE’s listing rules. However, there can be no assurance that the NYSE will concur that we have remedied our current non-compliance, in which case our common stock could remain subject to delisting by NYSE. If our common stock were delisted, there would be no assurance whether or when it would again be listed for trading on NYSE or any other securities exchange. In addition, the market price of our shares might decline and become more volatile, and our shareholders might find that their ability to trade in our stock would be adversely affected. Furthermore, institutions whose charters do not allow them to hold securities in unlisted companies might sell our shares, which could have a further adverse effect on the price of our stock.

Risks Related to Our Business

Our success depends on revenue from online advertising and the sale of financial and senior care consumer inquiries.

We have historically derived, and we expect to continue to derive, the majority of our revenue through the monetization of consumer inquiries and the sale of advertising impressions on our online network, financial product consumer inquiries and senior care consumer inquiries. Any factors that limit the amount our customers are willing to and do spend on advertising with us, or to purchase consumer inquiries from us, could have a material and adverse effect on our business. These factors may include:

•	our ability to maintain a significant number of unique website visitors, mobile visitors and application users;
•

the willingness or interest of banks, lenders, brokers, credit card issuers, insurance carriers and agents, senior care providers and other advertisers in the business verticals in which we operate to advertise on our websites or mobile applications or purchase our leads, clicks, calls and referrals;

•

the rate of conversion of visitors to some of our websites or mobile applications into credit card applicants and the rate at which credit card applications from consumers that come through our websites or mobile applications are approved by our credit card issuer customers;

•

changes in law or regulation, or the enforcement of laws or regulations, including without limitation with respect to the advertising of personal financial services or senior care services, the provision of financial product consumer inquiries or senior care consumer inquiries, or privacy;

•	the rate of conversion of consumers’ visits to our websites or mobile applications into transaction fees and/or revenue from banks, mortgage brokers, or insurance agents or carriers;
•	our ability to maintain and increase our relationships with third-party insurance lead sources and maintain the quality of our lead product sourced from third parties;
•	the rate of conversion of consumers’ visits to our websites or mobile applications into senior care referrals and the rate at which those referrals result in move-ins with our senior care customers;
•	our ability to compete with alternative advertising sources;
•	our ability to maintain a significant number of sellable impressions generated from website visitors available to advertisers;
•	our ability to accurately assess the number and demographic characteristics of our visitors;
•	our ability to handle temporary high volume traffic spikes to our online network;
•	our ability to convince traditional media advertisers to advertise on our online network;
•	our ability to increase traffic to our online network; and
•	our ability to acquire and generate insurance consumer inquiries.

Most of our customer contracts are short-term and are subject to termination by the customer at any time and/or do not have any minimum purchase requirements. Customers who have longer-term contracts may fail to honor their existing contracts, fail to renew their contracts or reduce their purchase volume under those contracts. If a significant number of customers or a few large customers decide not to continue advertising with us or purchasing our consumer inquiries, or materially reduce such activities, we could experience an immediate and substantial decline in our revenues and operating results over a relatively short period of time.

In addition, a failure to continue to successfully execute on our strategy within our insurance channel, including without limitation our initiative to continue to improve and maintain the quality of our consumer inquiries, could adversely affect our revenue and operating results.

We face intense competitive pressures that may harm our operating results.

We face intense competition in all our businesses, and we expect competition to remain intense in the future. We compete with, among others, search engines utilizing keyword cost-per-click advertising or comparison advertising sites/networks; lead aggregators and websites committed to specific personal finance or senior care products; numerous websites in each of our vertical categories competing for traffic and for advertisers; financial institutions, including mortgage lenders, deposit institutions, credit card issuers and insurance providers, many of whom are also our customers; and traditional offline personal finance marketing channels, including direct mail, retail bank branch networks, television, radio, print advertising and call centers. Some of these competitors have significantly greater financial resources than we do and could use those resources to develop more directly competitive product offerings and editorial content and undertake advertising campaigns to promote those new offerings and content, which could result in diminished traffic to our online services and reduce our overall competitive and market position. In addition, new competitors may enter this market as there are few barriers to entry. For example, Google presents comparisons of credit cards and insurance products through its search engine, and in the past has presented and in the future may present comparisons of mortgage or deposit rates through its search engine, which may divert consumers away from our online services, including consumers who would otherwise find, be directed or be linked to our online services through the Google search engine. If one of those competitors was successful in such efforts, it could have a material and adverse effect on our business and operating results. Our online competitors may adopt certain aspects of our business model or replicate the appearance and features of our online services, which could reduce our ability to differentiate our services. Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than us. Many competitors have complementary products or services that drive traffic to their online services. In the future, competitors could introduce superior products and services or reduce prices below ours. Increased competition could result in lower consumer traffic, advertising rate reductions, reduced margins or loss of market share, any of which would adversely affect our business and operating results.

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

Our ability to maintain the number of visitors to our websites from Internet search websites and other websites is not entirely within our control. For example, Internet search websites frequently revise their algorithms in an attempt to optimize their search result listings or to implement their internal standards and strategies. Changes in the algorithms could cause our websites to receive less favorable placements, which could reduce the number of users who visit our websites. We have experienced and continue to experience fluctuations in the search result rankings for a number of our websites.

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

Other factors, such as search engine technical difficulties, search engine technical changes and technical or presentation changes we make to our websites, could also cause our websites to be listed less prominently in algorithmic search results. In addition, search engines retain broad discretion to remove from search results any company whose marketing practices are deemed to be inconsistent with the search engine’s guidelines. If our marketing practices do not comply with search engine guidelines, we may, without warning, not appear in search result listings at all. Any adverse effect on the placement of our websites in search engine results could reduce the number of users who visit our websites. In turn, any reduction in the number of visitors to our websites would negatively affect our ability to earn revenue. If visits to our websites decrease, our revenue may decline or we may need to resort to more costly sources to replace lost visitors, and such decreased revenue and/or increased expense could materially and adversely affect our business and profitability.

Our visitor traffic can be impacted by interest rate volatility.

We provide interest rate information for mortgages and other loans, credit cards and a variety of deposit accounts. Visitor traffic to our online platforms tends to increase with interest rate movements. Factors that have caused significant visitor fluctuations in the past have been Federal Reserve Board actions and general market conditions affecting home mortgage and deposit interest rates and access to credit. Additionally, the level of traffic to our websites can be dependent on interest rate levels as well as mortgage financing and refinancing activity. Accordingly, a slowdown in mortgage production or refinancing volumes could have a material and adverse effect on our business. Conversely, a sudden, significant change in interest rates could dramatically increase our page views such that we would be unable to sell sufficient advertisements to take full advantage of the spike in traffic.

We depend on third-parties for a significant portion of our insurance product consumer inquiries and traffic and to a lesser extent for our banking, credit card and senior care traffic and revenues, and any material decline in our relationships with these third parties, or increase in the price of consumer inquiries from these third parties, could have a material and adverse impact on our revenues or operating results.

A significant portion of our revenue from our insurance channel is attributable to consumer inquiries sourced from third-parties, including but not limited to website publishers, lead aggregators and email marketers. In many instances, these third parties can change the inventory they make available to us at any time and, therefore, impact our revenue. If these third parties decide not to make inventory available to us, are purchased by one of our competitors or another company that decide to no longer make inventory available to us, or decide to demand a higher price for their products, we may not be able to find replacement inventory from other sources that satisfy our requirements in a timely and cost-effective manner, which could have a material and adverse impact on our revenues or operating results.

In addition, our failure to mitigate risks associated with this traffic and consumer inquiries from third party sources within our insurance channel by developing larger direct and organic traffic could have a material and adverse impact on our revenues or operating results.

If we fail to keep pace with rapidly-changing technologies and industry standards, including without limitation the increasing shift by consumers to mobile devices from personal computers, we could lose consumers, customers or advertising inventory and our results of operations may suffer.

The business lines in which we currently operate and compete are characterized by rapidly-changing Internet media and marketing standards, changing technologies and platforms, frequent new product and service introductions, and changing consumer and customer demands and modes of accessing and providing information. The number of individuals who access the Internet through devices other than a personal computer, such as tablets and smartphones, has increased dramatically. The introduction of new technologies and services embodying new technologies and the emergence of new industry standards and practices could render our existing technologies and services obsolete and unmarketable or require unanticipated investments in technology. If consumers find our online services difficult to access through alternative devices or our competitors develop product offerings that are better adapted to or more easily accessible through alternative devices, we may fail to capture a sufficient share of an increasingly important portion of the market for online services and may fail to attract both advertisers and online traffic. Our future success will depend in part on our ability to adapt to these rapidly-changing digital media formats and platforms and other technologies, including without limitation new online and mobile technologies. We will need to enhance our existing technologies and services and develop and introduce new technologies and services to address our customers’ changing demands and consumer expectations and the ways consumers access online information. If we fail to adapt successfully to such developments or timely introduce new technologies and services, we could lose consumers and customers, our expenses could increase and we could lose advertising inventory, any of which could have a material and adverse impact on our revenues or results of operations.

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

Our websites, applications, widgets and other products have in the past, and may in the future, experience slower response times or interruptions as a result of increased traffic or for other reasons. These delays and interruptions may increase in the future if our servers and infrastructure are not able to accommodate potential significant traffic growth and spikes in demand. Delays and interruptions resulting from the failure to maintain service connections to our websites or applications could frustrate visitors and reduce future traffic on our online platforms, which could have a material adverse effect on our business or results of operations.

Our principal communications, networking and operations equipment is located in commercial co-location data centers in Atlanta, Georgia; Denver, Colorado; and Austin, Texas, as well as at other locations and through Amazon Web Services. Additional communications, networking and operations equipment is located at our office locations in Palm Beach Gardens, Florida and Denver, Colorado, as well as other locations. Multiple system or network failures or catastrophic loss of facility involving these locations, particularly data centers, could lead to interruptions or delays in service for our websites or applications, which could have a material adverse effect on our business or results of operations. Additionally, we are dependent on third-party providers and their ability to provide safe, effective and cost-efficient hardware and operating environments. Our operations are dependent upon our ability, and our third-party providers’ ability, to protect our systems against damage from fires, floods, tornadoes, hurricanes, earthquakes, power losses, telecommunications failures, physical or electronic break-ins, computer viruses, acts of terrorism, hacker attacks and other events beyond our control. If any of these events were to occur, it could have a material and adverse effect on our business or results of operations. Although we maintain insurance to cover a variety of risks, the scope and amount of our insurance coverage may not be sufficient to cover our losses resulting from system or security failures or other disruptions to our online operations.

Fraudulent Internet transactions, consumer identity theft, security breaches and privacy concerns could hurt our revenues and reputation.

If consumers experience identity theft, data security breaches or fraud after clicking through one of our websites or mobile applications to apply for credit cards on the websites of credit card issuers, mortgage or deposit products on the websites of brokers, lenders or banks, or insurance on the websites of insurance agents or carriers, or following the completion of a lead form, or as a result of the use of our Quizzle®, myBankrate®, WalletUp®, Wallaby® or other platforms or services, we may be exposed to significant liability, adverse publicity and damage to our reputation. Despite our implementation of security measures, our computer systems may be susceptible to electronic or physical computer break-ins, viruses and other disruptions and security breaches. In addition, we depend on vendors to store or process certain information, some of which may be private or include personally-identifiable information. If these vendors fail to maintain adequate information security systems, or in the event they experience a breach of their networks, and consumer information is compromised, our business, reputation or results of operations could be significantly harmed. In addition, third parties may attempt to fraudulently induce employees or consumers to disclose information in order to gain access to consumer data. Any perceived or actual unauthorized disclosure of personally-identifiable information of consumers using our services could significantly harm our reputation, impair our ability to attract consumers and attract and retain our advertisers, subject us to regulatory inquiry, investigation and claims, and subject us to private claims or litigation alleging damages suffered by consumers, any of which alone or together could have a material and adverse effect on our business, financial condition or operating results.

To the extent that credit card fraud or identity theft causes a general decline in consumer confidence in online financial transactions, our revenues could decline and our reputation could be damaged. If consumers are reluctant to use our services because of concerns over data privacy or credit card fraud, our ability to generate revenues would be impaired. Our revenues would also decline if changes in industry standards, regulations or laws deterred people from using online services to conduct transactions, such as applying for credit cards, or from seeking information or services that involve the transmission of confidential information. In addition, if technology upgrades or other expenditures are required to prevent security breaches of our network, boost general consumer confidence in sharing information or conducting financial transactions using online services, or prevent credit card fraud and identity theft, we may be required to expend significant capital and other resources. Further, advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments could result in a compromise or breach of the algorithms we use to protect consumers’ and customer companies’ confidential information, which could have a material and adverse effect on our business, financial condition or operating results.

Our business depends on a strong brand and content, thus we will not be able to attract visitors and advertisers if we do not maintain and develop our brands and content.

It is critical for us to maintain and develop our brands and content so as to effectively expand our visitor base and our revenues. Our success in promoting and enhancing our brands, as well as our ability to remain relevant and competitive, depends on our success in offering high quality content, features, product offers, services and functionality. In addition, we may take actions that have the unintended consequence of harming our brand. If our actions cause consumers to question the value of our marketplace, our business and reputation may suffer. If we fail to promote our brands successfully or if visitors to our websites, users of our applications, or advertisers do not perceive our content and services to be of high quality, we may not be able to continue growing our business and attracting visitors and advertisers, which will in turn negatively impact our operating results.

Our results of operations may fluctuate significantly.

Our results of operations are difficult to predict and may fluctuate significantly in the future as a result of factors, many of which are beyond our control. These factors include:

•	changes in fees paid by our customers or customer demand for our services;
•	traffic levels on our websites and mobile applications, which can fluctuate significantly;
•	changes in the demand for online products and services;
•	changes in fee or revenue-sharing arrangements with our distribution partners;
•	changes in application approval rates by our credit card issuer customers;
•	our ability to enter into or renew key distribution agreements;
•	the introduction of new advertising services by our competitors;
•	failure by advertisers or their agencies to pay amounts owed to us in a timely manner or at all;
•	failure by our credit card customers to timely report, or to report at all, approved credit card applications for consumers that come through our websites;
•	changes in access to third-party sourced consumer inquiries for insurance quotes;
•	failure by our senior care customers to timely report, or to report at all, completed move-ins of the consumers that come through our websites; changes in our capital or operating expenses;
•	changes in consumer confidence;
•	changes in interest rates;
•	general economic conditions;
•

changes in financial services, senior care-related, or privacy laws or regulations, or other laws or regulations, or changes in the enforcement by government regulators of such laws or regulations; and

•	insurance carrier loss ratios.

Our future revenue and results of operations are difficult to forecast due to these factors as well as other factors. As a result, period-to-period comparisons of our results of operations may not be meaningful, and you should not rely on past periods as indicators of future performance.

Restrictive covenants in the indenture governing our outstanding senior secured notes, our revolving credit agreement or other future indebtedness may limit our current and future operations, particularly our ability to respond to changes in our business or to pursue our business strategies.

The Senior Notes Indenture (as defined below) governing our 6.125% senior notes due 2018 (the “Senior Notes” or “Notes”) and our Credit Agreement contain, and any future indebtedness may contain, a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to take actions that we believe may be in our interest. The Senior Notes Indenture and the Credit Agreement limit, among other things, our ability to:

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

A breach of the covenants or restrictions under the Senior Notes, the Credit Agreement or any agreement governing our future indebtedness could result in a default under the applicable indebtedness. Such default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In the event our lenders and note holders accelerate the repayment of our borrowings, we cannot assure that we and our subsidiaries would have sufficient assets to repay such indebtedness.

The restrictions contained in the Senior Notes Indenture and the Credit Agreement could adversely affect our ability to:

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

These restrictions could materially and adversely affect our financial condition and results of operations and our ability to satisfy our obligations under the Senior Notes and the Credit Agreement.

Risks associated with our strategic acquisitions could adversely affect our business or results of operations.

We have acquired a number of companies and assets of companies in the past and may make additional acquisitions, asset purchases and strategic investments in the future. For example, in May 2014 and December 2014, we completed the acquisition of Caring, Inc. (owner of Caring.com) and Wallaby Financial Inc., respectively and in April 2015, we completed the acquisition of Quizzle, LLC (owner of Quizzle.com). We will continue to consider acquisitions, asset purchases and joint ventures as a means of enhancing stockholder value. Our success in integrating our acquired businesses will depend upon our ability to retain key personnel, avoid diversion of management’s attention from operational matters, integrate the technical operations and personnel of the acquired companies, and achieve the expected financial results, synergies and other benefits from our acquisitions.

In addition, future acquisitions could result in the incurrence of additional debt, costs and contingent liabilities. Integration of acquired operations may take longer, or be more costly or disruptive to our business, than originally anticipated.

It is also possible that expected synergies from our acquisitions may not materialize in full or at all. We may also incur costs and divert management attention through potential acquisitions that are never consummated. Future impairment losses on goodwill and intangible assets with an indefinite life recorded in connection with an acquisition, or restructuring charges, could also occur and negatively affect our results of operations.

Despite our due diligence investigation of each business that we acquire, there may be liabilities of the acquired companies that we fail to or are unable to discover during the due diligence investigation and for which we, as a successor owner, may be responsible and which could have a material and adverse effect on our business or results of operations. In connection with acquisitions, we generally seek to minimize the impact of these types of potential liabilities through the structure of the transaction or through indemnities and warranties from the seller, which may in some instances be supported by deferring payment of a portion of the purchase price. However, these indemnities and warranties, if obtained, may not fully cover the liabilities due to limitations in scope, amount or duration, financial limitations of the indemnitor or warrantor, or other reasons.

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

We believe that our continued growth and future success will depend in large part on the skills of our senior management team and other skilled employees. The loss of service of one or more of our executive officers or of other key personnel could reduce our ability to successfully implement our long-term business strategy, our business could suffer and the value of our common stock could be materially and adversely affected. Leadership changes will occur from time to time and we cannot predict whether significant resignations will occur or whether we will be able to recruit additional qualified personnel. We believe our senior management team possesses valuable knowledge about our business and that their knowledge and relationships would be very difficult to replicate. Our success and the quality of our editorial content also depend on the expertise of our editors and reporters and on their relationships with the media, financial experts and other sources of information. The loss of qualified personnel, or the inability to recruit and retain qualified personnel in the future, could have a material and adverse effect on our business, financial condition or operating results.

If our employees were to unionize, our operating costs would likely increase.

Our employees are not currently represented by a collective bargaining agreement. However, we have no assurance that our employees will not unionize in the future, which could increase our operating costs, force us to alter our operating methods, and have a material and adverse effect on our operating results.

We are from time to time involved in, or may in the future be subject to, claims, suits, government inquiries or investigations, and other proceedings that may have a material and adverse effect on our business, operating results or financial condition.

We are from time to time involved in, or may in the future be subject to, claims, suits, government inquiries or investigations, and proceedings arising from our business or the fact that we are a public company, including actions with respect to intellectual property claims, privacy, consumer protection, information security, securities laws and regulations, transactions in which we are involved, data protection or law enforcement matters, tax matters, labor and employment claims, commercial claims, as well as shareholder derivative actions, class action lawsuits, and other matters. We are also at risk where we have agreed to indemnify others for losses related to legal proceedings or from direct harm. Such claims, suits, inquiries, investigations, and proceedings are inherently uncertain and their results cannot be predicted with certainty. Defense costs and any resulting damage awards or settlement amounts may not be fully covered by our insurance policies. Regardless of the outcome, any such legal proceedings can have an adverse impact on us because of legal costs, diversion of attention of management and other personnel, and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in reputational harm, liability, penalties, or sanctions, as well as judgments, consent decrees, or orders preventing us from offering certain features, functionalities, products, or services, or requiring a change in our business practices, products or technologies, which could in the future materially and adversely affect our business, operating results or financial condition. In addition, accounting rules may require the Company to record a liability related to a particular matter prior to its resolution if the incurrence of a loss related to such matter becomes probable and reasonably estimable. See the description of the SEC, DOJ and CFPB investigations in Note 11 (Commitments and Contingencies) to our Financial Statements in this report, as well as the risk factors set forth under “Risks Related to the Restatement and Other Accounting Issues” in this Item 1A.

In addition to litigation in the ordinary course of business, we are currently involved in litigation in which it has been alleged that we have participated in anti-competitive conduct. See the description of the Banxcorp litigation in Note 11 (Commitments and Contingencies) to our Financial Statements in this report. Antitrust litigation is by its nature not in the ordinary course. Defending antitrust allegations, even if ultimately successful, can be costly and have a negative effect on our business. In addition, the relief sought by the plaintiffs in this case, if granted, could prevent Bankrate from continuing to pursue at least some aspects of its current business model, which could have a material adverse effect on our financial condition and results of operations.

Insurance coverage may not be available to cover all of our potential liability and available coverage may not be sufficient to cover all claims that we may incur.

Our ability to obtain liability insurance, its coverage levels, deductibles and premiums are all dependent on market factors, our loss history and insurers’ perception of our overall risk profile. We cannot ensure that our insurance will cover all claims or that insurance coverage will be available at economically acceptable rates. Significant uninsured liabilities could have a material and adverse effect on our business, financial condition and results of operations.

We are subject to operational risk.

We are subject to operational risk, which represents the risk of loss resulting from human error, inadequate or failed internal processes and systems, and external events. Operational risk also encompasses compliance and legal risk, which is the risk of loss from violations of, or noncompliance with, laws, rules, regulations, prescribed practices or ethical standards, as well as the risk of our noncompliance with contractual and other obligations. We are also exposed to operational risk through the aspects of our business that we outsource, and the effect that changes in circumstances or capabilities of our outsourcing vendors can have on our ability to continue to perform operational functions necessary to our business. Although we seek to mitigate operational risk through a system of internal controls, no system of controls, however well designed and maintained, is infallible. Control weaknesses or failures or other operational risks could result in charges, increased operational costs, harm to our reputation or foregone business opportunities, and also adversely impact our ability to produce accurate financial statements on a timely basis, any of which could have a material adverse effect on our business or results of operations.

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

Any future infringement or other claims or prosecutions related to our intellectual property could have a material and adverse effect on our business. Defending against any of these claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel or require us to introduce new content or trademarks, develop new technology or enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available on acceptable terms, if at all.

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

Much of the information on our online platforms that is provided by advertisers and collected from third parties relates to the rates, costs and features for various loan, depository, insurance, personal credit and investment products offered by financial institutions, mortgage companies, investment companies, insurance companies and others participating in the personal finance marketplace, and for providers of senior care facilities. We are exposed to the risk that some advertisers may provide us, or directly post on our websites or mobile applications, (i) inaccurate information about their product rates, costs and features, or (ii) rates, costs and features that are not available to all consumers. This could cause consumers to lose confidence in the information we provide, causing certain advertisers to become dissatisfied with our services, and result in lawsuits being filed or regulatory action against us which could material and adversely affect our business or results of operations. The scope and amount of our insurance may not adequately protect us against these types of lawsuits or actions.

Our success depends on establishing and maintaining distribution arrangements.

Our business strategy includes the distribution of our content through the establishment of co-branded web pages with high traffic business and personal finance sections of third party online services and websites. Providing access to these co-branded web pages is a significant part of the value we offer to our advertisers. We compete with other providers of services similar to ours to maintain our current relationships with these third party online operators and establish new relationships. In addition, as we expand our personal finance content or change our services, or as these third party online operators acquire or develop their own services, some of these third party online operators may perceive us as a competitor. As a result, they may be unwilling to promote distribution of our content or services. If our distribution arrangements do not attract a sufficient number of visitors to support our current advertising model, or if we do not establish and maintain distribution arrangements on favorable economic terms, our business could be adversely affected.

We do not have exclusive relationships or long-term contracts with the banks, mortgage lenders, credit card issuers, insurance companies and agencies, or senior care companies that are our customers, which may limit our ability to retain these customers as participants in our marketplace and maintain the attractiveness of our services to consumers.

We do not have exclusive relationship with the banks, mortgage lenders, credit card issuers, insurance companies and agencies, or senior care companies whose products are advertised on our online marketplace, and thus, consumers may obtain services or products from these companies without using our services. Many of our customers also offer their products directly to consumers through agents, mass marketing campaigns or other traditional methods of distribution. In many cases, our customers also offer their products and services online, either directly to consumers or through one or more of our online competitors, or both. An inability to retain these customers as participants in our marketplace could materially and adversely affect our business, revenues and results of operations.

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

We are required under accounting principles generally accepted in the United States of America to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include, among others, unanticipated competition, loss of key personnel, or a significant adverse change in the business environment. We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined. This could adversely impact our results of operations.

Unfavorable resolution of tax contingencies could adversely affect us.

Our tax returns and positions are subject to review and audit by federal, state, local and international taxing authorities. An unfavorable outcome to a tax audit could result in higher tax expense, and could adversely impact our financial condition, results of operations or cash flows.

We may expand to other international markets, in addition to our United Kingdom, Canada and China operations, in which we may have limited experience.

We have websites for consumers located in the United Kingdom, Canada and China. In the event that we expand into other international markets, we will have only limited experience in marketing and operating our products and services in those markets. Expansion into international markets requires significant management attention and financial resources, may require the attraction, retention and management of local offices or personnel, and requires us to tailor our services and information to the local market as well as to adapt to local cultures, languages, regulations and standards. Certain international markets may be slower than domestic markets in adopting the Internet as an advertising and commerce medium or in developing telecommunications or online infrastructure and so our operations in international markets may not develop at a rate that supports our level of investment. In addition, international consumers may not adopt the Internet for personal finance content at all or as frequently as U.S. consumers.

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

If we fail to detect click-through fraud or other invalid clicks, other fraud on advertisements or unscrupulous advertisers, we could lose the confidence of our other advertisers or our customers and all or part of their business, thereby causing our business to suffer.

We are exposed to the risk of fraudulent or other invalid clicks on our advertisements or actions with respect to our consumer inquiry sources. We may in the future have to refund revenue that our advertisers or customers have paid to us and that was later attributed to, or suspected to be caused by fraud or other invalid clicks. Fraudulent or other invalid clicks may result in us receiving advertising fees that are not the result of clicks generated by consumers. Click-through fraud occurs when a person or automated system clicks on an advertisement displayed on a website with the intent of generating the revenue share payment to the publisher rather than to view the underlying content. Action fraud occurs when on-line forms are completed with false or fictitious information in an effort to increase the compensable actions in respect of which the recipient of such information is to be compensated. We do not charge our advertisers or customers for fraudulent or certain other invalid clicks or actions when they are detected, and such fraudulent or invalid activities could negatively affect our profitability or harm our reputation. If fraudulent or other invalid clicks or actions are not detected, the affected advertisers or customers may experience a reduced return on their investment in our programs, which could lead the advertisers or customers to become dissatisfied with our campaigns, and in turn, lead to loss of advertisers or customers and the related revenue.

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

Laws and regulations that apply to online communications, commerce and advertising are continuously evolving and developing. In the United States and abroad, federal and state laws have been enacted regarding intellectual property ownership and infringement, trade secrets, the sending of unsolicited commercial email, user privacy, search engines, net neutrality, online tracking technologies, direct marketing, data security, children’s privacy, sweepstakes, promotions and acceptable content and quality of goods. This legislation could: hinder growth in the use of the Internet generally; decrease the acceptance of the Internet as a communications, commercial and advertising medium; reduce our revenue; increase our operating expenses; or expose us to significant liabilities. Additionally, taxation of online services or electronic commerce transactions may be imposed. Any regulation imposing fees for online services or electronic commerce transactions could result in a decline in the use of online services and the viability of Internet commerce, which could have a material and adverse effect on our business.

Laws and regulations may limit, restrict or place additional requirements on the way we operate our business or establish and maintain our online relationships, and may subject us to claims.

State, federal and foreign lending laws and regulations generally require accurate disclosure of the critical components of credit costs so that consumers can readily compare credit terms from various lenders. These laws and regulations also impose certain restrictions on the advertisement of these credit terms. Because we are an aggregator of rate and other information regarding many financial products, including mortgages, deposits and credit cards, we may be subject to some of these laws and regulations and we may be held liable under these laws and regulations for information provided through our online services. The insurance industry and senior care industry are also subject to numerous federal and state laws and regulations. Federal and state fraud and abuse laws could be applied to senior care referral sources where referral fees are funded using government funds.

We rely on telemarketing and email marketing conducted internally and through third parties to generate a significant number of consumer inquiries for our business. The telemarketing and email marketing services industries are subject to an increasing amount of regulation in the United States under both federal and state law. The U.S. Federal Trade Commission (“FTC”) and Federal Communications Commission (“FCC”) have issued regulations that place restrictions on telephone calls to residential and wireless telephone subscribers.

Most of the statutes and regulations in the United States allow a private right of action for the recovery of damages or provide for enforcement by the FTC, FCC, other federal agencies, state attorneys general or state agencies permitting the recovery of significant civil or criminal penalties, costs and attorneys’ fees in the event that regulations are violated. We believe that we comply with all such applicable laws and regulations, but ensure that we, or third parties that we rely on for telemarketing, email marketing and other lead generation activities, will be in compliance with all applicable laws and regulations at all times. We cannot ensure that the FTC, FCC, other federal agencies, state attorneys general, state agencies or private litigants will not attempt to hold us responsible for any unlawful acts conducted by our third party vendors or that we could successfully enforce or collect upon any indemnities provided to us by third parties, any of which could have a material and adverse effect on our business, results of operations or financial condition. In addition, changes in these regulations or the interpretation thereof that further restrict our business activities could result in a material reduction in the number of consumer inquiries for our business and could have a material and adverse effect on our business, results of operations and financial condition.

The FCC amended its regulations under the Telephone Consumer Protection Act (“TCPA”), effective in July 2012, which could increase our exposure to liability for certain types of telephonic communication with consumers. Under the TCPA, plaintiffs may seek injunctive relief and actual monetary loss or statutory damages of $500 per violation, whichever is greater, and courts may treble the damage award for willful or knowing violations. A determination that there have been violations of laws relating to our practices under the TCPA or other communications-based statutes could expose us to damage awards that could, individually or in the aggregate, have a material adverse effect on our business, results of operations and financial condition.

Certain states have enacted, or are considering enacting, legislation that places limitations and requirements on businesses that provide referrals for senior housing. Such legislation could make the provision of our senior care services more expensive and less profitable, or prohibit the operation of those services, which would have an adverse effect on our business and results of operations.

We believe that we have structured our business and our online services to comply with applicable laws and regulations as are currently in effect. Because of uncertainties as to the applicability of some of these laws and regulations to online services and, more specifically, to our type of business, and considering that our business has evolved and expanded in a relatively short period of time, and will continue to evolve and develop, we may not always have been, and may not always be, in compliance with all applicable federal, state and foreign laws and regulations. If we are found to be in violation of any applicable laws or regulations, we could be subject to administrative enforcement actions and fines, class action lawsuits, cease and desist orders, and civil and criminal liability. If these laws and regulations are changed, or if new laws or regulations are enacted, these events could prohibit or substantially alter the content we provide on our websites and the operation of our business. Moreover, such events could materially and adversely affect our business, results of operations and financial condition.

Deterioration in general economic conditions and difficult market conditions may adversely affect the financial services industry and harm our revenue opportunities, business and financial condition.

General downward economic trends, reduced availability of commercial credit and increasing unemployment negatively impact the credit performance of commercial and consumer credit. Concerns over the stability of the financial markets and the economy in the past have resulted, and may result in the future, in decreased lending by financial institutions to their customers and to each other. These macroeconomic conditions have affected and may in the future negatively affect our business and financial condition. Economic pressure on consumers and businesses and declining confidence in the financial markets would likely cause a decrease in the demand for advertising financial products and services. Additionally, advertising expenditures tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. Since we derive most of our revenues from advertising, deterioration in economic conditions could cause decreases in or delays in advertising spending and would be likely to reduce our revenue and could have a material and adverse effect on our business, financial condition or operating results.

Our substantial indebtedness could adversely affect our financial flexibility and prevent us from fulfilling our obligations under the Notes and Credit Agreement.

We have, and will continue to have, a significant amount of indebtedness. As of December 31, 2014, our total indebtedness was $297.6 million, net of unamortized discount comprised of the Notes in an aggregate principal amount of $300.0 million. As of December 31, 2014, we had no loans outstanding under the Credit Agreement. Our interest expense for the year ended December 31, 2014 was $20.8 million. Our substantial level of indebtedness increases the risk that we may be unable to generate cash sufficient to invest in our business at an appropriate level, thereby making it more difficult to pay amounts due in respect of our indebtedness. Our substantial indebtedness could have other important consequences to you and significant effects on our business. For example, it could:

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

In addition, the Senior Notes Indenture and the Credit Agreement each contain, and the agreements evidencing or governing other future indebtedness may contain, restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to sell assets or operations, seek additional capital or restructure or refinance our indebtedness, including the Notes. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet our scheduled debt service obligations. The Senior Notes Indenture and the Credit Agreement each restrict, and any of our other future debt agreements may restrict, our ability to dispose of assets and use the proceeds from any such dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

In addition, we conduct our operations through our subsidiaries, certain of which may not be guarantors of the Notes or guarantors of our other indebtedness. Accordingly, repayment of our indebtedness, including the Notes, is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors of the Notes, our obligations from time to time under the Credit Agreement or any future indebtedness, our subsidiaries do not have any obligation to pay amounts due on the Notes or under the Credit Agreement or to make funds available for such purposes. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness, including the Notes. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. Although the Senior Notes Indenture and the Credit Agreement

do, and other future debt agreements may, limit the ability of certain of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are, or in the case of future debt agreements may be, subject to certain qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness, including the Notes.

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

We may be able to incur additional indebtedness pursuant to the Senior Notes Indenture and the Credit Agreement in the future, including additional secured indebtedness. As of December 31, 2014, we were able to incur up to an additional $414.1 million of indebtedness, of which up to $100.0 million could be secured indebtedness, pursuant to the incurrence tests described in the Senior Notes Indenture and Credit Agreement. Although covenants under the Senior Notes Indenture and the Credit Agreement limit our ability and the ability of our present and future subsidiaries to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions could be substantial. The Senior Notes Indenture and the Credit Agreement also allow us to incur certain additional secured and unsecured debt and allow our foreign restricted subsidiaries and our future unrestricted subsidiaries to incur additional debt, which would be structurally senior to the Notes and amounts outstanding from time to time under the Revolving Credit Facility. In addition, the Senior Notes Indenture and the Credit Agreement do not prohibit us from incurring obligations that do not constitute indebtedness as defined therein. To the extent that we incur additional indebtedness or such other obligations, the risk associated with substantial additional indebtedness described above, including our possible inability to service our debt will increase.

Risks Related to Ownership of Shares of Our Securities

The Apax Holders (defined below) control a significant interest in us and its interests may conflict with or differ from stockholder interests.

To our knowledge, Ben Holding S.à r.l., which is beneficially owned by Apax US VII, L.P., Apax Europe VII-A, L.P., Apax Europe VII-B, L.P. and Apax Europe VII-1, L.P. (the “Apax Holders”), currently owns 36% of our common stock. As a result of its ownership, the Apax Holders have the power, and pursuant to the stockholders agreement, their majority-owned subsidiary Ben Holding S.à r.l. has the contractual right, to nominate a number of directors equal to 30% of the total number of directors. Accordingly, the Apax Holders have significant influence over any decision to approve or reject any transaction that requires the approval of our board of directors or our stockholders, including significant corporate transactions such as business combinations. In addition, following a reduction of the equity owned by the Apax Holders to below 30% of our outstanding common stock, the Apax Holders, through Ben Holding S.à r.l., will retain the right to designate a certain number of designees for our board of directors until the Apax Holders’ ownership percentage falls below 5%. The Apax holders’ ability to significantly influence or effectively control our decisions will continue even after selling a portion of their interests in us.

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

Item 1B. Unresolved Staff Comments

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2014 year and that remain unresolved.

Item 2. Properties

Our corporate headquarters is in New York, New York, where we lease approximately 19,000 square feet of office space under a lease expiring in September 2016.

Our Banking business has its principal facility in Palm Beach Gardens, Florida, where we lease approximately 26,000 square feet of office space under a lease expiring in January 2027.

Our Credit Cards business has its principal facility in Austin, Texas where we lease approximately 18,000 square feet of office space under a lease expiring in November 2018.

Our Insurance business has its principal facility in Denver, Colorado where we lease approximately 21,000 square feet of office space under a lease expiring in February 2017. We also have an additional large facility in Sacramento, California where we lease approximately 11,300 square feet of office space under a lease expiring in November 2018.

Our Senior Care business has its principle facility in San Mateo, California where we lease approximately 8,000 square feet of office space under a lease expiring in December 2016.

In addition to these principal facilities we lease approximately 35,000 square feet of office space at various properties in the United States, 3,200 square feet in China, and sublease a facility in Colchester, England. These leases expire at various times. We also have a remaining period on the former principal facility for our Banking business, in North Palm Beach, Florida, where we have a lease on 23,000 square feet of office space that expires in October 2016. We use these office properties for administration, sales, operations, and business development. We operate our online network and supporting systems on servers at secure third-party co-locations, including facilities in Atlanta, Georgia, Austin, Texas and Denver, Colorado. We believe we can relocate any of our facilities without significant cost or disruption.

 Item 3. Legal Proceedings

The information with respect to legal proceedings is incorporated by reference from Note 11 of our Consolidated Financial Statements included in this document.

Item 4. Mine Safety Disclosures

Not applicable

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been listed on the NYSE under the symbol “RATE” since June 17, 2011. Prior to that time, there was no public market for our stock. The following table sets forth for the indicated periods the high and low sales prices per share for our common stock on the NYSE.

Quarter Ended	Low	High
March 31, 2013	$ 9.90	$ 13.57
June 30, 2013	$ 11.56	$ 16.15
September 30, 2013	$ 14.11	$ 20.72
December 31, 2013	$ 16.20	$ 23.14
March 31, 2014	$ 15.68	$ 21.49
June 30, 2014	$ 14.44	$ 17.97
September 30, 2014	$ 10.66	$ 18.19
December 31, 2014	$ 9.39	$ 12.79

Holders of Record

As of December 31, 2014, there were approximately 183 stockholders of record of our common stock, and the closing price of our common stock was $12.43 per share as reported by the NYSE. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on an initial investment of $100 in our common stock between June 17, 2011 (the date of our Initial Public Offering) and December 31, 2014, with the comparative cumulative total return of such amount on the NYSE Market Index and the RDG Internet Composite Index, over the period of May 31, 2011 to December 31, 2014. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. Data for the NYSE Market Index and the RDG Internet Composite Index assume reinvestment of dividends. The graph assumes our closing sales price on June 17, 2011 of $15.34 per share as the initial value of our common stock.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

COMPARISON OF 42 MONTH CUMULATIVE TOTAL RETURN*

Among Bankrate, Inc., the NYSE Composite Index, and the RDG Internet Composite Index

$250
$200
$150
$100
$50
$0
6/17/11
6/30/11
9/30/11
12/31/11
3/31/12
6/30/12
9/30/12
12/31/12
3/31/13
6/30/13
9/30/13
12/31/13
3/31/14
6/30/14
9/30/14
12/31/14
Bankrate, Inc.
NYSE Composite
RDG Internet Composite

*$100 invested on 6/17/11 in stock or on 5/31/11 in index, including reinvestment of dividends.

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

Recent Sale of Unregistered Securities

None.

Company Purchase of Equity Securities

The following table sets forth the Company’s purchases of equity securities for the periods indicated:

				Approximate Dollar
			Total Number of Shares	Value of Shares
			Purchased as Part of	That May Yet Be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid Per Share	Plans or Programs	Plans or Programs(1)
October 1 through October 31, 2014	-	$-	-	$13,984,428
November 1 through November 30, 2014	-	$-	-	$13,984,428
December 1 through December 31, 2014	-	$-	-	$13,984,428

(1)

On February 12, 2013 the Company’s Board of Directors authorized a $70 million share repurchase program which allows the Company to repurchase shares of its common stock in open market or private transactions. The program expired on December 31, 2014.

Equity Compensation Plan Information

The following table sets forth certain information relating to the shares of common stock that may be issued under our stock-based incentive plans at December 31, 2014:

	Number of securities
	to be issued upon	Weighted average	Number of securities
	exercise of outstanding	exercise price of	remaining available for
	options, warrants	outstanding options,	future issuance under
Plan Category	and rights	warrants and rights	equity compensation plans
Equity compensation plans approved by securities holders	2,825,709	$16.04	3,962,250
Total	2,825,709	$16.04	3,962,250

For information on the features of the Company’s equity compensation plan, see Management’s Discussion and Analysis of Financial Condition and Results of Operations; Critical Accounting Policies; Stock-Based Compensation and Note 9 in Notes to Consolidated Financial Statements in Item 8.

Item 6. Selected Financial Data

The following table presents our selected historical consolidated financial data. The consolidated statements of operations data for the years ended December 31, 2014, 2013, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2014, 2013, 2012 and 2011 are derived from our audited consolidated financial statements appearing in Item 8 of this Annual Report on Form 10-K.  The consolidated statements of operations data for the year ended December 31, 2010, and the consolidated balance sheet data as of December 31, 2010, are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. The consolidated statements of operations data for the quarters ended March 31, June 30, and September 30, 2014 and the consolidated balance sheet data as of March 31, June 30 and September 30, 2014 are derived from our unaudited condensed consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

The information set forth below should be read in conjunction with our consolidated financial statements and the related notes thereto, included elsewhere in this Annual Report, and the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Quarter ended			Year ended December 31,
(In thousands, except share and per share data)	March 31,	June 30,	September 30,	2014 (3)	2013	2012	2011 (2)	2010 (1)
	2014	2014	2014
	(restated)	(restated)			(restated)	(restated)	(restated)
Statement of Operations Data:
Revenue	$136,275	$130,367	$141,650	$544,943	$456,936	$455,969	$424,325	$220,502
Costs and expenses:
Cost of revenue (excludes depreciation and amortization)	78,508	78,174	85,528	322,080	264,032	273,030	232,175	108,349
Sales and marketing	6,087	6,347	6,228	24,332	24,917	24,097	21,666	13,097
Product development and technology	6,875	6,979	7,399	29,001	22,374	18,193	17,108	9,036
General and administrative (4)	12,542	11,724	28,992	67,717	43,625	31,878	26,308	17,469
Legal settlements (5)	1	9,190	(7,732)	1,403	-	874	-	1,646
Acquisition, offering and related expenses	2,403	159	248	3,590	81	601	41,343	17,014
Restructuring charges	-	-	-	-	-	267	372	3,199
Change in fair value of contingent acquisition consideration	1,407	743	682	3,633	17,380	(2,347)	21	-
Depreciation and amortization	13,856	14,590	14,964	58,628	56,176	50,834	43,039	35,174
Total costs and expenses	121,679	127,906	136,309	510,384	428,585	397,427	382,032	204,984
Income from operations	14,596	2,461	5,341	34,559	28,351	58,542	42,293	15,518
Interest and other expenses, net	5,190	5,162	5,231	20,831	24,979	25,533	31,806	38,776
Loss on early extinguishment of debt	-	-	-	-	17,175	-	16,627	-
Income (loss) before taxes	9,406	(2,701)	110	13,728	(13,803)	33,009	(6,140)	(23,258)
Income tax expense (benefit) (4)	4,874	(874)	6,927	7,635	(3,850)	4,863	5,590	(2,121)
Net income (loss) from continuing operations	4,532	(1,827)	(6,817)	6,093	(9,953)	28,146	(11,730)	(21,137)
Net loss from discontinued operations, net of income taxes	(446)	(366)	(207)	(921)	(1,243)	(1,101)	(1,169)	(848)
Net income (loss)	$4,086	$(2,193)	$(7,024)	$5,172	$(11,196)	$27,045	$(12,899)	$(21,985)
Other Financial Data:
Basic and diluted net income (loss) per share:
Basic - continuing operations	$0.04	$(0.02)	$(0.07)	$0.06	$(0.10)	$0.28	$(0.12)	$(0.30)
Diluted - continuing operations	0.04	(0.02)	(0.07)	0.06	(0.10)	0.28	(0.12)	(0.30)
Weighted average common shares outstanding:
Basic	100,876,470	101,894,188	100,607,876	100,399,458	100,108,316	99,985,782	94,160,687	71,494,223
Diluted	103,081,843	101,894,188	100,607,876	102,417,273	100,108,316	100,831,459	94,160,687	71,494,223

Adjusted EBITDA (6)	$36,863	$32,382	$36,419	$143,022	$122,207	$119,141	$132,577	$72,551

Cash Flow Data (continuing operations):
Net cash provided by (used in) operating activities	$(2,554)	$947	$19,373	$42,251	$101,485	$70,006	$47,228	$31,737
Net cash used in investing activities	(1,852)	(58,430)	(69,541)	(82,379)	(32,214)	(39,001)	(94,878)	(360,116)
Net cash (used in) provided by financing activities	18,025	3,214	(47,705)	(47,736)	77,196	(3,343)	(11,797)	366,165
Balance Sheet Data:
Cash and cash equivalents	$243,297	$175,381	$131,732	$141,725	$229,674	$83,262	$55,588	$115,273
Working capital	270,374	231,208	181,238	176,213	234,239	113,311	75,914	60,287
Intangible assets, net	335,011	351,814	348,459	338,988	347,175	376,780	375,968	361,528
Goodwill	611,233	637,267	637,303	641,367	611,233	601,431	594,185	563,329
Total assets	1,312,625	1,321,271	1,286,989	1,263,429	1,298,895	1,161,457	1,118,802	1,117,046
Total stockholders' equity	865,968	861,858	808,119	823,286	835,573	825,950	788,512	625,562

	Quarter ended			Year ended December 31,
(In thousands)	March 31,	June 30,	September 30,	2014 (3)	2013	2012	2011 (2)	2010 (1)
	2014	2014	2014
	(restated)	(restated)			(restated)	(restated)	(restated)
Net income (loss) from continuing operations	$4,532	$(1,827)	$(6,817)	$6,093	$(9,953)	$28,146	$(11,730)	$(21,137)
Interest and other expenses	5,190	5,162	5,231	20,831	24,979	25,533	31,806	38,776
Income tax expense (benefit) (4)	4,874	(874)	6,927	7,635	(3,850)	4,863	5,590	(2,121)
Depreciation and amortization	13,856	14,590	14,964	58,628	56,176	50,834	43,039	35,174
Earnings before interest, taxes, depreciation and amortization (EBITDA)	28,452	17,051	20,305	93,187	67,352	109,376	68,705	50,692
Change in fair value of contingent acquisition consideration	1,407	743	682	3,633	17,380	(2,347)	21	-
Loss on extinguishment of debt	-	-	-	-	17,175	-	16,627	-
Acquisition, offering and related expenses	2,403	159	248	3,590	81	601	41,343	17,014
Stock-based compensation (7)	3,923	4,415	4,404	17,067	12,148	9,121	5,509	-
Restatement charges (8)	677	603	18,320	23,586	1,269	1,249	-	-
Impact of purchase accounting	-	221	192	556	-	-	-	-
Other non-recurring charges (credits) (9)	1	9,190	(7,732)	1,403	6,802	1,141	372	4,845
Adjusted EBITDA (6)	$36,863	$32,382	$36,419	$143,022	$122,207	$119,141	$132,577	$72,551

(1)Certain adjustments have been made to the consolidated statement of operations and consolidated balance sheet data for 2010, based on the results of the Internal Review, that are considered immaterial in the aggregate. Includes the acquired stock of NetQuote Holdings, Inc. (owner of NetQuote) and CreditCards.com, Inc. (owner of CreditCards.com), and other acquired assets and liabilities of other entities from respective dates of the acquisition.

(2)Includes the acquired assets and liabilities of Trouve Media, Inc. and InsWeb Corporation from respective dates of acquisition.

(3)Includes the acquired assets, liabilities and results of operations of Caring, Inc. and Wallaby Financial Inc. from respective dates of acquisition.

(4)Income tax expense is higher than that which would be expected by applying the statutory rates to income before tax in the quarter ended September 30, 2014 because of the assumed non-deductibility of the $15.0 million penalty included in general and administrative expenses accrued for the proposed settlement with the SEC. For the year end December 31, 2011, income tax expense is higher than that which would be expected by applying the statutory rates to income before tax because of the non-deductibility of certain transaction fees paid to related parties.

(5)Includes an accrual of $8 million in the quarter ended June 30, 2014 for certain legal expenses that management believed would not be subject to insurance coverage under existing policies. Such accrual was reversed in the quarter ended September 30, 2014, when new information became available that led management to conclude that insurance coverage would be available under those policies.

(6)Adjusted EBITDA represents income from continuing operations before depreciation and amortization, interest, income taxes, changes in fair value of contingent acquisition consideration, stock-based compensation and non-recurring items such as loss on extinguishment of debt, legal settlements, acquisition, offering and related expenses, restructuring charges, CEO transition costs and costs related to unusual regulatory actions, the Internal Review, the Restatement, and related litigation. Adjusted EBITDA is a supplemental measure of our performance and is not a measurement of our performance under GAAP and should not be considered as an alternative to net income or other performance measures derived in accordance with GAAP, or as an alternative to cash flow from operating activities as a measure of our liquidity. Management believes that the presentation of Adjusted EBITDA provides useful information to investors regarding the results of our operations because it assists in analyzing and benchmarking the performance and value of our business. Our determination of Adjusted EBITDA may not be comparable to similarly titled measures used by other companies. The table above reconciles the Company’s income (loss) from continuing operations to Adjusted EBITDA.

(7)Excludes $5.8 million related to CEO transition in 2013, which is included in Other non-recurring charges.

(8)  Restatement charges include costs related to unusual regulatory actions, the Internal Review, the Restatement and related litigation.

(9)Other non-recurring charges includes net legal expenses (settlements) of approximately $1,000, $9.2 million and ($7.7 million) for the quarters ending March 31, 2014, June 30, 2014 and September 30, 2014, respectively, and $1.4 million, $0.9 million and $1.6 million for the years ending December 31, 2014, 2012 and 2010, respectively. CEO transition costs of $6.8 million (of which $5.8 million is stock-based compensation) for the year ended December 31, 2013, as well as restructuring charges of $267,000, $372,000 and $3.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Restatement of Adjusted EBITDA

The Company has restated its audited consolidated financial statements for the years ending December 31, 2013, December 31, 2012 and December 31, 2011, its unaudited consolidated financial statements for the quarters ended March 31, 2014 and June 30, 2014 and the related disclosures. The restated Adjusted EBITDA calculations for the three-month periods ended March 31 and June 30, 2014, and the years ended December 31, 2013, 2012 and 2011 are presented above. See Note 2 of the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for discussion regarding the impact on net income of the Restatement adjustments. Of the items discussed in Note 2, the largest impact on Adjusted EBITDA was a $1.5 million reduction due to certain accruals for earnouts paid in relation to acquisitions made in 2010 and 2011 which we determined should have been recorded as compensation expense.

In addition to the adjustments described in Note 2, certain adjustments impacted Adjusted EBITDA but did not impact net income. The two largest such items were: (i) beginning in the second quarter of 2012, Bankrate accounted for $5.0 million of the cost of a three year contract as an intangible asset related to the exclusivity of the arrangement. The recognition of the cost of the intangible asset was recorded as amortization expense that reduced net income, but was added back in determining Adjusted EBITDA. We determined that the payment should be recorded as a prepaid expense with a life equal to the term over which Bankrate derives economic value, and the related periodic expense of $4.1 million during the Restatement Period should be recorded as a cost of revenue and not added back to Adjusted EBITDA, and (ii) The Company incurred $3.0 million in professional fees, primarily in connection with the IRS audit of the tax deductibility of advisory fees paid to Apax Partners in connection with the take private transaction in 2009. We determined that such fees should have been recorded as operating expenses rather than acquisition, offering and related expenses and not added back to Adjusted EBITDA.

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

Introduction

Restatement

As previously disclosed, the SEC is conducting a non-public formal investigation of Bankrate’s financial reporting, with the principal focus on the quarters ending March 31, 2012 and June 30, 2012. In connection with the ongoing SEC investigation, on September 14, 2014, Bankrate’s Audit Committee, which is comprised entirely of independent outside directors, concluded that the Company’s previously issued financial statements for each of years 2011, 2012 and 2013 should no longer be relied upon pending the conclusion of a full internal review of these matters. The Audit Committee retained independent counsel who retained independent forensic accountants, who were assisted in their review by the Company’s current Chief Financial Officer.

During the course of its review, Bankrate’s Audit Committee concluded that the accounting for certain historical business activities was not consistent with GAAP and also resulted in the Company’s non-GAAP metric of Adjusted EBITDA being misstated. The Audit Committee and management agreed that all of these incorrect entries should be, and have been, corrected in the accompanying financial statements.

For more information about the Restatement, please see the Explanatory Note to this report and Notes 2 and 15, “Restatement of Consolidated Financial Statements” and “Quarterly Financial Data (unaudited)”, respectively, in the notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. The following discussion and analysis of the Company’s financial condition and results of operations incorporate the restated amounts.

Our Company

We are a leading publisher, aggregator and distributor of personal finance content on the Internet. We provide consumers with proprietary, fully researched, comprehensive, independent and objective personal finance editorial content across multiple vertical categories including mortgages, deposits, insurance, credit cards, senior care and other personal finance categories.

Our sources of revenue include display advertising, performance-based advertising, lead generation, distribution arrangements and traditional media avenues, such as syndication of editorial content and subscriptions.

Primarily through our Bankrate.com brand we provide consumer inquiries to advertisers that are listed in our mortgage and deposit rate tables and that hyperlink their listings or provide a phone number. Under this arrangement, advertisers pay Bankrate a specific, pre-determined amount each time a consumer clicks on that advertiser's hyperlink or calls the phone number. All clicks and calls are screened for fraudulent characteristics in accordance with Interactive Advertising Bureau advertising standards by an independent third party vendor and then charged to the customer’s account.

Primarily through our CreditCards.com brand, other owned and operated sites, and through our affiliate networks, we provide consumer inquiries to credit card issuers and principally record sales after the credit card issuers approve the consumer’s credit application.

Through our insuranceQuotes.com brand, we sell inquiries in the form of leads, clicks and calls to insurance agents and insurance carriers. We generate revenue on a per inquiry basis based on the actual number of inquiries provided.

We provide a variety of digital display advertising formats. Our most common digital display advertisement sizes are leader boards and banners, which are prominently displayed at the top, bottom or side rails of a page. We charge for these advertisements based on the number of times the advertisement is displayed or based on a fixed amount for a campaign. Advertising rates may vary depending upon the product areas targeted, geo-targeting, the quantity of advertisements purchased by an advertiser, and the length of time an advertiser runs an advertisement on our online network. We sell to advertisers targeting a specific audience in a city or state and also to national advertisers targeting the entire country.

We also derive revenue through the sale of print advertisements and the distribution (or syndication) of our editorial content.

During 2014, subsequent to a change of our chief executive officer, we reevaluated and re-aligned the management reporting structure and how the chief operating decision maker manages, assesses performance and allocates resources for the business. As of the third quarter 2014, we operated the following business segments:

•

Banking – we offer information on rates for various types of mortgages, home lending and refinancing options, specific to geographic location and covering all 50 states; rate information on various deposit products such as money markets, savings and certificates of deposits; and information on retirement, taxes and debt management. This segment also provides original articles on topics related to the housing market and loan refinancing; provides online analytic tools to calculate investment values; and provides content on topics such as 401(k)s, Social Security, tax deductions and exemptions, auto loans, debt consolidation and credit risk.

•

Credit Cards – we present visitors with a comprehensive selection of consumer and business credit and prepaid cards, providing detailed information and comparison capabilities, and host news and advice on personal finance, credit card and bank policies, as well as tools and calculators to estimate credit scores and card benefits.

•

Insurance – in conjunction with local agents and insurance carriers, we facilitate a consumer’s ability to receive multiple competitive insurance quotes, and provide advice and detailed descriptions of insurance terms, and articles on topical subjects.

•

Other – includes the results of operations of Caring.com and aggregated smaller, dissimilar operating units, the results of our investments, unallocated corporate overhead and the elimination of transactions between segments.

Developments

We continue to grow the Company partially through acquisitions. In particular, during 2014 we acquired Caring, which complements our financial services offerings with editorial content on senior care and professionally trained senior living advisors and provides us access to the fast growing senior care market.

Acquisitions During 2014

During the year ended December 31, 2014, we acquired certain assets and liabilities of certain entities for an aggregate purchase price of $73.6 million. These certain entities are individually and in the aggregate immaterial to our consolidated net assets and results of operations; however certain information has been included in Note 13 regarding the acquisition of Caring, Inc. All acquisitions were accounted for as purchases and are included in our consolidated results from their acquisition dates. We recorded approximately  $29.1 million in goodwill and $43.4 million in intangible assets related to these acquisitions, consisting of $24.8 million of trademarks and URLs, $9.9 million of affiliate relationships and $8.6 million of developed technology. We have not yet finalized the purchase accounting of one acquisition as we continue to analyze certain documents and amounts. Our results of operations during the year ended December 31, 2014, as compared to the year ended December 31, 2013, are impacted by the results of these acquisitions. During the year ended December 31, 2013, these businesses had pre-acquisition revenue of approximately $6.9 million, which in a comparison of results year-over-year, would be deemed to be incremental in 2014.

Acquisitions During 2013

During the year ended December 31, 2013, we acquired certain assets and liabilities of certain entities for an aggregate purchase price of $31.5 million, including $11.6 million in fair value of contingent acquisition consideration. These certain entities were individually and in the aggregate immaterial to our consolidated net assets and results of operations. All acquisitions were accounted for as purchases and are included in our consolidated results from their acquisition dates. We recorded $9.8 million in goodwill and $20.3 million in intangible assets related to these acquisitions consisting of $11.7 million of trademarks and URLs, $1.9 million of affiliate relationships and $6.7 million of developed technology.

Acquisitions During 2012

During the year ended December 31, 2012, we acquired certain assets and liabilities of certain entities for an aggregate purchase price of $52.7 million, including $20.8 million in potential earnout consideration. These certain entities were individually and in the aggregate immaterial to our consolidated net assets and results of operations. All acquisitions were accounted for as purchases and are included in our consolidated results from their acquisition dates. We recorded $6.7 million in goodwill and $45.7 million in intangible assets related to these acquisitions consisting of $33.7 million of trademarks and URLs, $8.0 million of affiliate network, $4.0 million of customer relationships and $0.3 million of developed technology.

Certain Trends Influencing Our Business

Our business benefits from the secular shift toward consumer use of the Internet to research and shop for personal finance products coupled with increased consumer interest in comparison shopping for such products, and the related shift in advertiser demand from offline to online and toward the targeting of in-market consumers. Our ability to benefit from these trends depends on the strength of our position in the personal finance services markets driven by our brands, proprietary and aggregated content, breadth and depth of personal finance products, distribution, position in search results and monetization capabilities. The key drivers of our business include the number of in-market consumers visiting our online network, including the number of page views they generate, the availability of financial products and the demand of our online network advertisers, each of which are correlated to general macroeconomic conditions in the United States. We believe that increases in housing activity and general consumer financial activity and fluctuations in interest rates positively impact these drivers while decreases in these areas, or a deterioration in macroeconomic conditions, could have a negative impact on these drivers.

Key Initiatives

We are focused on the following key initiatives to drive our business:

•	increasing visitor traffic to our online network;
•	traffic optimization and monetization for both desktop and mobile;
•	developing tools and content that result in repeat visits and ongoing engagement by the consumers on our site;
•	optimizing the revenue of our cost-per-thousand-impressions, cost-per-click, cost-per-call and cost-per-approval models on our online network;
•	revenue optimization associated with updated site designs and functionality;
•	enhancing search engine marketing and keyword buying to cost effectively drive targeted impressions into our online network;
•	expanding our co-brand and affiliate footprint;
•	broadening the breadth and depth of the personal finance content and products that we offer on our online network;
•	increasing the percentage of visitor traffic from owned and operated sites;
•	further developing our mobile applications and optimizing the consumer experience across all modes of accessing our online network;
•	containing our costs and expenses; and
•	continuing to integrate our acquisitions to maximize synergies and efficiencies.

Revenue

We generate revenue in each of our verticals by connecting consumers with our advertisers. The amount of advertising we sell is a function of the traffic to our owned and operated properties as well as to our partners’ websites and mobile applications and our ability to effectively to match these consumers with relevant advertisers.

Banking Revenue

In our banking segment we primarily generate revenue through consumer inquiries upon delivery of qualified and reported click-throughs to our advertisers from hyperlinks in tables listing rates for deposits, mortgages or other loan products, or qualified phone calls. Consumers are presented these rate table listings on our owned and operated websites and mobile applications as well as on partner websites and mobile applications. These advertisers pay us a designated transaction fee for each click-through or phone call, which occurs when a user clicks on any of their advertisement listings or makes a phone call to the advertiser. Each phone call or click-through on an advertisement listing represents a completed transaction once it passes our validation filtering process. We also sell display advertisements on our online network consisting primarily of leaderboards, banners, badges, islands, posters, and skyscraper advertisements on a cost-per-impression basis. We typically charge for these advertisements based on the number of times the advertisement is displayed.

We also earn print publishing and licensing revenue from the sale of advertising in our Mortgage Guide (formerly called the Consumer Mortgage Guide) and CD & Deposit Guide, rate tables, newsletter subscriptions, and licensing of research information. We also earn fees from distributing editorial rate tables that are published in newspapers and magazines across the United States. In addition, we license research data under agreements that permit the use of rate information we develop to advertise the licensee's products in print, radio, television, and website promotions.

Credit Card Revenue

In the credit card segment we generate revenue through consumer inquiries by delivery of qualified and reported click-throughs from hyperlinks in credit card listings and qualified phone calls to our advertisers’ application forms. Consumers are presented these credit card offers on our owned and operated websites and mobile applications as well as on affiliate websites and mobile applications. Our advertisers pay us a designated transaction fee for either approved applications or completed applications resulting from those click-throughs or phone calls, which occur after a user clicks on any of their advertisement listings or makes a phone call to the advertiser and then completes an application and in most instances passes the advertiser’s internal approval processes.

Insurance Revenue

In our insurance segment we generate revenue through consumer inquiries by connecting consumers that visit our owned and operated properties or our partners’ websites and mobile applications, to our insurance partners’ agents and carriers, either in the form of a click, a call or a lead. Each time a consumer fills out a form, we try to match the consumer to agents and carrier partners who will strive to provide the consumer with a quote and sell them a bound insurance policy. We get paid each time we submit a valid consumer inquiry to those agents and carriers. In addition, we present hyperlinks to insurance carriers and agency websites to consumers on our owned and operated websites and our partners’ websites and mobile applications and get paid each time a consumer clicks through to a carrier or agency, based on the ultimate customer acquisition cost of our advertiser. We also connect customers that call our call center or that we call on behalf of agents and carriers to our advertisers’ call centers and get paid for connected calls of a specified minimum duration.

From time to time we acquire completed consumer data forms from affiliates and distribute them to our agent and carrier advertisers and get paid per valid submitted form.

Senior Care Revenue

Senior Care revenue is included in the Other segment. We mainly generate revenue through move-ins to facilities that result from qualified consumer inquiries that are generated on our sites and are qualified in our call centers. In addition, we generate some revenue on a subscription basis, whereby senior care facilities pay us for inclusion in our listing regardless of move-ins to the facility.

Cost of Revenue (excludes depreciation and amortization)

Cost of revenue represents expenses directly associated with the creation of revenue and costs of fulfilling services. These costs include contractual revenue sharing obligations resulting from our distribution arrangements ("distribution payments"), cost of traffic acquisition (primarily search engine marketing expense),  display advertising expense and direct response television advertising expense, salaries, editorial costs, market analysis and research costs, credit card processing fees, and allocated overhead. Distribution payments are made to website operators for visitors directed to our online network as well as to affiliates for insurance leads which we monetize through our distribution network as well as credit card offer clicks that are generated on our affiliated websites and monetized through our issuer network. These costs generally increase proportionately with revenue from our online network and distribution platforms. Editorial costs relate to writers and editors who create original content for our online publications and associates who build web pages. These costs have increased as we have added online publications and co-branded versions of our websites under distribution arrangements. Research costs include expenses related to gathering data on banking and credit products and consist primarily of compensation and benefits along with allocated overhead.

We are also involved in revenue sharing arrangements with our online partners where the consumer uses co-branded websites to which we provide web services. Revenue is effectively allocated to each partner based on the revenue earned from each website. The allocated revenue is shared according to distribution agreements.

Operating Expenses

Sales and Marketing

Sales and marketing costs represent direct selling expenses, principally for online advertising, expenses associated with expanding brand awareness of our products and services to consumers and include print and Internet advertising, marketing and promotion costs including email marketing and telephone marketing, and include compensation and benefits, sales commissions, allocated overhead, and stock-based compensation expense.

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

Acquisition, Divestiture and Related Expenses

Acquisition, divestiture and related expenses represent direct expenses related to our acquisitions and divestitures and fees associated with our various offerings (e.g., the Senior Secured Notes exchange offer, the March 2014 Secondary Offering).

Depreciation and Amortization

Depreciation and amortization expense includes the cost of capital asset acquisitions spread over their expected useful lives on a straight-line basis. Leasehold improvements are depreciated over the underlying lease term, not to exceed twenty years. The depreciation periods are as follows:

Estimated Useful Life
Furniture and fixtures	5-7 years
Computers and hardware	3-5 years
Equipment	3 years
Leasehold improvements	≤ 20 years

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

Interest and Other Expenses, Net

Interest and other expenses, net primarily consists of expenses associated with our long-term debt, amortization of debt issuance costs, interest on acquisition-related payments, interest income earned on cash and cash equivalents and other income.

Income Tax (Benefit) Expense

Income tax (benefit) expense consists of federal and state income taxes in the United States and taxes in certain foreign jurisdictions.

Critical Accounting Policies

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenue and expenses during the period. We base our judgments, estimates and assumptions on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. We evaluate our judgments, estimates and assumptions on a regular basis and make changes accordingly. We believe that the judgments, estimates and assumptions involved in the accounting for revenue recognition, income taxes, the allowance for doubtful accounts receivable, stock-based compensation, useful lives of intangible assets and intangible asset impairment, goodwill impairment, acquisition accounting including the fair value of contingent acquisition consideration, and contingencies have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Below we discuss the critical accounting estimates associated with these policies. For further information on our critical accounting policies, see Note 3 to our consolidated financial statements included in this Annual Report.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to make required payments. We look at historical write-offs and sales growth when determining the adequacy of the allowance. This estimate is inherently subjective because our estimates may be revised as more information becomes available. Should the financial condition of our customers deteriorate, resulting in an impairment of their ability to make payments, or if the level of accounts receivable increases, the need for possible additional allowances may be necessary. Any additions to the allowance for doubtful accounts are recorded as bad debt expense and included in general and administrative expenses. During the years ended December 31, 2014, 2013 and 2012 we charged approximately $494,000, $499,000 and  $661,000, respectively, to bad debt expense. During the years ended December 31, 2014, 2013 and 2012 we wrote off (net of recoveries) approximately $387,000, $642,000 and $1.7 million, respectively.

Goodwill Impairment

In accordance with Accounting Standards Codification (“ASC”) 350, Intangibles-Goodwill and Other, we first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (a likelihood of more than 50%) that the fair value of our reporting unit is less than its carrying amount. We perform this assessment annually in the fourth quarter, or more frequently, if facts and circumstances warrant a review, at the reporting unit level. If after assessing the qualitative factors, we determine that it is not more likely than not that the fair value of the reporting unit is less than the carrying value then we conclude that we have no goodwill impairment and no further testing is performed, otherwise, we proceed to the two-step process. The first step under the two step process is to compare the fair value of the reporting unit to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied value, an impairment loss equal to the difference will be recorded. We performed impairment evaluations in each period presented and concluded that there was no impairment of goodwill. Prior to the quarter ended September 30, 2014, the evaluation of the impairment of goodwill was performed at the corporate level. When the Company moved to segment reporting in the quarter ended September 30, 2014, the evaluation of the impairment of goodwill was performed at the segment level.

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

We performed impairment evaluations in 2014 and 2013, and concluded that there was no impairment of long lived assets including intangible assets with finite lives.

Acquisition Accounting

We have acquired numerous businesses and websites. The acquisition method of accounting requires companies to assign values to assets and liabilities acquired based upon their fair values. In most instances, there is not a readily defined or listed market price for individual assets and liabilities acquired in connection with a business, including intangible assets. The determination of fair value for assets and liabilities in many instances requires a high degree of estimation. The valuation of intangibles assets, in particular, is very subjective. We generally use internal cash flow models. The use of different valuation techniques and assumptions can change the amounts and useful lives assigned to the assets and liabilities acquired, including goodwill and other intangible assets and related amortization expense. We applied ASC 805, Business Combinations to all business combinations.

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

Revenue Recognition

Online advertising is the sale of advertising, sponsorships, hyperlinks, and lead generation within our online network through our owned and operated sites, such as Bankrate.com, CreditCards.com, Interest.com, CreditCardGuide.com, insuranceQuotes.com,  CarInsuranceQuotes.com, AutoInsuranceQuotes.com and Caring.com. The print publishing and licensing business is primarily engaged in the sale of advertising in the Mortgage Guide and CD & Deposit Guide rate tables, newsletter subscriptions, and licensing of research information.

Consumer Inquiry Revenue

In the banking segment, we deliver consumer inquiries in the form of clicks and calls and recognize revenue monthly for each inquiry based on the number of clicks at a fixed cost-per-click-for our mortgage and deposit and other banking products. Additionally, we recognize revenue based on the number of calls at a contracted rate per-call.

In the credit card segment, we deliver consumer inquiries as a click or phone call to our advertisers and recognize revenue on a per-completed or approved application basis.

In the insurance segment we deliver consumer inquiries in the form of leads, clicks and calls through our owned and operated sites and affiliate sites that host our forms. We recognize revenue from delivered clicks at the cost-per-click contracted for during an auction bidding process for inclusion in a click listing of insurance links and we recognize revenue on a per-lead basis based on the number of valid leads delivered. In addition, we recognize revenue based on the number of validly transferred calls at a contracted rate per-call.

In the senior care vertical we deliver consumer inquiries to senior care facilities after qualifying them though our call center and matching them to a number of potential facilities. We recognize revenue per consumer that actually moves into a facility that we have referred them to.

We have also entered into revenue sharing arrangements with our vertical content and affiliate partners based on the revenue earned from their consumer inquiries.

Revenue is recorded at gross amounts and partnership and affiliate payments are recorded in cost of revenue, pursuant to the provisions of ASC Topic 605-45, Reporting Revenue Gross as a Principal versus Net as an Agent.

Display Advertising Revenue

Display advertising sales are invoiced monthly at amounts based on specific contract terms predominantly based on the number of impressions delivered to the advertiser.

Print Publishing and Licensing Revenue

We charge for placement in the Mortgage Guide and the CD & Deposit Guide for print publication. Advertising revenue is recognized when the Mortgage Guide and the CD & Deposit Guide run in a  publication. Revenue from our newsletters is recognized ratably over the period of the subscription, which is generally up to one year. Revenue from the sale of research information is recognized ratably over the contract period.

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

Income Tax Expense (Benefit)

We account for income taxes in accordance with ASC 740, Income Taxes. Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results, or the ability to implement tax-planning strategies vary, adjustments to the carrying value of the deferred tax assets and liabilities may be required. Valuation allowances are based on the “more likely than not” criteria of ASC 740.

The accounting for uncertain tax positions guidance under ASC 740 requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We recognize interest and penalties on uncertain tax positions as a component of income tax expense. If our assessment of whether a tax position meets or does not meet the more likely than not threshold were to change, adjustments to income tax benefits may be required.

Results of Operations

The following is our analysis of the results of operations for the periods covered by our financial statements. This analysis should be read in conjunction with our financial statements, including the related notes to the financial statements. A detailed discussion of our accounting policies and procedures is set forth in the applicable sections of this analysis. Other accounting policies are contained in Note 3 to the consolidated financial statements.

During 2014, subsequent to Mr. Esterow’s appointment as chief executive officer, we reevaluated and re-aligned the management structure of the operating units and how the chief operating decision maker manages, assesses performance and allocates resources for the business; which is based upon separate financial information for each of our operating segments (see Note 7 to our Consolidated Financial Statements for further information). In identifying the reportable segments, we also considered the nature of the services provided by our operating segments and other relevant factors. We aggregate certain of our operating segments into our reportable segments.

Management evaluates the operating results of each of our operating segments based upon revenue and “Adjusted EBITDA”, which we define as income from continuing operations before depreciation and amortization, interest, income taxes, changes in fair value of contingent liabilities, stock-based compensation, and non-recurring items such as loss on extinguishment of debt, legal settlements, acquisition, offering and related expenses, restructuring charges, CEO transition costs and costs related to unusual regulatory actions, the Internal Review, restatement of financial statements, and related litigation. Our presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

The following table displays our results for the respective periods expressed as a percentage of total revenue:

	Year ended
	December 31,	December 31,	December 31,
Statement of Operations Data:	2014	2013	2012
		(restated)	(restated)
Revenue	100%	100%	100%

Costs and expenses:
Cost of revenue (excludes depreciation and amortization)	59%	58%	60%
Sales and marketing	4%	5%	5%
Product development and technology	5%	5%	4%
General and administrative	12%	10%	7%
Legal settlements	0%	0%	0%
Acquisition, offering and related expenses	1%	0%	0%
Restructuring charges	0%	0%	0%
Changes in fair value of contingent acquisition consideration	1%	4%	0%
Depreciation and amortization	11%	12%	11%
	93%	94%	87%
Income from operations	7%	6%	13%

Interest and other expenses, net	4%	5%	6%
Loss on early extinguishment of debt	0%	4%	0%

Income (loss) before taxes	3%	(3%)	7%
Income tax expense (benefit)	1%	(1%)	1%
Net income (loss) from continuing operations	2%	(2%)	6%
Net loss from discontinued operations, net of income taxes	0%	0%	0%
Net income (loss)	2%	(2%)	6%

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenue

Total revenue was $544.9 million and $456.9 million for the years ended December 31, 2014 and 2013, respectively, representing an increase of $88.0 million or 19.3%. Within the Banking segment, total revenue of $118.5 million in 2014 was $9.4 million or 8.6% higher as compared to 2013. Revenues from our Credit Cards segment increased $34.7 million or 18.1% to $226.9 million in 2014 compared to 2013. Insurance segment revenues grew $34.0 million or 21.2% to $194.6 million. Revenues in Other, which includes Senior Care as well as intercompany eliminations, were $5.0 million.

Costs and Expenses

Cost of Revenue (excludes depreciation and amortization)

Cost of revenue for the year ended December 31, 2014 of $322.1 million was $58.1 million higher than the year ended December 31, 2013.  This increase was primarily due to $39.3 million in higher distribution payments to our online partners and affiliates as a result of higher online revenue on affiliate sites, $15.4 million in higher paid marketing expense, $3.4 million of higher compensation and benefit expense and $729,000 in additional stock compensation expense.

Sales and Marketing

Sales and marketing expenses for the year ended December 31, 2014 of $24.3 million were $585,000 lower than the year ended December 31, 2013, primarily due to lower management incentive plan payments and decreased use of temporary staffing.

Development and Technology

Product development and technology costs for the year ended December 31, 2014 of $29.0 million were $6.6 million higher than the comparable period in 2013, primarily due to $3.5 million in higher compensation and benefit costs, $1.3 million higher information technology costs and $1.1 million higher stock-based compensation expense.

General and Administrative

General and administrative expenses for the year ended December 31, 2014 of $67.7 million were $24.1 million higher than the year ended December 31, 2013, primarily due to expenses related to the Restatement and consist of an accrual of $15.0 million for a potential settlement with the SEC, an increase of $6.9 million in professional fee expenses, $2.7 million in higher employee compensation and benefit costs and $1.0 million higher technology related expenses, partially offset by $2.2 million decreased stock-based compensation expense.

Acquisition, Offering and Related Expenses

Acquisition, offering and related expenses and related party fees for the year ended December 31, 2014 were $3.6 million as compared to $81,000 for the same period in 2013.  For the year ended December 31, 2014 these expenses and fees were primarily related to our acquisition of Caring, and during the year ended December 31, 2013, were primarily related to legal costs incurred related to asset acquisitions.

Change in Fair Value of Contingent Acquisition Consideration

Change in fair value of contingent acquisition consideration for the year ended December 31, 2014 was of $3.6 million compared to $17.4 million for the same period in 2013 due to the operating results of acquired businesses against performance targets.

Depreciation and Amortization

Depreciation and amortization expense for the year ended December 31, 2014 of $58.6 million was $2.5 million higher than the same period in 2013 due to a $1.4 million increase in amortization expense resulting primarily from intangibles acquired during the year ended December 31, 2014 and full year amortization of intangibles acquired during the year ended December 31, 2013.

Interest and Other Expenses, net

Interest and other expenses, net of $20.8 million for the year ended December 31, 2014 primarily consists of interest on the Senior Notes partially offset by other income and de minimis interest earned on cash and cash equivalents. Interest and other expenses, net for the year ended December 31, 2013 was $25.0 million, which primarily consisted of $7.3 million of interest on the Senior Notes, $14.8 million of interest on the Senior Secured Notes and $2.5 million for amortization of deferred financing costs and original issue discounts on the Senior Notes, the Senior Secured Notes and the Credit Agreement and Revolving Credit Facilities, and was partially offset by de minimis interest and other income.

Loss on Early Extinguishment of Debt

There was no loss on early extinguishment of debt for the year ended December 31, 2014 while $17.2 million was incurred in the year ended December 31, 2013 for the early extinguishment of $195.0 million of Senior Secured Notes.

Income Tax (Benefit) Expense

Our effective tax rate on continuing operations was 55.6% and 27.9% for the years ended December 31, 2014 and December 31, 2013, respectively. The change was principally due to the non-deductibility of certain costs related to a potential SEC settlement, reversal of uncertain tax positions in 2014 due to the settlement of the IRS audit for the years 2011 and 2012 and an increase in uncertain tax positions in 2013.

Following is a detailed discussion of our segment results of operations:

	Revenues		Adjusted EBITDA
	Year Ended December 31,		Year Ended December 31,
	2014	2013	2014	2013
(In thousands)		(restated)		(restated)
Banking	$118,465	$109,057	$44,854	$42,529
Credit Cards	226,869	192,173	92,227	81,596
Insurance	194,639	160,657	25,223	11,843
Other	4,970	(4,951)	(19,282)	(13,761)
Total Company	$544,943	$456,936	143,022	122,207

Less:
Interest and other expense			20,831	24,979
Depreciation and amortization			58,628	56,176
Change in fair value of contingent liabilities			3,633	17,380
Stock-based compensation expense (A)			17,067	12,148
Loss on extinguishment of debt			-	17,175
Acquisition, offering and related expenses			3,590	81
Restatement charges (B)			23,586	1,269
Impact of purchase accounting			556	-
Other non-recurring charges (C)			1,403	6,802
Income tax expense (benefit)			7,635	(3,850)
Net income (loss) from continuing operations			$6,093	$(9,953)

(A)	Excludes $5.8 million related to CEO transition in 2013, which is included in Other non-recurring charges.
(B)	Restatement charges include expenses related to unusual regulatory actions, the Internal Review, restatement of our financial statements and related litigation.
(C)

Other non-recurring charges include legal settlements of approximately $1.4 million for the year ending December 31, 2014 and for the year ended December 31, 2013, CEO transition costs of approximately $6.8 million (of which $5.8 million is stock-based compensation).

Banking

Revenue increased $9.4 million (8.6%) for the year ended December 31, 2014 compared with 2013. Of the total revenue growth, consumer inquiry revenues generated through our rate tables grew by $9.9 million. (16.2%) of which approximately two-thirds was driven by price and the rest by volume. Higher revenues on our rate table advertising platform, particularly in the deposits channel, were the primary driver of growth. Other revenue, primarily from display, was down approximately $500,000.

Adjusted EBITDA increased $2.3 million (5.5%). Expenses included in Adjusted EBITDA increased $7.1 million from the prior year, primarily due to a $5.8 million increase in cost of revenue, mainly related to higher partner revenue share payments and higher paid marketing expenses. Sales and marketing expenses were $531,000 lower, primarily due to $272,000 lower employee incentive expense and $214,000 lower employee compensation expense. Product development costs increased by $1.0 million primarily due to higher compensation and outside labor expenses. General and administrative expenses were $722,000 higher.

Credit Cards

Revenue increased $34.7 million (18.1%) for the year ended December 31, 2014 compared with 2013. Of the total revenue growth, consumer inquiry revenues from our owned and operated sites grew by $7.3 million (6.3%), of which volume was the primary growth driver. Consumer Inquiry revenue growth was driven by higher volume of consumer inquiries and higher advertising and marketing spend by credit card issuers. Other revenue, which is largely comprised of revenue generated through third-party affiliates, was up $27.4 million.

Adjusted EBITDA increased $10.6 million (13.0%). Expenses included in Adjusted EBITDA increased $24.1 million from the prior year, primarily due to a $22.6 million increase in cost of revenue, mainly related to higher affiliate revenue share payments. Sales and marketing expense were lower by $174,000. Product development cost increased by $573,000 primarily due to higher compensation expense. General and administrative expenses were $1.0 million higher, mainly attributed to higher employee incentive and compensation expenses and professional fees expenses.

Insurance

Revenue increased $34.0 million (21.2%) for the year ended December 31, 2014 compared with 2013. Of the total revenue growth, consumer inquiry revenues generated through our platform increased by $38.6 million (43.3%), of which volume and price drove an equal share. The growth in consumer revenue stems from higher monetization and conversion rates due to the implementation of the quality initiative in 2012, whereby lower quality inquiries acquired from third-party affiliates were reduced and increased focus was placed on generating inquiries through our owned and operated platform. Other revenue, which is largely comprised of revenue generated through third-party affiliates, decreased $4.6 million.

Adjusted EBITDA increased $13.4 million (113.0%). Expenses included in Adjusted EBITDA increased $20.6 million from the prior year, primarily due to a $19.6 million increase in cost of revenue, mainly related to higher paid marketing expense and higher affiliate revenue share payments. Sales and marketing expense was $1.4 million lower primarily attributed to lower outside labor expenses, lower agent promotional expense and lower employee compensation expense. Product development cost increased by $3.1 million primarily due to higher compensation expense. General and administrative expenses were $709,000 lower primarily due to reduced professional fees and employee incentive expense.

Other

The Other segment includes our Senior Care business along with general corporate expenses and intercompany eliminations. Revenue for the year ended December 31, 2014 compared with 2013 increased $9.9 million, while Adjusted EBITDA decreased by $5.8 million. The revenue increase can be attributed to our acquisition of Caring.com in 2014. Adjusted EBITDA declined due to the Caring.com acquisition and higher corporate expenses.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenue

Total revenue was $456.9 million and $456.0 million for the years ended December 31, 2013 and 2012, respectively. Within the Banking segment, total revenue of $109.1 million in 2013 was 2.3% lower as compared to 2012. Revenues from our Credit Cards segment increased 38.5% to $192.2 million in 2013 compared to 2012. Insurance segment revenues declined 23.4% to $160.7 million. Revenues in Other decreased $804,000 and represent primarily intercompany eliminations.

Costs and Expenses

Cost of Revenue (excludes depreciation and amortization)

Cost of revenue for the year ended December 31, 2013 of $264.0 million was $9.0 million lower than the same period in 2012.  This decrease was due to lower paid marketing expense of $15.8 million primarily attributed to a reduction in third-party e-mail spend as part of the overall quality improvement initiative in our insurance vertical, where we directed our efforts toward improving monetization of our own internal direct search programs, partially offset by $3.0 million more in distribution payments to our online partners and affiliates as a result of higher online revenue on affiliate site, $2.5 million higher outside labor costs and $1.1 million in expenses related to higher compensation and benefits.

Sales and Marketing

Sales and marketing expenses for the year ended December 31, 2013 of $24.9 million were $820,000 higher than the year ended December 31, 2012, primarily due to a  $1.5 million increase in costs of employee compensation, benefits and incentive plans and $689,000 in higher stock-based compensation expense, partially offset by decreases of $872,000 of outside labor costs and $382,000 of promotional expenses.

Product Development and Technology

Product development and technology costs for the year ended December 31, 2013 of $22.4 million were $4.2 million higher than the comparable period in 2012, primarily due to $2.7 million in higher salary, wages and incentive plan expense, $700,000 in higher information technology costs and $365,000 in higher outside labor costs.

General and Administrative

General and administrative expenses for the year ended December 31, 2013 of $43.6 million, were $11.7 million higher than the 2012, due primarily to increases of $7.8 million in stock-based compensation, $2.3 million in employee compensation expense, $512,000 in information technology costs and $359,000 in facility costs.

Acquisition, Offering and Related Expenses

Acquisition, offering and related expenses for the year ended December 31, 2013 was $81,000 as compared to $601,000 for the same period in 2012. Acquisition, offering and related expenses for the year ended December 31, 2013 were primarily related to direct legal costs incurred related to our asset acquisitions. Acquisition, offering and related expenses for the same period in 2012 were primarily related to the adjustment of over accrued estimates recorded in 2011 for costs incurred in connection with our Initial Public Offering, Secondary Offering, the acquisition of InsWeb and advisory fees to shareholders.

Restructuring Costs

There were no restructuring costs incurred for the year ended December 31, 2013, while we incurred $267,000 during the year ended December 31, 2012, as a result of terminating and relocating employees primarily related to the acquisition of InsWeb.

Change in Fair Value of Contingent Acquisition Consideration

Change in fair value of contingent acquisition consideration for the year ended December 31, 2013 was an increase of $17.4 million compared to a decrease of $2.3 million for the same period in 2012 as a result of higher than forecast results of acquired businesses.

Depreciation and Amortization

Depreciation and amortization expense for the year ended December 31, 2013 of $56.1 million was $5.3 million higher than the same period in 2012 due to intangibles acquired through acquisitions.

Interest and Other Expenses, net

Interest and other expenses, net for the year ended December 31, 2013 was $25.0 million and primarily consisted of expenses associated with the Senior Secured Notes, partially offset by other income and de minimis interest earned on cash and cash equivalents.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt for the year ended December 31, 2013 was $17.2 million for the early extinguishment of $195 million of Senior Secured Notes.

Income Tax Expense

Our effective tax rate on continuing operations was 27.9% and 14.7% for the years ended December 31, 2013 and December 31, 2014, respectively. The change was principally due to an increase in uncertain tax positions in 2013 and reversal of uncertain tax position in 2012 due to the settlement of the IRS audit for the year 2009.

Following is a detailed discussion of our segment results of operations:

	Revenues		Adjusted EBITDA
	Year Ended December 31,		Year Ended December 31,
	2013	2012	2013	2012
(In thousands)	(restated)	(restated)	(restated)	(restated)
Banking	$109,057	$111,596	$42,529	$45,805
Credit Cards	192,173	138,718	81,596	60,038
Insurance	160,657	209,802	11,843	24,849
Other	(4,951)	(4,147)	(13,761)	(11,551)
Total Company	$456,936	$455,969	$122,207	$119,141

Interest and other expense			24,979	25,533
Depreciation and amortization			56,176	50,834
Change in fair value of contingent liabilities			17,380	(2,347)
Stock-based compensation expense (A)			12,148	9,121
Loss on extinguishment of debt			17,175	-
Acquisition, offering and related expenses			81	601
Restatement charges (B)			1,269	1,249
Other non-recurring charges (C)			6,802	1,141
Income tax expense (benefit)			(3,850)	4,863
Net income (loss) from continuing operations			$(9,953)	$28,146

(A)	Excludes $5.8 million related to CEO transition in 2013, which is included in Other non-recurring charges.
(B)	Restatement charges include expenses related to unusual regulatory actions, the Internal Review, restatement of our financial statements and related litigation.
(C)

Other non-recurring charges includes CEO transition costs of approximately $6.8 million (of which $5.8 million is stock-based compensation) for the year ended December 31, 2013, and legal settlements of $874,000 and restructuring charges of $267,000 for the year ending December 31, 2012.

Banking

Revenue decreased $2.5 million (2.3%) for the year ended December 31, 2013 compared with 2012. Lower revenues on our rate table advertising platform, particularly in the mortgage channel, were the primary driver of lower overall revenues.

Adjusted EBITDA declined by $3.3 million (7.2%). Expenses included in Adjusted EBITDA increased $737,000 from the prior year. Cost of revenue was $409,000 lower, primarily due to lower paid marketing expense. Employee incentive and compensation expenses was the primary driver for higher sales and marketing expense which increased $352,000. Product development costs increased by $1.7 million primarily due to higher employee incentive and compensation expenses and outside labor expenses. General and administrative expenses were $874,000 lower mainly attributed to lower compensation expense.

Credit Cards

Revenue increased $53.5 million (35.9%) for the year ended December 31, 2013 compared with 2012. Consumer inquiry revenue growth was driven by higher volumes of consumer inquiries and higher advertising and marketing spend by credit card issuers.

Adjusted EBITDA increased $21.6 million (35.9%). Expenses included in Adjusted EBITDA increased $31.9 million from the prior year, primarily due to a $29.6 million increase in cost of revenue, mainly related to higher affiliate revenue share payments. Sales and marketing expense was $795,000 higher, mainly due to higher employee incentive and compensation expenses and higher analytics spend. Product development costs increased by $599,000 primarily due to higher employee compensation and incentive expenses while general and administrative expense increased by $895,000 million, primarily due to higher compensation and employee incentive expenses.

Insurance

Revenue decreased $49.1 million (23.4%) for the year ended December 31, 2013 compared with 2012. The revenue decline stems from the quality initiative that the Company implemented in the middle of 2012, whereby lower quality inquiries acquired from third-party affiliates were reduced in order to improve monetization and conversion rates.

Adjusted EBITDA decreased $13.0 million (52.3%). Expenses included in Adjusted EBITDA decreased $36.1 million from the prior year, primarily due to a $37.6 million decline in cost of revenue, mainly related to lower affiliate revenue share payments and marketing expense. Sales and marketing expense was $1.3 million lower primarily attributed to lower outside labor expense and lower agent promotional spend. Product development cost increased by $1.7 million primarily due to higher employee compensation expense and higher software license expense. General and administrative expenses were $1.0 million higher, mainly due to employee incentive and compensation expenses.

Other

The Other segment includes general corporate expenses and intercompany eliminations. Revenue for the year ended December 31, 2013 compared with 2012 decreased $0.8 million, due to higher intercompany eliminations of segment revenue sharing. Adjusted EBITDA decreased by $2.2 million, due to lower revenue and higher corporate expenses.

Liquidity and Capital Resources

	December 31, 2014	December 31, 2013
(In thousands)		(restated)	Change
Cash and cash equivalents	$141,725	$229,674	$(87,949)
Working capital	$176,213	$234,239	$(58,026)
Stockholders' equity	$823,286	$835,573	$(12,287)

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

As of December 31, 2014, we had working capital of $176.2 million and our primary commitments were normal working capital requirements and $7.0 million in accrued interest for the Senior Notes. In addition, we had commitments for potential earnout obligations related to past acquisitions totaling $13.6 million as of December 31, 2014 due within the next twelve months.

As of December 31, 2013, we had working capital of $234.2 million and our primary commitments were normal working capital requirements and $7.4 million in accrued interest for the Senior Notes. In addition, we had commitments for potential earnout obligations related to past acquisitions totaling $38.8 million as of December 31, 2013.

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

Debt Financing

Senior Notes

As of December 31, 2014, we had $300.0 million in Senior Notes outstanding for which interest is accrued daily on the outstanding principal amount at 6.125% and is payable semi-annually, in arrears, on February 15th and August 15th. The Senior Notes are due August 15, 2018. Accrued interest on the Senior Notes as of December 31, 2013 is approximately $7.0 million. Refer to Note 12 in the Notes to Consolidated Financial Statements for a further description of the Senior Notes.

As previously reported in the Company's Current Report on Form 8-K dated November 14, 2014, pursuant to the Second Supplemental Indenture, dated as of November 14, 2014, by and among the Company, certain subsidiaries of the Company party thereto as guarantors and Wilmington Trust, National Association, as trustee, the Company obtained, among other things, an extension of the time permitted to deliver the requisite financial information for the quarter ended September 30, 2014 and, subject to payment by the Company of an additional consent fee, for the year ended December 31, 2014. The Company paid this additional consent fee on March 31, 2015. As a result of obtaining such extension and paying the additional consent fee, the Company was in compliance with all required covenants as of December 31, 2014. As previously reported in the Company's Current Report on Form 8-K dated May 15, 2015, pursuant to the Third Supplemental Indenture, dated as of May 11, 2015, by and among the Company, certain subsidiaries of the Company party thereto as guarantors and Wilmington Trust, National Association, as trustee, the Company obtained an extension of the time permitted to deliver the requisite financial information for the quarters ended September 30, 2014 and March 31, 2015 and for the year ended December 31, 2014. As a result of obtaining such extension, the Company was in compliance with all required covenants as of March 31, 2015.

Revolving Credit Facility

We have a Revolving Credit Facility in an aggregate amount of $70.0 million which matures on May 17, 2018 ("Revolving Credit Facility"). All obligations under the Revolving Credit Facility are guaranteed by the Guarantors and are secured, subject to certain exceptions, by first priority liens and security interests in the assets of the Company and the Guarantors.

On November 6, 2014, the Company announced it had obtained a waiver under the Revolving Credit Facility with respect to compliance with its obligation to deliver the requisite financial information for the quarter ended September 30, 2014. As of December 31, 2014, we had no amount outstanding under the Revolving Credit Facility and, as a result of this waiver, we were in compliance with all required covenants. On March 24, 2015, the Company announced it had obtained a second waiver under the Revolving Credit Facility with respect to compliance with its obligation to deliver the requisite financial information for the year ended December 31, 2014. On May 11, 2015, the Company announced it had obtained a third waiver under the Revolving Credit Facility with respect to compliance with its obligation to deliver the requisite financial information for the quarter ended March 31, 2015. As a result of obtaining the second and third waivers, we were in compliance with all required covenants as of March 31, 2015.

Operating Activities

During the year ended December 31, 2014, $42.3 million of cash was provided by operating activities from continuing operations compared to $101.5 million for the same period in 2013. The decrease is primarily due to net cash paid for income taxes of $48.4 million in 2014 compared to net cash refunded for taxes in 2013 of $10.9 million, a net decrease of $59.3 million. This was partially offset by an increase of $4.8 million in net income excluding non-cash charges (primarily depreciation and amortization, deferred income taxes, losses on early extinguishment of debt in 2013 and changes in fair value of contingent acquisition consideration) and a decrease in cash paid for interest of $6.3 million.

During the year ended December 31, 2013, operating activities of continuing operations provided cash of $101.5 million compared to $70.0 million for the same period in 2012. The increase is due primarily to net cash refunded for taxes in 2013 of $10.9 million compared to net cash paid for taxes in 2012 of $19.7 million, a net increase of $30.6 million. This was partially offset by an increase in cash paid for interest of $2.5 million and a decrease of $12.5 million in net income excluding non-cash charges (primarily depreciation and amortization, deferred income taxes, stock-based compensation, losses on early extinguishment of debt and changes in fair value of contingent acquisition consideration).

Investing Activities

For the year ended December 31, 2014, cash flows used in investing activities from continuing operations was $82.4 million compared to $32.2 million for the same period in 2013. The increase is due primarily to $49.6 million more cash used for business acquisitions and an increase of approximately $0.6 million of cash used for purchases of furniture, fixtures, equipment and capitalized website development costs.

For the year ended December 31, 2013, cash flows used in investing activities from continuing operations was  $32.2 million compared to $39.0 million for the same period in 2012. The decrease is due primarily to a decrease of $9.3 million of cash used for business acquisitions, offset by an increase of $2.8 million of cash used for the purchase of furniture, fixtures, equipment and capitalized website development costs.

Financing Activities

For the year ended December 31, 2014, cash used in financing activities from continuing operations was $47.7 million compared to cash provided by financing activities of $77.2 million for the same period in 2013. The change is due primarily to proceeds of $300.0 million from the issuance of the Senior Notes, less $11.9 million for underwriting fees and direct costs related to the issuance of such notes, and $2.8 million in proceeds from the issuance of common stock, partially offset by $209.0 million of cash used for the early redemption of the Senior Secured Notes in 2013. Additionally, there was $57.9 million used for the purchase of common stock in 2014, partially offset by an increase of $20.0 million in cash proceeds from the exercise of stock options and an increase of $8.0 million of cash used for acquisition earnouts and contingent liabilities.

For the year ended December 31, 2013, cash flows provided by financing activities from continuing operations was $77.2 million,  compared to $3.4 million of cash used in financing activities for the same period of 2012. The change is due primarily to proceeds of $300.0 million from the issuance of the Senior Notes, less $11.9 million for underwriting fees and direct costs related to the issuance of such notes, and $1.4 million increase in proceeds from the issuance of common stock, partially offset by $209.0 million of cash used for the early redemption of the Senior Secured Notes in 2013.

Contractual Obligations

The following table represents the amounts due under the specified types of contractual obligations as of December 31, 2014:

	Payments Due
(In thousands)	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Capital lease obligations	$17	$-	$-	$-	$17
Operating lease obligations (1)	4,068	4,564	2,216	5,953	16,801
Purchase obligations (2)	184	303	4	-	491
Long-term debt (3)	18,638	37,275	318,572	-	374,485
	$22,907	$42,142	$320,792	$5,953	$391,794

(1) Includes our obligations under existing operating leases.

(2) Represents base contract amounts for Internet hosting, co-location, content distribution and other infrastructure costs.

(3) Represents interest and principal payments on the Notes and commitment fees on the Revolving Credit Facility.

Additionally as of December 31, 2014, we have approximately $5.2 million accrued for uncertain tax positions, including estimated interest and penalties, included in other liabilities and current deferred tax assets, respectively, as we cannot determine when (or if) any tax payments will ultimately be paid. We also have approximately $13.6 million in other current liabilities and $5.4 million in other liabilities accrued for contingent acquisition consideration as of December 31, 2014.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The primary objective of our investment strategy is to preserve principal while maximizing the income we receive from investments without significantly increasing risk. To minimize this risk, to date we have maintained our portfolio of cash equivalents in short-term and overnight investments that are not subject to risk to principal, as the interest paid on such investments fluctuates with the prevailing interest rates. As of December 31, 2014,  we do not have any cash equivalents.

None of our outstanding debt as of December 31, 2014 was subject to variable interest rates as we did not have an outstanding balance for borrowed money under our Revolving Credit Facility as of December 31, 2014. Interest under the Revolving Credit Facility accrues at variable rates based, at our option, on the alternate base rate (as defined in the Revolving Credit Facility) plus a margin of 3.00% or at the adjusted LIBO rate (as defined in the Revolving Credit Facility) plus a margin of 2.00%. Our fixed interest rate debt includes $300 million of the Senior Notes in the aggregate principal amount.

Exchange Rate Sensitivity

Our exposure to exchange rate risk is primarily that of a net receiver of currencies other than the U.S. dollar. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, will negatively affect the Company's net sales and income from operations as expressed in U.S. dollars. Additionally, we have not engaged in any derivative or hedging transactions to date.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Bankrate, Inc.

We have audited the accompanying consolidated balance sheets of Bankrate, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bankrate, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the 2012 and 2013 financial statements have been restated to correct certain misstatements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 17, 2015 expressed an adverse opinion.

/s/ GRANT THORNTON LLP

Fort Lauderdale, Florida

June 17, 2015

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Bankrate, Inc.

We have audited the internal control over financial reporting of Bankrate, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. Our audit of, and opinion on, the Company’s internal control over financial reporting does not include internal control over financial reporting of Caring.com, whose assets and operations were purchased from Caring.com in 2014, and whose financial records reflect total assets and revenues constituting 4% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014. As indicated in Management’s Report, Caring.com was acquired during the second quarter of 2014 and therefore management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting for these assets and operations.

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

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

Management has identified a material weakness as described in management’s report.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 1992 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2014. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements, and this report does not affect our report dated June 17, 2015 which expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Fort Lauderdale, Florida

June 17, 2015

Management's Report on Internal Control Over Financial Reporting

Bankrate’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Bankrate's management assessed the effectiveness of Bankrate's internal control over financial reporting as of December 31, 2014 based on the framework in the 1992 Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of the assessment, Bankrate's management concluded that Bankrate's internal control over financial reporting was not effective as of December 31, 2014.

The scope of management’s assessment of the effectiveness of our internal controls over financial reporting included all of our consolidated operations except for the operations of Caring, Inc. and Wallaby Financial Inc., which we acquired during 2014.  Caring, Inc. and Wallaby Financial Inc. operations represented approximately 4% of our consolidated total assets and approximately 2% of our consolidated net revenues as of and for the year ended December 31, 2014.

The effectiveness of Bankrate's internal control over financial reporting as of December 31, 2014 has been audited by Grant Thornton LLP, Bankrate's independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

/s/ Kenneth S. Esterow/s/ Steven D. Barnhart

Kenneth S. EsterowSteven D. Barnhart

President and Chief Executive OfficerSenior Vice President and Chief Financial Officer

June 17, 2015June 17, 2015

Bankrate, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,	December 31,
	2014	2013
		(restated)
Assets
Cash and cash equivalents	$141,725	$229,674
Accounts receivable, net of allowance for doubtful accounts of
$419 and $620 at December 31, 2014 and December 31, 2013, respectively	70,865	61,859
Deferred income taxes	6,407	9,258
Prepaid expenses and other current assets	35,652	13,587
Assets held for sale	1,627	1,476
Total current assets	256,276	315,854
Furniture, fixtures and equipment, net of accumulated depreciation of
$24,756 and $17,524 at December 31, 2014 and December 31, 2013, respectively	13,299	11,258
Intangible assets, net of accumulated amortization of
$228,667 and $177,140 at December 31, 2014 and December 31, 2013, respectively	338,988	347,175
Goodwill	641,367	611,233
Other assets	13,499	13,375
Total assets	$1,263,429	$1,298,895

Liabilities and Stockholders' Equity
Liabilities
Accounts payable	8,047	7,144
Accrued expenses	46,030	38,686
Deferred revenue and customer deposits	4,303	3,665
Accrued interest	6,980	7,379
Other current liabilities	13,629	24,569
Liabilities subject to sale	1,074	172
Total current liabilities	80,063	81,615
Deferred income taxes	51,633	56,500
Long term debt, net of unamortized discount	297,598	297,021
Other liabilities	10,849	28,186
Total liabilities	440,143	463,322

Commitments and contingencies

Stockholders' equity
Common stock, par value $.01 per share -
300,000,000 shares authorized at December 31, 2014 and December 31, 2013;
104,701,530 shares and 101,749,513 shares issued at December 31, 2014 and
December 31, 2013, respectively; 101,485,200 shares and 101,698,985 shares outstanding at December 31, 2014 and December 31, 2013, respectively	1,047	1,017
Additional paid-in capital	892,738	864,152
Accumulated deficit	(23,639)	(28,811)
Less: Treasury stock, at cost - 3,216,330 shares and 50,528 shares at December 31, 2014 and December 31, 2013, respectively	(46,494)	(592)
Accumulated other comprehensive loss	(366)	(193)
Total stockholders' equity	823,286	835,573
Total liabilities and stockholders' equity	$1,263,429	$1,298,895

The accompanying notes are an integral part of these consolidated financial statements.

Bankrate, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands, except share and per share data)

	Year ended
	December 31,	December 31,	December 31,
	2014	2013	2012
		(restated)	(restated)
Revenue	$544,943	$456,936	$455,969

Costs and expenses:
Cost of revenue (excludes depreciation and amortization)	322,080	264,032	273,030
Sales and marketing	24,332	24,917	24,097
Product development and technology	29,001	22,374	18,193
General and administrative	67,717	43,625	31,878
Legal settlements	1,403	-	874
Acquisition, offering and related expenses	3,590	81	601
Restructuring charges	-	-	267
Changes in fair value of contingent acquisition consideration	3,633	17,380	(2,347)
Depreciation and amortization	58,628	56,176	50,834
Total costs and expenses	510,384	428,585	397,427
Income from operations	34,559	28,351	58,542

Interest and other expenses, net	20,831	24,979	25,533
Loss on early extinguishment of debt	-	17,175	-

Income (loss) before taxes	13,728	(13,803)	33,009
Income tax expense (benefit)	7,635	(3,850)	4,863
Net income (loss) from continuing operations	6,093	(9,953)	$28,146
Net loss from discontinued operations, net of income taxes	(921)	(1,243)	(1,101)
Net income (loss)	$5,172	$(11,196)	27,045

Basic net income (loss) per share:
Continuing operations	$0.06	$(0.10)	$0.28
Discontinued operations	(0.01)	(0.01)	(0.01)
Basic net income (loss) per share	$0.05	$(0.11)	$0.27

Diluted net income (loss) per share:
Continuing operations	$0.06	$(0.10)	$0.28
Discontinued operations	(0.01)	(0.01)	(0.01)
Diluted net income (loss) per share	$0.05	$(0.11)	$0.27

Weighted average common shares outstanding:
Basic	100,399,458	100,108,316	99,985,782
Diluted	102,417,273	100,108,316	100,831,459

Net income (loss)	$5,172	$(11,196)	$27,045
Other comprehensive (loss) income, net of tax	(173)	57	375
Comprehensive income (loss)	$4,999	$(11,139)	$27,420

The accompanying notes are an integral part of these consolidated financial statements.

Bankrate, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock				Treasury Stock
(In thousands)	Shares	Amount	Additional paid-in capital	Accumulated Deficit	Shares	Amount	Accumulated Other Comprehensive Loss - Foreign Currency Translation	Total Stockholders' Equity

Balance at January 1, 2012 (restated)	99,992	$1,000	$832,797	$(44,660)	-	$-	$(625)	$788,512
Other comprehensive income, net of taxes	-	-	-	-	-	-	375	375
Treasury stock purchased	-	-	-	-	(50)	(592)	-	(592)
Restricted stock forfeited	(10)	-	-	-	-	-	-	-
Common stock issued	116	-	1,462	-	-	-	-	1,462
Stock-based compensation	-	-	9,121	-	-	-	-	9,121
Excess tax benefit	-	-	27	-	-	-	-	27
Net income	-	-	-	27,045	-	-	-	27,045
Balance at December 31, 2012 (restated)	100,098	$1,000	$843,407	$(17,615)	(50)	$(592)	$(250)	$825,950
Other comprehensive income, net of taxes	-	-	-	-	-	-	57	57
Restricted stock issued, net of cancellations	1,043	11	(11)	-	-	-	-	-
Performance stock issued, net of cancellations	420	4	(4)	-	-	-	-	-
Common stock issued	188	2	2,827	-	-	-	-	2,829
Stock-based compensation	-	-	17,960	-	-	-	-	17,960
Excess tax benefit	-	-	(27)	-	-	-	-	(27)
Net loss	-	-	-	(11,196)	-	-	-	(11,196)
Balance at December 31, 2013 (restated)	101,749	$1,017	$864,152	$(28,811)	(50)	$(592)	$(193)	$835,573
Other comprehensive loss, net of taxes	-	-	-	-	-	-	(173)	(173)
Treasury stock purchased	-	-	-	-	(3,940)	(57,879)	-	(57,879)
Restricted stock issued, net of cancellations	824	8	(10,993)	-	701	10,985	-	-
Performance stock issued, net of cancellations	528	6	(998)	-	73	992	-	-
Common stock issued	1,540	16	22,810	-	-	-	-	22,826
Common stock issued as acquisition payment	60	-	700		-			700
Stock-based compensation	-	-	17,067	-	-	-	-	17,067
Net income	-	-	-	5,172	-	-	-	5,172
Balance at December 31, 2014	104,701	$1,047	$892,738	$(23,639)	(3,216)	$(46,494)	$(366)	$823,286

The accompanying notes are an integral part of these consolidated financial statements.

Bankrate, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

(In thousands)

	Year ended
	December 31,		December 31,	December 31,
	2014		2013	2012
			(restated)	(restated)
Cash flows from operating activities
Net income (loss) from continuing operations	$6,093		$(9,953)	$28,146
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities
Depreciation and amortization	58,628		56,176	50,834
Provision for doubtful accounts receivable	494		499	661
Deferred income taxes	(382)	4	(18,656)	6,816
Amortization of deferred financing charges and original issue discount	2,201		2,529	2,510
Loss on early extinguishment of debt	-		17,175	-
Stock-based compensation	17,067		17,960	9,121
Excess tax benefit from stock-based compensation	-		27	(27)
Loss on disposal of assets	-		399	47
Changes in fair value of contingent acquisition consideration	3,633		17,380	(2,347)
Change in operating assets and liabilities, net of effect of business acquisitions
Accounts receivable	(8,184)		(6,315)	8,643
Prepaid expenses and other assets	(22,561)		7,621	(20,779)
Accounts payable	(317)		(1,631)	(3,425)
Accrued expenses	6,677		16,819	(2,414)
Other liabilities	(21,506)		1,540	(5,456)
Deferred revenue	408		(85)	(2,323)
Net cash provided by operating activities - continuing operations	42,251		101,485	70,007
Net cash provided by (used in) operating activities - discontinued operations	256		402	(58)
Net cash provided by operating activities	42,507		101,887	69,949

Cash flows from investing activities
Purchases of furniture, fixtures and equipment and capitalized website development costs	(10,656)		(10,094)	(7,304)
Cash used in business acquisitions, net	(71,729)		(22,125)	(31,393)
Restricted cash	6		5	(304)
Net cash used in investing activities - continuing operations	(82,379)		(32,214)	(39,001)
Net cash used in investing activities - discontinued operations	(316)		(369)	(398)
Net cash used in investing activities	(82,695)		(32,583)	(39,399)

Cash flows from financing activities
Proceeds from issuance of long term debt	-		300,000	-
Underwriting fees and direct costs on issuance of long term debt	-		(11,882)	-
Cash paid for contingent acquisition consideration	(12,683)		(4,700)	(4,241)
Repurchase of senior secured notes	-		(209,024)	-
Purchase of Company common stock	(57,879)		-	(592)
Proceeds from exercise of stock options, net of costs	22,826		2,829	1,462
Excess tax benefit from stock-based compensation	-		(27)	27
Net cash (used in) provided by financing activities - continuing operations	(47,736)		77,196	(3,344)
Net cash provided by financing activities - discontinued operations	-		-	-
Net cash (used in) provided by financing activities	(47,736)		77,196	(3,344)

Effect of exchange rate on cash and cash equivalents	(96)		(19)	171
Net (decrease) increase in cash	(88,020)		146,481	27,377

Cash - beginning of period	230,071	83,590	56,213
Cash - end of period	142,051	230,071	83,590
Less cash of discontinued operations - end of period	326	397	328
Cash of continuing operations - end of period	$141,725	$229,674	$83,262

Supplemental disclosure of other cash flow activities
Cash paid for interest	$19,532	$25,826	$23,292
Cash paid (refunded) for taxes, net of refunds (payments)	$48,444	$(10,853)	$19,705

Supplemental disclosure of non-cash investing and financing activities
Contingent acquisition consideration	$1,930	$11,600	$20,800

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The Company

Bankrate, Inc. and its subsidiaries (“Bankrate” or the “Company,” “we,” “us,” “our”) own and operate an Internet-based consumer banking and personal finance network (“Online Network”). Our flagship websites, Bankrate.com,  CreditCards.com,  insuranceQuotes.com and Caring.com are some of the Internet’s leading aggregators of information on more than 300 financial products and services, including mortgages, deposits, credit cards, insurance, and other personal finance categories. Additionally, we provide financial applications and information to a network of distribution partners and through national and state publications.

During 2014, subsequent to Mr. Esterow’s appointment as our chief executive officer, the Company reevaluated and re-aligned its management reporting structure and how the chief operating decision maker manages, assesses performance and allocates resources for the business. The Company now operates the following business segments:

•

Banking – we offer information on rates for various types of mortgages, home lending and refinancing. We maintain current rate information for more than 600 local markets, covering all 50 U.S. states. Consumers can customize searches for mortgage rates by loan size, type, maturity, and location through our online portals. We also offer rate information and original editorial content on various deposit products, retirement, taxes and debt management.

•

Credit Cards – we present visitors a comprehensive selection of consumer and business credit and prepaid cards, providing detailed information and comparison capabilities, and host news and advice on personal finance, credit card and bank policies, as well as tools and calculators to estimate credit scores and card benefits.

•

Insurance – in conjunction with local agents and insurance carriers, we facilitate a consumer’s ability to receive multiple competitive insurance quotes, provide advice and detailed descriptions of insurance terms and articles on topical subjects.

•

Other – includes the results of operations of Caring.com and aggregated smaller operating units, which operate businesses dissimilar to those of the reportable segments, and the results of the Company’s investments, unallocated corporate overhead and the elimination of transactions between segments.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Bankrate, Inc., and subsidiaries NetQuote Holdings, Inc. (“NetQuote”), NetQuote Inc., CreditCards.com, Inc. (“CreditCards”), LinkOffers, Inc., CreditCards.com Limited (United Kingdom), Freedom Marketing Limited (United Kingdom), Caring, Inc., and Wallaby Financial Inc. after elimination of all intercompany accounts and transactions. During the quarter ended September 30, 2014, the Company commenced the process of divesting its operations in China. The operating results and the assets and liabilities of the operations in China are classified as discontinued operations for all periods presented in the Company’s consolidated financial statements.

Reclassification

Certain reclassifications have been made to the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013 and 2012 to conform to the presentation for the year ended December 31, 2014. In the third quarter 2014, the Company announced that it has commenced the process of divesting its operations in China. In accordance with GAAP, the results of our operations in China are presented as discontinued operations, and, as such, have been excluded from continuing operations in the Consolidated Statements of Comprehensive Income (Loss) for all periods presented. The assets and liabilities of the operations in China at December 31, 2014 and December 31, 2013 have been reclassified and segregated as held for sale in the Consolidated Balance Sheets. The cash flows related to the operations in China have been reclassified and segregated in the Consolidated Statement of Cash Flows for all periods presented. Amounts related to the operations in China are consistently excluded from the Notes to Consolidated Financial Statements for all periods presented.

In the fourth quarter 2014, the Company changed the presentation of its Consolidated Statements of Comprehensive Income (Loss). Costs directly related to traffic acquisition, which include website advertising, click-through charges and all other direct marketing-related expenses, have been reclassified from sales and marketing to Cost of Revenue. Credit card fees have been reclassified from general and administrative operating expenses to Cost of Revenue. All remaining marketing expenses are now presented within Sales and Marketing. These amounts have been reclassified in the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013 and 2012 to conform to the current presentation for the year ended December 31, 2014.

NOTE 2 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Background

On September 15, 2014, the Company announced that the U.S. Securities and Exchange Commission (“SEC” or “Commission”) is conducting a non-public formal investigation of Bankrate’s financial reporting, with the principal focus on the quarters ending March 31, 2012 and June 30, 2012. On the same date, the Company also announced that Edward J. DiMaria, the Company’s Chief Financial Officer at such time, had resigned as Chief Financial Officer, and that the Company had hired Steven D. Barnhart to serve as Interim Chief Financial Officer. Mr. DiMaria’s employment with the Company was terminated on October 8, 2014 as a result of his failure to cooperate in the SEC investigation. On March 12, 2015, the Company announced that Mr. Barnhart had been appointed Senior Vice President, Chief Financial Officer of Bankrate.

In connection with the ongoing SEC investigation, on September 14, 2014, Bankrate’s Audit Committee, which is comprised entirely of independent outside directors, concluded that the Company’s previously issued financial statements for each of years 2011, 2012 and 2013 should no longer be relied upon pending the conclusion of a full internal review of these matters. The Audit Committee retained independent counsel who retained independent forensic accountants, who were assisted in their review by the Company’s current Chief Financial Officer. In addition, as previously disclosed, the DOJ has informed the Company that it is investigating the matters that are the subject of the SEC investigation.

The Company has agreed to the terms of a potential settlement of the SEC investigation with respect to the Company that the SEC enforcement staff has indicated it is prepared to recommend to the Commission. The proposed settlement is subject to acceptance and authorization by the Commission and would, among other things, require the Company to pay a $15 million penalty. As a result, the Company recorded an accrual as of September 30, 2014 in the amount of $15 million. However, the terms of the settlement have not been approved by the Commission and therefore there can be no assurance that the Company’s efforts to resolve the SEC’s investigation with respect to the Company will be successful, that the settlement amount will be as anticipated or that the accrual with respect thereto will be sufficient, and the Company cannot predict the ultimate timing or the final terms of any settlement. In addition, it is not possible to predict when the DOJ investigation will be completed, the final outcome of the investigation, and what, if any, actions may be taken by the DOJ.

During the course of its review, Bankrate’s Audit Committee concluded that the accounting for certain historical business activities had been recorded in a manner that was not consistent with generally accepted accounting principles in the United States (“GAAP”). The Company determined that all of these incorrect entries should be (and have been) corrected in the accompanying financial statements, whether or not material, individually or in the aggregate.

The Company also made certain adjustments including certain corrections that had been previously identified but not recorded, because at the time they were identified they were determined to be not material in the aggregate to the Company’s consolidated financial statements. These certain adjustments include corrections to purchase accounting, equity compensation expense, certain accruals and revenue recognition.

The Company has restated its audited consolidated financial statements for the years ending December 31, 2013, December 31, 2012 and December 31, 2011 and the related disclosures for 2013 and 2012 as necessary. The Company has not amended its previously filed Annual Reports on Form 10-K for the years ended December 31, 2013, 2012 and 2011 or its Quarterly Reports on Form 10-Q for the three month periods ending March 31 and June 30, 2014 or March 31, June 30 and September 30, 2013, 2012 and 2011, except to correct these errors, except as provided in this Form 10-K.

The impact of the Restatement on the consolidated statements of operations and consolidated statements of cash flows for the years ended December 31, 2013, 2012 and 2011, and the consolidated balance sheets for the years then ended are presented below. In addition, see Note 15–Quarterly Financial Data (unaudited), for the effects of the Restatement on net income and cash flows for the quarters in 2014, 2013, 2012 and 2011 and the balance sheets for the quarterly periods then ended.

The Restatement adjustments had no impact on the cash and cash equivalent balances as of December 31, 2014 or during the Restated Period. The Restatement had an impact on net cash flows from operating activities, investing activities and financing activities. These impacts were offsetting within any of the Restated Periods.

Impact of Restatement

The impact of the adjustments that affected net income tended to offset each other over the Restated Period with respect to many of the entries recorded and described below; therefore, the net adjustment for the entire restatement period is smaller than the adjustments made in certain quarters. The restated and revised financial statements include the following types of adjustments:

1.

Revenue recognition: Certain accruals of revenue or related reserves were incorrectly recorded beginning in the quarter ended September 30, 2011 and continuing through the end of the quarter ended June 30, 2013.

2.

Management incentive plan expense: Accruals for the management incentive plan (“MIP”) expense were recorded incorrectly beginning in the quarter ended December 31, 2010 and continuing through the quarter ended June 30, 2012.

3.

Search engine marketing expense: During the Restated Periods, reconciliations of the accrued cost of search engine marketing expenses were not properly prepared, causing these expenses to be accrued incorrectly in those periods.

4.

Information technology: Some service and maintenance costs were depreciated over periods that were longer than those supported by the underlying contracts. In addition, during the Restated Periods, certain information technology expenses were incorrectly recorded as fixed assets.

5.

Contingent consideration: Certain accruals and subsequent payments were incorrectly accounted for as consideration transferred and initially recognized as contingent liabilities in acquisition accounting related to the acquisition of certain entities. We determined that these payments should be recognized as compensation expense.

6.

Professional fees: Certain accruals for professional fees were not recorded in the proper periods. There was no net adjustment to professional fee expense for the restated periods, because the adjustments to the periods offset.

7.

Restructuring: From the fourth quarter of 2010 through the third quarter of 2012, certain payments to employees were recorded as restructuring charges. We determined that such payments should have been recorded as compensation expense due to the terms of the employment contracts in force.

8.	Income tax expense: Certain income tax provisions were not properly prepared during the Restated Periods, causing these expenses to be accrued incorrectly in those periods.

9.

Other: In addition to making the adjustments described above, the Company also recorded other adjustments related to capitalized labor, expense accruals, allowances against accounts receivable, amortization expense, compensation expense, revenue, and other items identified during the Restatement process. These included adjustments related to certain items that had been previously identified but not recorded because they had been deemed at the time in the aggregate not to be material to the financial statements.

The following tables include the impact of the Restatement adjustments on our consolidated financial statements. Unrelated to the Restatement, during the quarter ended September 30, 2014, the Company announced that it had commenced the process of divesting its operations in China. This component has been classified as discontinued operations in the consolidated financial statements resulting in reclassifications for all periods presented.

Following are the restated Consolidated Balance Sheets (in thousands, except per share data):

	December 31,				December 31,
	2013	Restatement		Discontinued	2013
	As filed	adjustments	Reclassification	operations	As restated
Assets
Cash and cash equivalents	$230,071	$-	$-	$(397)	$229,674
Accounts receivable, net	61,962	-	-	(103)	61,859
Deferred income taxes	7,155	2,103	-	-	9,258
Prepaid expenses and other current assets	9,736	4,136	-	(285)	13,587
Assets held for sale	-	-	-	1,476	1,476
Total current assets	308,924	6,239	-	691	315,854
Furniture, fixtures and equipment, net	12,930	(1,161)	-	(511)	11,258
Intangible assets, net	350,206	(2,851)	-	(180)	347,175
Goodwill	611,975	(742)	-	-	611,233
Other assets	12,776	599	-	-	13,375
Total assets	$1,296,811	$2,084	$-	$-	$1,298,895

Liabilities and Stockholders' Equity
Liabilities
Accounts payable	$7,149	$-	$-	$(5)	$7,144
Accrued expenses	40,546	(1,846)	-	(14)	38,686
Deferred revenue and customer deposits	3,792	-	-	(127)	3,665
Accrued interest	7,379	-	-	-	7,379
Other current liabilities	24,595	-	-	(26)	24,569
Liabilities subject to sale	-	-	-	172	172
Total current liabilities	83,461	(1,846)	-	-	81,615
Deferred income taxes	51,699	4,801	-	-	56,500
Long term debt, net of unamortized discount	297,021	-	-	-	297,021
Other liabilities	25,668	2,518	-	-	28,186
Total liabilities	457,849	5,473	-	-	463,322

Commitments and contingencies

Stockholders' equity
Common stock, par value $.01 per share	1,017	-	-	-	1,017
Additional paid-in capital	864,152	-	-	-	864,152
Accumulated deficit	(25,266)	(3,545)	-	-	(28,811)
Less: Treasury stock, at cost	(591)	(1)	-	-	(592)
Accumulated other comprehensive (loss) income	(350)	157	-	-	(193)
Total stockholders' equity	838,962	(3,389)	-	-	835,573
Total liabilities and stockholders' equity	$1,296,811	$2,084	$-	$-	$1,298,895

	December 31,				December 31,
	2012	Restatement		Discontinued	2012
	As filed	adjustments	Reclassification	operations	As restated
Assets
Cash and cash equivalents	$83,590	$-	$-	$(328)	$83,262
Accounts receivable, net	52,598	(305)	-	-	52,293
Deferred income taxes	3,763	(400)	-	-	3,363
Prepaid expenses and other current assets	13,691	9,530	-	(223)	22,998
Assets held for sale	-	-	-	1,231	1,231
Total current assets	153,642	8,825	-	680	163,147
Furniture, fixtures and equipment, net	10,024	(1,167)	-	(533)	8,324
Intangible assets, net	382,732	(5,805)	-	(147)	376,780
Goodwill	602,173	(742)	-	-	601,431
Other assets	11,579	196	-	-	11,775
Total assets	$1,160,150	$1,307	$-	$-	$1,161,457

Liabilities and Stockholders' Equity
Liabilities
Accounts payable	$8,227	$-	$-	$(6)	$8,221
Accrued expenses	22,033	43	-	(16)	22,060
Deferred revenue and customer deposits	3,861	-	-	(111)	3,750
Accrued interest	10,588	-	-	-	10,588
Other current liabilities	6,399	(1,315)	-	(9)	5,075
Liabilities subject to sale	-	-	-	142	142
Total current liabilities	51,108	(1,272)	-	-	49,836
Deferred income taxes	64,482	4,780	-	-	69,262
Long term debt, net of unamortized discount	193,943	-	-	-	193,943
Other liabilities	22,466	1	-	-	22,467
Total liabilities	331,999	3,509	-	-	335,508

Commitments and contingencies

Stockholders' equity
Common stock, par value $.01 per share	1,000	-	-	-	1,000
Additional paid-in capital	843,393	14	-	-	843,407
Accumulated deficit	(15,264)	(2,351)	-	-	(17,615)
Less: Treasury stock, at cost	(591)	(1)	-	-	(592)
Accumulated other comprehensive (loss) income	(387)	137	-	-	(250)
Total stockholders' equity	828,151	(2,201)	-	-	825,950
Total liabilities and stockholders' equity	$1,160,150	$1,308	$-	$-	$1,161,458

	December 31,				December 31,
	2011	Restatement		Discontinued	2011
	As filed	adjustments	Reclassification	operations	As restated
Assets
Cash and cash equivalents	$56,213	$-	$-	$(625)	$55,588
Accounts receivable, net	60,543	1,055	-	(3)	61,595
Deferred income taxes	24,690	(16,577)	-	-	8,113
Prepaid expenses and other current assets	2,535	1,059	-	(140)	3,454
Assets held for sale	-	-	-	1,298	1,298
Total current assets	143,981	(14,463)	-	530	130,048
Furniture, fixtures and equipment, net	9,065	(639)	-	(429)	7,997
Intangible assets, net	378,240	(2,171)	-	(101)	375,968
Goodwill	595,522	(1,337)	-	-	594,185
Other assets	10,604	-	-	-	10,604
Total assets	$1,137,412	$(18,610)	$-	$-	$1,118,802

Liabilities and Stockholders' Equity
Liabilities
Accounts payable	$9,564	$2,218	$-	$(8)	$11,774
Accrued expenses	26,288	(3,006)	-	(144)	23,138
Deferred revenue and customer deposits	5,891	-	-	(157)	5,734
Accrued interest	10,588	-	-	-	10,588
Other current liabilities	3,969	(1,378)	-	(23)	2,568
Liabilities subject to sale	-	-	-	332	332
Total current liabilities	56,300	(2,166)	-	-	54,134
Deferred income taxes	82,670	(15,474)	-	-	67,196
Long term debt, net of unamortized discount	193,613	-	-	-	193,613
Other liabilities	16,367	(1,020)	-	-	15,347
Total liabilities	348,950	(18,660)	-	-	330,290

Commitments and contingencies

Stockholders' equity
Common stock, par value $.01 per share	1,000	-	-	-	1,000
Additional paid-in capital	832,797	-	-	-	832,797
Accumulated deficit	(44,595)	(65)	-	-	(44,660)
Less: Treasury stock, at cost	-	-	-	-	-
Accumulated other comprehensive (loss) income	(740)	115	-	-	(625)
Total stockholders' equity	788,462	50	-	-	788,512
Total liabilities and stockholders' equity	$1,137,412	$(18,610)	$-	$-	$1,118,802

Following are the restated Consolidated Statements of Comprehensive Income (in thousands, except share and per share data):

	Year ended
	December 31,				December 31,
	2013	Restatement		Discontinued	2013
	As filed	adjustments	Reclassification	Operations	As restated

Revenue	$457,433	$200	$-	$(697)	$456,936

Costs and expenses:
Cost of revenue (excludes depreciation and amortization)	151,050	1,779	111,242	(39)	264,032
Sales and marketing	-	-	25,073	(156)	24,917
Sales	15,067	-	(15,067)	-	-
Marketing	113,478	-	(113,478)	-	-
Product development and technology	18,746	605	3,023	-	22,374
General and administrative	56,134	(332)	(10,793)	(1,384)	43,625
Acquisition, offering and related expenses	50	31	-	-	81
Changes in fair value of contingent acquisition consideration	16,065	1,315	-	-	17,380
Depreciation and amortization	60,127	(3,593)	-	(358)	56,176
Total costs and expenses	430,717	(195)	-	(1,937)	428,585
Income from operations	26,716	395	-	1,240	28,351

Interest and other expenses, net	24,982	-	-	(3)	24,979
Loss on early extinguishment of debt	17,175	-	-	-	17,175

(Loss) income before taxes	(15,441)	395	-	1,243	(13,803)
Income tax (benefit) expense	(5,439)	1,589	-	-	(3,850)
Net loss from continuing operations	(10,002)	(1,194)	-	1,243	(9,953)
Net loss from discontinued operations, net of income taxes	-	-	-	(1,243)	(1,243)
Net (loss) income	$(10,002)	$(1,194)	$-	$-	$(11,196)

Basic net (loss) income per share:
Continuing operations	$(0.10)	$-		$-	$(0.10)
Discontinued operations	-	-		(0.01)	(0.01)
Basic net (loss) income per share	$(0.10)	-		(0.01)	$(0.11)

Diluted net (loss) income per share:
Continuing operations	$(0.10)	$(0.01)		$0.01	$(0.10)
Discontinued operations	-	(0.01)		-	(0.01)
Diluted net loss per share	$(0.10)	(0.02)		0.00	$(0.11)

Weighted average common shares outstanding:
Basic	100,108,316				100,108,316
Diluted	100,108,316				100,108,316

Net (loss) income	$(10,002)	$(1,194)	$-	$-	$(11,196)
Other comprehensive income, net of tax	37	(16)	-	36	57
Comprehensive loss	$(9,965)	$(1,210)	$-	$36	$(11,139)

	Year ended
	December 31,				December 31,
	2012	Restatement		Discontinued	2012
	As filed	adjustments	Reclassification	Operations	As restated

Revenue	$457,164	$(944)	$-	$(251)	$455,969

Costs and expenses:
Cost of revenue (excludes depreciation and amortization)	146,357	2,299	124,405	(31)	273,030
Sales and marketing	-	123	24,043	(69)	24,097
Sales	16,114	-	(16,114)	-	-
Marketing	126,222	-	(126,222)	-	-
Product development and technology	17,023	696	474	-	18,193
General and administrative	37,431	2,037	(6,586)	(1,004)	31,878
Legal settlements	874	-	-	-	874
Acquisition, offering and related expenses	335	266	-	-	601
Restructuring charges	-	267	-	-	267
Changes in fair value of contingent acquisition consideration	(2,645)	259	39	-	(2,347)
Depreciation and amortization	52,854	(1,773)	-	(247)	50,834
Total costs and expenses	394,565	4,174	39	(1,351)	397,427
Income from operations	62,599	(5,118)	(39)	1,100	58,542

Interest and other expenses, net	25,771	(198)	(39)	(1)	25,533

Income (loss) before taxes	36,828	(4,920)	-	1,101	33,009
Income tax expense (benefit)	7,497	(2,634)	-	-	4,863
Net income (loss) from continuing operations	29,331	(2,286)	-	1,101	28,146
Net loss from discontinued operations, net of income taxes	-	-	-	(1,101)	(1,101)
Net income (loss)	$29,331	$(2,286)	$-	$-	$27,045

Basic net income (loss) per share:
Continuing operations	$0.29	$(0.02)		$0.01	$0.28
Discontinued operations	-	-		(0.01)	(0.01)
Basic net income (loss) per share	$0.29	(0.02)		-	$0.27

Diluted net income (loss) per share:
Continuing operations	$0.29	$(0.02)		$0.01	$0.28
Discontinued operations	-	(0.01)		(0.01)	(0.01)
Diluted net income per share	$0.29	(0.03)		(0.01)	$0.27

Weighted average common shares outstanding:
Basic	99,985,782	99,985,782		99,985,782	99,985,782
Diluted	100,831,459	100,831,459		100,831,459	100,831,459

Net income (loss)	$29,331	$(2,286)	$-	$-	$27,045
Other comprehensive income, net of tax	353	(137)	-	159	375
Comprehensive income	$29,684	$(2,423)	$-	$159	$27,420

	Year ended
	December 31,				December 31,
	2011	Restatement		Discontinued	2011
	As filed	adjustments	Reclassification	operations	As restated

Revenue	$424,201	$460	$-	$(336)	$424,325

Costs and expenses:
Cost of revenue (excludes depreciation and amortization)	143,710	210	88,287	(32)	232,175
Sales and marketing	-	-	21,853	(187)	21,666
Sales	12,980	-	(12,980)	-	-
Marketing	86,053	-	(86,053)	-	-
Product development and technology	14,866	366	1,876	-	17,108
General and administrative	36,662	3,713	(12,984)	(1,083)	26,308
Acquisition, offering and related expenses and related party fees	44,248	(2,905)	-	-	41,343
Restructuring charges	1,272	(900)	-	-	372
Changes in fair value of contingent acquisition consideration	292	-	(271)	-	21
Depreciation and amortization	43,536	(294)	-	(203)	43,039
Total costs and expenses	383,619	190	(272)	(1,505)	382,032
Income from operations	40,582	270	272	1,169	42,293

Interest and other expenses, net	31,787	(252)	271	-	31,806
Loss on early extinguishment of debt	16,629	(3)	1	-	16,627

(Loss) income before taxes	(7,834)	525	-	1,169	(6,140)
Income tax expense (benefit)	5,588	2	-	-	5,590
Net loss from continuing operations	(13,422)	523	-	1,169	(11,730)
Net loss from discontinued operations, net of income taxes	-	-	-	(1,169)	(1,169)
Net (loss) income	$(13,422)	$523	$-	$-	$(12,899)

Basic net (loss) income per share:
Continuing operations	$(0.14)	$-	$-	$-	$(0.12)
Discontinued operations	-	-	-	(0.01)	(0.02)
Basic net (loss) income per share	$(0.14)	-	-	(0.01)	$(0.14)

Diluted net (loss) income per share:
Continuing operations	$(0.14)	$0.01	$-	$0.01	$(0.12)
Discontinued operations	-	(0.01)	-	-	(0.02)
Diluted net loss per share	$(0.14)	(0.00)	(0.01)	0.00	$(0.14)

Weighted average common shares outstanding:
Basic	94,160,687				94,160,687
Diluted	94,160,687				94,160,687

Net (loss) income	$(13,422)	$523	$-	$-	$(12,899)
Other comprehensive income, net of tax	-	6	-	15	21
Comprehensive loss	$(13,422)	$529	$-	$15	$(12,878)

Following are the restated Consolidated Statements of Cash Flows (in thousands):

	Year ended
	December 31,				December 31,
	2013	Restatement		Discontinued	2013
	As Filed	adjustments	Reclassification	operations	As Restated
Net cash flows provided by (used in) operating activities - continuing operations	$105,303	$(3,416)	$-	$(402)	$101,485
Net cash flows provided by operating activities - discontinued operations	-	-	-	402	402
Net cash flows provided by (used in) operating activities	$105,303	$(3,416)	$-	$-	$101,887

Net cash flows (used in) provided by investing activities - continuing operations	$(33,213)	$630	$-	$369	$(32,214)
Net cash flows (used in) investing activities - discontinued operations	-	-	-	(369)	(369)
Net cash flows (used in) provided by investing activities	$(33,213)	$630	$-	$-	$(32,583)

Net cash flows provided by financing activities - continuing operations	$74,410	$2,786	$-	$-	$77,196
Net cash flows provided by financing activities - discontinued operations	-	-	-	-	-
Net cash flows provided by financing activities	$74,410	$2,786	$-	$-	$77,196

	Year ended
	December 31,				December 31,
	2012	Restatement		Discontinued	2012
	As Filed	adjustments	Reclassification	operations	As Restated
Net cash flows provided by (used in) operating activities - continuing operations	$77,281	$(7,332)	$-	$58	$70,007
Net cash flows used in operating activities - discontinued operations	-	-	-	(58)	(58)
Net cash flows provided by (used in) operating activities	$77,281	$(7,332)	$-	$-	$69,949

Net cash flows (used in) provided by investing activities - continuing operations	$(45,334)	$5,935	$-	$398	$(39,001)
Net cash flows used in investing activities - discontinued operations	-	-	-	(398)	(398)
Net cash flows (used in) provided by investing activities	$(45,334)	$5,935	$-	$-	$(39,399)

Net cash flows (used in) provided by financing activities - continuing operations	$(4,741)	$1,397	$-	$-	$(3,344)
Net cash flows provided by (used in) financing activities - discontinued operations	-	-	-	-	-
Net cash flows (used in) provided by financing activities	$(4,741)	$1,397	$-	$-	$(3,344)

	Year ended
	December 31,				December 31,
	2011	Restatement		Discontinued	2011
	As Filed	adjustments	Reclassification	operations	As Restated
Net cash flows provided by (used in) operating activities - continuing operations	$48,315	$(489)	$-	$(598)	$47,228
Net cash flows provided by (used in) operating activities - discontinued operations	-	-	-	598	598
Net cash flows provided by (used in) operating activities	$48,315	$(489)	$-	$-	$47,826

Net cash flows (used in) provided by investing activities - continuing operations	$(95,712)	$489	$-	$345	$(94,878)
Net cash flows used in investing activities - discontinued operations	-	-	-	(345)	(345)
Net cash flows (used in) provided by investing activities	$(95,712)	$489	$-	$-	$(95,223)

Net cash flows used in financing activities - continuing operations	$(11,797)	$-	$-	$-	$(11,797)
Net cash flows used in financing activities - discontinued operations	-	-	-	-	-
Net cash flows used in financing activities	$(11,797)	$-	$-	$-	$(11,797)

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

We consider all highly liquid debt investments with an original maturity of less than three months when purchased, to be cash equivalents. The carrying value of these investments approximates fair value. As of December 31, 2014, our cash and cash equivalents consisted of approximately $140.2 million of operating cash subject to the $250,000 FDIC insured deposit limit, and approximately $1.5 million held in British pound sterling.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to make required payments. We look at historical write-offs and sales growth when determining the adequacy of the allowance. Should the financial condition of our customers deteriorate, resulting in an impairment of their ability to make payments, or if the level of accounts receivable increases, the need for possible additional allowances may be necessary. Any additions to the allowance for doubtful accounts are recorded as bad debt expense and included in general and administrative expenses. During the years ended December 31, 2014, 2013 and 2012 we charged approximately $494,000,  $499,000 and $661,000, respectively, to bad debt expense. During the years ended December 31, 2014, 2013 and 2012 we wrote off (net of recoveries) approximately $387,000,  $642,000 and $1.7 million, respectively, of accounts deemed uncollectible.

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

For debt securities that do not meet the above criteria and the Company does not expect to recover a security’s amortized cost basis, the security is considered other-than-temporarily impaired. The amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income. For debt securities for which we have recognized an other-than-temporary impairment through earnings, if through subsequent evaluation there is a significant increase in the cash flow expected, the difference between the amortized cost basis and the cash flows expected to be collected is accreted as interest income.

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are stated at cost less accumulated depreciation, and are depreciated on a straight-line basis over the estimated useful lives of the assets which range from three to seven years. Expenditures related to maintenance, support and subscriptions are expensed as incurred. Leasehold improvements are depreciated on a straight-line basis over the shorter of the lease term or the estimated useful lives of the improvements, not to exceed twenty years. Certain equipment held under capital leases are classified as equipment and the related obligations are recorded as capital lease obligations.

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

Impairment of Long-Lived Assets Including Intangible Assets with Finite Lives

ASC 360, Property, Plant and Equipment, requires that long-lived assets including intangible assets with finite lives be amortized over their estimated useful life and reviewed for impairment. We continually monitor events and changes in circumstances that could indicate carrying amounts of our long-lived assets may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of such assets by determining whether the carrying value will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of such assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.

There was no impairment of long-lived assets including intangible assets with finite lives for the years ended December 31, 2014, 2013 and 2012.

Goodwill

The Company records the excess of purchase price over the fair value of the net tangible and identified intangible assets acquired as goodwill. The goodwill is tested for impairment annually, as well as when an event, or change in circumstances, indicates an impairment may have occurred. In accordance with ASC 350, Intangibles—Goodwill and Other, we first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (a likelihood of more than 50%) that the fair value of our reporting unit is less than its carrying amount. We perform this assessment annually, on October 1st of each year, or more frequently, if facts and circumstances warrant a review, at the reporting unit level. If after assessing the qualitative factors, we determine that it is not more likely than not that the fair value of the reporting unit is less than the carrying value then we conclude that we have no goodwill impairment and no further testing is performed, otherwise, we proceed to the two-step process. The first step under the two step process, since the carrying amount of our reporting unit is greater than zero, is to compare the fair value of the reporting unit to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded. We performed impairment evaluations in each period presented and concluded that there was no impairment of goodwill. When the Company moved to segment reporting in the quarter ended September 30, 2014, the evaluation of the impairment of goodwill was performed at the segment level.

Website and Internal-Use Software Development Costs

We account for website development costs under ASC 350-50, Intangibles—Goodwill and Other—Website Development Costs. ASC 350-50 provides guidance on the accounting for the costs of development of company websites, dividing the website development costs into five stages: (i) the planning stage, during which the business and/or project plan is formulated and functionalities, necessary hardware and technology are determined, (ii) the website application and infrastructure development stage, which involves acquiring or developing hardware and software to operate the website, (iii) the graphics development stage, during which the initial graphics and layout of each page are designed and coded, (iv) the content development stage, during which the information to be presented on the website, which may be either textual or graphical in nature, is developed, and (v) the operating stage, during which training, administration, maintenance and other costs to operate the existing website are incurred. The costs incurred in the website application and infrastructure stage, the graphics development stage and the content development stage are capitalized; all other costs are expensed as incurred. In addition, the Company incurs costs to develop software for internal use which are accounted for under ASC 350-40, Intangibles—Goodwill and Other—Internal-Use Software. The Company expenses all costs that relate to the preliminary project and post-implementation operation phases of development as product development expense. Costs incurred in the application development phase are capitalized until the project is completed and the asset is placed in service. The Company capitalized website and internal-use software development costs totaling approximately $7.3 million, $5.9 million and $5.2 million during the years ended December 31, 2014, 2013 and 2012, respectively which are recorded as a component of other assets on the balance sheet. These amounts are amortized over a three year period upon being placed into service and transferred to furniture, fixtures and equipment.

Basic and Diluted Income (Loss) Per Share

We compute basic income (loss) per share by dividing net income (loss) for the year by the weighted average number of shares outstanding for the year. Diluted income (loss) per share includes the effects of dilutive common stock equivalents, consisting of outstanding share-based awards, in accordance with ASC 718, Compensation—Stock Compensation, to the extent the effect is not antidilutive, using the treasury stock method. Since we had a net loss attributable to common shareholders, basic and diluted loss per share are the same for the year ended December 31, 2013.

Deferred Compensation Plan

During 2002, we established a non-qualified deferred compensation plan that permitted eligible employees to defer a portion of their compensation. The deferred compensation liability (other non-current liabilities) was $228,000 and $222,000 at December 31, 2014 and 2013, respectively. We have established a grantor trust (Rabbi Trust) to provide funding for benefits payable under our non-qualified deferred compensation plan. The assets held in the trust amounted to $172,000 and $168,000 at December 31, 2014 and 2013, respectively. The Rabbi Trust’s assets consist of short-term cash investments and a managed portfolio of equity securities. These assets are included in other assets in the accompanying consolidated balance sheets. The plan is no longer accepting additional deferrals.

Deferred Financing Costs

In connection with the issuance of the Senior Notes on August 7, 2013, the Company incurred approximately $7.2 million in underwriting fees and direct costs that have been classified as deferred financing costs related to the issuance of the Senior Notes, which are amortized to interest expense using the effective interest method over the term of the related debt.

In connection with the issuance of the Credit Agreement in an aggregate amount of $70.0 million in August 2013, the Company incurred $1.5 million in bank and legal fees. These fees have been classified as deferred financing costs and are being amortized to interest expense using an effective interest method over the term of the Credit Agreement.

During the years ended December 31, 2014, 2013 and 2012, we amortized approximately $1.6 million, $2.1 million and $2.2 million, respectively, in deferred financing costs which is recorded in interest expense. In addition, the Company expensed approximately $3.4 million of deferred financing cost in August 2013 as a result of the redemption of $195.0 million aggregate principal amount of outstanding Senior Secured Notes, respectively, which are included in loss on early extinguishment of debt on the accompanying consolidated statements of comprehensive income (loss). At December 31, 2014 and 2013, deferred financing costs had a balance of approximately $6.9 million and $8.1 million, respectively, and are included in other assets on the accompanying consolidated balance sheets.

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

Foreign Currency Translation

Our foreign operations generally use the local currency as their functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Income statement items are translated at the prevailing monthly average rate of exchange. The impact of currency fluctuations is recorded in accumulated other comprehensive loss as a currency translation adjustment.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other gains (losses) for foreign currency translation that, under accounting principles generally accepted in the United States, are excluded from net income (loss).

Revenue Recognition

Online revenue comprised 99%,  98% and 98% of total revenues during the years ended December 31, 2014, 2013 and 2012, respectively. Online advertising is monetized through the sale of advertising and sponsorships through displays, hyperlinks, and lead generation within the many owned and operated websites of our Online Network. In general, the amount of advertising we sell is a function of a number of market conditions including (i) the number of visitors to our Online Network, (ii) the number of ad pages we serve to those visitors, (iii) the click-through rate of our visitors on hyperlinks, (iv) the number of advertisements per page, (v) the rate at which visitors apply for and are approved for financial product offerings, and (vi) advertiser demand.

The print publishing and licensing business is primarily engaged in the sale of advertising in the Mortgage Guide and CD & Deposit Guide rate tables, newsletter subscriptions, and licensing of research information.

Consumer Inquiry Revenue

In the banking segment, we deliver consumer inquiries in the form of clicks and calls and recognize revenue monthly for each inquiry based on the number of clicks at a fixed cost-per-click-for our mortgage and deposit and other banking products. Additionally, we recognize revenue based on the number of calls at a contracted rate per-call.

In the credit card segment, we deliver consumer inquiries as a click or call to our advertisers and recognize revenue on a per-completed or approved application basis.

In the insurance segment we deliver consumer inquiries in the form of leads, clicks and calls. We recognize revenue from delivered clicks at the cost-per-click contracted for during an auction bidding process for inclusion in a click listing of insurance links and we recognize revenue on a per-lead basis based on the number of valid leads delivered. In addition, we recognize revenue based on the number of validly transferred calls at a contracted rate per-call.

In the senior care vertical we deliver consumer inquiries to senior care facilities after qualifying them through our call center and matching them to a number of potential facilities. We recognize revenue per consumer that actually moves into a facility that we have referred them to. We have also entered into revenue sharing arrangements with our vertical content and affiliate partners based on the revenue earned from their consumer inquiries.

Revenue is recorded at gross amounts and partnership and affiliate payments are recorded in cost of revenue, pursuant to the provisions of ASC Topic 605-45, Reporting Revenue Gross as a Principal versus Net as an Agent.

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

Marketing expense

Marketing costs represent expenses associated with expanding brand awareness of our products and services to consumers and included print and internet advertising, marketing and promotion costs. Marketing costs are expensed as incurred within sales and marketing expenses.

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

Level 1—Quoted prices in active markets for identical assets or liabilities.

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

Contingent liabilities include contingent acquisition consideration in connection with certain earnout provisions included in certain of the Company’s acquisitions. The contingent liabilities are recognized at fair value on the acquisition date and remeasured each reporting period with subsequent adjustments recognized in the consolidated statements of income. The fair value of the contingent acquisition consideration liability is expected to increase each period with the recognition of change in fair value of contingent consideration resulting from the passage of time at the applicable discount rate as we approach the payment dates of the contingent consideration absent any significant changes in assumptions related to the valuation or the probability of payment. Contingent acquisition consideration is valued using significant inputs that are not observable in the market which are defined as Level 3 inputs. The Company believes its estimates and assumptions are reasonable, however, there is significant judgment involved. See Note 8 for further information.

Stock-Based Compensation

We account for share-based compensation in accordance with ASC 718, Compensation—Stock Compensation. Under the fair value recognition provisions of ASC 718, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. The valuation provisions of ASC 718 apply to new grants and to grants that were outstanding as of the effective date of ASC 718 and are subsequently modified. See Note 9 for further information regarding our stock-based compensation assumptions and expense.

New Accounting Pronouncements

Recently Adopted Pronouncements

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. (“ASU”) 2013-05, Foreign Currency Matters (Topic 830): “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” Under this guidance, when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity, the parent is required to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income. The Company adopted this amendment on January 1, 2014, as required, and it did not have a material impact on the Company's consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The amendments in ASU 2013-11 require an entity to present an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss ("NOL") carryforward, a similar tax loss, or a tax credit carryforward except when: (i) a NOL carryforward, a similar tax loss, or a tax credit carryforward is not available as of the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position; or (ii) the entity does not intend to use the deferred tax asset for this purpose (provided that the tax law permits a choice). If either of these conditions exists, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. The amendment does not affect the recognition or measurement of uncertain tax positions under ASC 740. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. The Company adopted this amendment on January 1, 2014, as required, and it did not have a material impact on the Company's consolidated financial statements.

Recently Issued Pronouncements, Not Adopted as of December 31, 2014

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which amends the definition of a discontinued operation and requires entities to provide additional disclosures about disposal transactions that do not meet the discontinued operations criteria. This ASU requires discontinued operations treatment for disposals of a component or group of components of an entity that represent a strategic shift that has or will have a major impact on an entity’s operations or financial results. ASU 2014-08 also expands the scope of ASC 205-20, “Discontinued Operations,” to disposals of equity method investments and acquired businesses held for sale. This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. The adoption of this accounting pronouncement is not expected to have an impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09: “Revenue from Contracts with Customers.” The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is not permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Allow a Performance Target to Be Achieved After the Requisite Service Period,” which requires that a performance target that could be achieved after the requisite service period be treated as a performance condition that affects the vesting of the award. This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this accounting pronouncement is not expected to have an impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and to provide related footnote disclosures in certain circumstances. This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The adoption of this accounting pronouncement is not expected to have an impact on the Company’s consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, “Income Statement – Extraordinary and Unusual Items.” This guidance eliminates the concept of an extraordinary item, which required that an entity separately classify, present, and disclose extraordinary events and transactions, on the income statement, net of tax after earnings from continuing operations and disclose applicable income taxes and earnings per share date applicable to the extraordinary item. This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and may be applied prospectively and retrospectively. The Company is currently evaluating the impact on its consolidated financial statements of adopting this new guidance but at this time does not expect it to have an impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Imputation of Interest – Simplifying the Presentation of Debt Issuance Costs.” This guidance requires that the debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the debt liability, consistent with the presentation of a debt discount. This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the impact on its consolidated financial statements of adopting this new guidance but at this time does not expect it to have an impact on the Company’s consolidated financial statements.

NOTE 4 – FINANCIAL STATEMENT DETAILS

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,	December 31,
	2014	2013
(In thousands)		(restated)
Prepaid income taxes	$27,456	$4,417
Other current assets	8,196	9,170
	$35,652	$13,587

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment consisted of the following:

	December 31,	December 31,
	2014	2013
(In thousands)		(restated)
Furniture and fixtures	$936	$759
Computers and software	33,757	25,074
Equipment	1,423	1,233
Leasehold improvements	1,939	1,716
	38,055	28,782
Less accumulated depreciation and amortization	24,756	17,524
	$13,299	$11,258

Depreciation expense was approximately $6.9 million, $5.8 million and $5.0 million for the years ended December 31, 2014, 2013 and 2012. The net book value of equipment recorded under capital leases was approximately $13,000 and $21,000 at December 31, 2014 and 2013, respectively.

Accrued Expenses

Accrued expenses consisted of the following:

	December 31,	December 31,
	2014	2013
(In thousands)		(restated)
Income and franchise taxes	$1,551	$10,492
Accrued payroll and related benefits	8,152	8,409
Due to distribution partners	8,448	7,539
Marketing	4,883	4,269
Accrued SEC settlement	15,000	-
Other	7,996	7,977
	$46,030	$38,686

Other Current Liabilities

Other current liabilities consisted of the following:

	December 31,	December 31,
	2014	2013
(In thousands)		(restated)
Current contingent acquisition consideration	$13,623	$24,529
Other	6	40
	$13,629	$24,569

Other Liabilities

Other liabilities consisted of the following:

	December 31,	December 31,
	2014	2013
(In thousands)		(restated)
Noncurrent contingent acquisition consideration	$5,448	$14,348
Liability for uncertain tax positions	5,174	13,615
Other	227	223
	$10,849	$28,186

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

Goodwill activity for the year ended December 31, 2014 is shown below:

(In thousands)
Balance, January 1, 2014 (restated)	$611,233
Acquisition of Caring, Inc.	22,998
Acquisition of certain assets and liabilities of various entities	7,318
Adjustment during the measurement period of previous acquisition	(182)
Balance, December 31, 2014	$641,367

Intangible assets consist primarily of domain names and URLs, customer relationships, affiliate relationships and developed technologies. Intangible assets are being amortized over their estimated useful lives on both straight-line and accelerated bases. During the year ended December 31, 2012, the Company shortened the useful lives of certain developed technology intangible assets and recorded an additional $274,000 of amortization expense as a result of the change in estimate.

Intangible assets subject to amortization were as follows as of December 31, 2014:

(In thousands)	Cost	Accumulated Amortization	Net	Weighted Average Amortization Period Years
Trademarks and URLs	$293,241	$(75,176)	$218,065	15.7
Customer relationships	223,906	(122,201)	101,705	8.7
Affiliate relationships	22,780	(12,617)	10,163	8.3
Developed technology	27,728	(18,673)	9,055	4.5
	$567,655	$(228,667)	$338,988	12.1

Intangible assets subject to amortization were as follows as of December 31, 2013:

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Period Years
(In thousands)	(restated)	(restated)	(restated)
Trademarks and URLs	$253,400	$(52,654)	$200,746	16.9
Customer relationships	224,041	(96,523)	127,518	8.7
Affiliate relationships	22,740	(11,721)	11,019	8.3
Developed technology	24,134	(16,242)	7,892	4.4
	$524,315	$(177,140)	$347,175	12.4

Amortization expense for the years ended December 31, 2014, 2013 and 2012 was approximately $51.7 million, $50.4 million and $45.8 million, respectively.

Future amortization expense as of December 31, 2014 is expected to be:

Amortization
(In thousands)	Expense
2015	$53,991
2016	53,035
2017	48,296
2018	38,594
2019	26,046
Thereafter	119,026
Total expected amortization expense for intangible assets	$338,988

NOTE 6 – EARNINGS PER SHARE

We compute basic earnings per share by dividing net income (loss) for the period by the weighted average number of shares outstanding for the period. Diluted earnings per share includes the effects of dilutive common stock equivalents, consisting of outstanding stock-based awards, in accordance with ASC 718, Compensation – Stock Compensation, to the extent the effect is not anti-dilutive, using the treasury stock method.

The following table presents the computation of basic and diluted earnings per share:

	Year ended
	December 31,	December 31,	December 31,
(In thousands, except share and per share data)	2014	2013	2012
		(restated)	(restated)
Net income (loss) from continuing operations	$6,093	$(9,953)	$28,146
Net loss from discontinued operations, net of income taxes	(921)	(1,243)	(1,101)
Net income (loss)	$5,172	$(11,196)	$27,045

Weighted average common shares outstanding for basic earnings per share	100,399,458	100,108,316	99,985,782
Additional dilutive shares related to share based awards	2,017,815	-	845,677
Weighted average common shares outstanding for diluted earnings per share	102,417,273	100,108,316	100,831,459

Basic net income (loss) per share:
Continuing operations	$0.06	$(0.10)	$0.28
Discontinued operations	(0.01)	(0.01)	(0.01)
Basic net income (loss) per share	$0.05	$(0.11)	$0.27

Diluted net income (loss) per share:
Continuing operations	$0.06	$(0.10)	$0.28
Discontinued operations	(0.01)	(0.01)	(0.01)
Diluted net income (loss) per share	$0.05	$(0.11)	$0.27

For the years ended December 31, 2014, 2013 and 2012, there were 733,960, 5,058,543 and 4,965,654 stock options, respectively, which are not included in the calculation of diluted earnings per share because their impact would have been anti-dilutive. For the year ended December 31, 2014, 2013 and 2012 there were 2,162,382, 973,193 and 0 restricted shares, respectively, which are not included in the calculation of diluted earnings per share because their impact would have been anti-dilutive. For the year ended December 31, 2014 and 2013, there were 1,020,720 and 419,500, respectively, of performance based restricted shares which are not included in the calculation of diluted earnings per share because their impact would have been anti-dilutive.

NOTE 7 – SEGMENT INFORMATION, GEOGRAPHIC DATA AND CONCENTRATIONS

No single country outside of the U.S. accounted for more than 10% of revenue during the years ended December 31, 2014, 2013 and 2012. There was one customer that accounted for 11% of net sales during the years ended December 31, 2014 and 2013 and there were two customers that each accounted for 10% of net sales during the year ended December 31, 2012. There were no customers with accounts receivable balances that constituted more than 10% of the accounts receivable balance as of December 31, 2014 and 2013.

Revenue related to the U.S. and international operations for the years ended December 31, 2014, 2013 and 2012, and long-lived assets related to the U.S. and international operations as of December 31, 2014 and December 31, 2013 are as follows:

	Year ended
	December 31,	December 31,	December 31,
(In thousands)	2014	2013	2012
		(restated)	(restated)
Revenue:
U.S.	$540,257	$451,381	$447,925
International	4,686	5,555	8,044
	$544,943	$456,936	$455,969

	December 31,	December 31,
(In thousands)	2014	2013
		(restated)
Long lived assets:
U.S.	$990,768	$966,149
International	2,886	3,517
Balance, end of period	$993,654	$969,666

During 2014, subsequent to Mr. Esterow’s appointment as the Company’s chief executive officer, the Company began a process in which it reevaluated and re-aligned the management structure of the operating units and how the chief operating decision maker manages, assesses performance and allocates resources for the business, which is based upon the separate financial information from the Company’s operating segments. In identifying the reportable segments, the Company also considered the nature of the services provided by its operating segments and other relevant factors. The Company aggregates certain of its operating segments into its reportable segments.

In evaluating and assessing performance of the Company’s operating segments, and when allocating resources to business units needed in accomplishing its strategic goals, the assets of the business units are not a primary consideration of the chief operating decision maker.

The reportable segments presented below represent the Company’s operating segments for which separate financial information is available and utilized on a regular basis by its chief operating decision maker, the Company’s chief executive officer, to assess performance and allocate resources. Management evaluates the operating results of each of the Company’s operating segments based upon revenue and “Adjusted EBITDA”, which we define as income from continuing operations before depreciation and amortization, interest, income taxes, changes in fair value of contingent acquisition consideration, stock-based compensation and non-recurring items such as loss on extinguishment of debt, legal settlements, acquisition, offering and related expenses, restructuring charges, CEO transition costs and costs related to unusual regulatory actions, the Internal Review, the Restatement and related litigation. The Company’s presentation of Adjusted EBITDA, a non-GAAP measure, may not be comparable to similarly titled measures used by other companies.

	Year ended
	December 31,	December 31,	December 31,
	2014	2013	2012
(In thousands)		(restated)	(restated)
Revenue:
Banking	$118,465	$109,057	$111,596
Credit Cards	226,869	192,173	138,718
Insurance	194,639	160,657	209,802
Other	4,970	(4,951)	(4,147)
Total Company	$544,943	$456,936	$455,969

	Year ended
	December 31,	December 31,	December 31,
	2014	2013	2012
(In thousands)		(restated)	(restated)
Adjusted EBITDA:
Banking	$44,854	$42,529	$45,805
Credit Cards	92,227	81,596	60,038
Insurance	25,223	11,843	24,849
Other	(19,282)	(13,761)	(11,551)
Total Adjusted EBITDA	$143,022	$122,207	$119,141

Interest and other expense	20,831	24,979	25,533
Depreciation and amortization	58,628	56,176	50,834
Change in fair value of contingent liabilities	3,633	17,380	(2,347)
Stock-based compensation expense (A)	17,067	12,148	9,121
Loss on extinguishment of debt	-	17,175	-
Acquisition, offering and related expenses	3,590	81	601
Restatement charges (B)	23,586	1,269	1,249
Impact of purchase accounting	556	-	-
Other non-recurring charges (C)	1,403	6,802	1,141
Income tax expense (benefit)	7,635	(3,850)	4,863
Net income (loss) from continuing operations	$6,093	$(9,953)	$28,146

(A)	Excludes $5.8 million related to CEO transition in 2013, which is included in Other non-recurring charges.
(B)	Restatement charges include expenses related to unusual regulatory actions, the Internal Review, restatement of our financial statements and related litigation.
(C)

Other non-recurring charges includes legal settlements of $1.4 million and $874,000 for the years ending December 31, 2014 and 2012, respectively, CEO transition costs of approximately $6.8 million (of which $5.8 million is stock-based compensation) for the year ended December 31, 2013, and restructuring charges of $267,000 for the year ended December 31, 2012.

NOTE 8 – FAIR VALUE MEASUREMENT

The carrying amounts of cash, accounts receivable and accrued interest approximate estimated fair value. In measuring the fair value of our long term debt, the Company used market information. These estimates require considerable judgment in interpreting market data, and changes in assumptions or estimation methods could significantly affect the fair value estimates.

The following table presents estimated fair value, and related carrying amounts, as of December 31, 2014 and December 31, 2013:

	December 31, 2014		December 31, 2013
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Liabilities:
Long term debt	$297,598	$280,500	$297,021	$312,000

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

The following tables present the Company’s fair value measurements of its contingent acquisition consideration as of December 31, 2014 and 2013 using the fair value hierarchy.

	Fair Value Measurement at December 31, 2014 Using
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurement:
Contingent acquisition consideration	$-	$-	$19,028	$19,028
Total recurring fair value measurements	$-	$-	$19,028	$19,028

	Fair Value Measurement at December 31, 2013 Using
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(restated)	(restated)	(restated)	(restated)
Recurring fair value measurement:
Contingent acquisition consideration	$-	$-	$38,762	$38,762
Total recurring fair value measurements	$-	$-	$38,762	$38,762

The following table sets forth a reconciliation of changes in the fair value of the Company’s Level 3 financial assets for the years ended December 31, 2014, 2013 and 2012:

	Contingent Acquisition Consideration
	Year ended
(In thousands)	December 31, 2014	December 31, 2013	December 31, 2012
		(restated)	(restated)
Balance at beginning of period	$38,762	$15,882	$950
Additions to Level 3	1,930	11,600	20,800
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	(100)	-
Change in fair value	3,633	17,380	(2,628)
Payments	(25,297)	(6,000)	(3,240)
Balance at end of period	$19,028	$38,762	$15,882

The unobservable inputs used by the Company in determining the fair value of contingent acquisition consideration for earnout periods not yet completed include a discount factor of 16% based on the Company’s weighted average cost of capital and projected results of the acquired businesses. The fair value calculated as of December 31, 2014 is subject to sensitivity as it relates to the projected results of the acquired businesses. Each calculation is based on a separate formula and results that differ from our projections could impact the fair value significantly. During the year ended December 31, 2014, the Company changed certain estimates of the projected results of acquired businesses that resulted in an increase in the fair value of contingent acquisition consideration and a charge to operating income of $530,000. The remaining $3.1 million recorded in the change in fair value of contingent acquisition consideration during the year ended December 31, 2014 related to the passage of time. During the year ended December 31, 2013, the Company changed certain estimates of the projected results of acquired businesses that resulted in an increase in the fair value of contingent acquisition consideration and a charge to operating income of $8.5 million. The remaining $8.9 million recorded in the change in fair value of contingent acquisition consideration during the year ended December 31, 2013 related to the passage of time. As of December 31, 2014, $12.7 million of the $19.1 million total contingent acquisition consideration recorded represents actual payments to be made and therefore no change to the unobservable inputs would result in a change in the fair value recorded. In addition, the remaining $6.4 million represents the discounted fair value of the maximum payments allowed under the acquisition agreements and therefore only a change to the discount factor used could result in an increase to the fair value recorded as of December 31, 2014.

NOTE 9 – STOCK-BASED COMPENSATION

The Company’s stock-based compensation program is a long-term retention program that is intended to attract, retain and provide incentives for directors, officers and employees in the form of non-qualified stock options, restricted stock and performance based restricted shares.

In June 2011, the Company established the 2011 Equity Compensation Plan (the “2011 Plan”) to grant stock-based awards for up to 12,120,000 shares of our common stock. Under the 2011 Plan, the Board of Directors or its delegate has the sole authority to determine who receives such grants, the type, size and timing of such grants, and to specify the terms of any non-competition agreements relating to the grants. The purpose of the 2011 Plan is to advance our interests by providing eligible participants in the Plan with the opportunity to receive equity-based or cash incentive awards, thereby aligning their economic interests with those of our stockholders. As of December 31, 2014, 3,962,250 shares were available for future issuance under the 2011 plan.

During the year ended December 31, 2012, the Company updated its calculation of stock-based compensation expense to use a higher forfeiture rate based on actual forfeitures during the previous twelve months rather than the forfeiture rate estimated in June 2011 based on historical experience. The result of this change in estimate to increase the forfeiture rate was recognized as a cumulative catch up adjustment in June 2012 to reduce stock-based compensation expense by $724,000.

During the year ended December 31, 2013, the Company modified certain stock options granted to the CEO in 2011. The modification resulted in the accelerated vesting of all then current unvested options and the extension of the exercise period of then current vested options by two years. These modifications resulted in additional compensation cost of approximately $4.4 million.

During the year ended December 31, 2014, the Company modified certain stock awards granted to an executive in 2011 and 2014. The modification resulted in an extension of the exercise period of current vested stock options and accelerated vesting of certain restricted stock grants. These modifications resulted in additional compensation expense for the year ended December 31, 2014, of $147,000.

The stock-based compensation expense for stock options and restricted stock awards recognized in our consolidated statements of comprehensive income (loss) for the years ended December 31, 2014, 2013 and 2012 is as follows:

	Year ended
	December 31,	December 31,	December 31,
(In thousands)	2014	2013	2012
		(restated)	(restated)
Cost of revenue	$1,518	$789	$599
Sales and marketing	2,586	3,088	2,400
Product development and technology	2,736	1,667	1,493
General and administrative	10,227	12,416	4,629
Total stock-based compensation	$17,067	$17,960	$9,121

Restricted Stock

During the years ended December 31, 2014 and 2013, we awarded 1,688,632 and 1,079,154 shares, respectively, of restricted common stock to employees located throughout the United States. These restricted stock grants are valued based on the market price of the common stock on the date of grant. Compensation expense arising from restricted stock grants with cliff vesting is recognized using the straight line method over the vesting period.

Restricted stock awards issued in 2014 and 2013 primarily vest in equal installments after the first, second and third anniversaries of the grant date subject to continued employment through the applicable vesting date. Restricted stock with one- or two-year cliff vesting terms were also issued during 2014 and 2013. As of December 31, 2014 and 2013, there were 2,162,382 and 973,193 restricted stock grants outstanding.

The following table summarizes restricted stock award activity for the years ended December 31, 2014, 2013 and 2012:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Balance, December 31, 2011	112,135	$15.00
Granted	-	-
Vested and released	(102,035)	15.00
Forfeited	(10,100)	15.00
Expired	-	-
Balance, December 31, 2012	-	-
Granted	1,079,154	15.59
Vested and released	(70,000)	14.77
Forfeited	(35,961)	15.37
Expired	-	-
Balance, December 31, 2013	973,193	15.66
Granted	1,688,632	13.98
Vested and released	(336,395)	15.39
Forfeited	(163,048)	15.50
Expired	-	-
Balance, December 31, 2014	2,162,382	14.40

Stock-based compensation expense for the years ended December 31, 2014, 2013 and 2012 included approximately $9.6 million, $4.2 million and $575,000 related to restricted stock awards, respectively. During the year ended December 31, 2013, the Company modified certain restricted stock awards granted to its CEO. The modification accelerated the vesting of all outstanding restricted shares and resulted in additional compensation cost of approximately $1.1 million. As of December 31, 2014, there was $23.8 million of unrecognized compensation cost related to non-vested restricted stock awards, expected to be recognized over a weighted average period of approximately 1.5 years.

Performance Based Restricted Shares

Performance based shares activity was as followings for the years ended December 31, 2014, 2013 and 2012:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Balance, December 31, 2012	-	-
Granted	422,000	$14.77
Vested and released	-	-
Forfeited	(2,500)	14.77
Expired	-	-
Balance, December 31, 2013	419,500	14.77
Granted	1,217,145	15.77
Vested/Earned	-	-
Forfeited	(196,425)	16.06
Unearned	(419,500)	14.77
Balance, December 31, 2014	1,020,720	15.71

During the year ended December 31, 2014, it was determined that the Company had not met the performance condition related to the performance based restricted shares granted in 2013 and cancelled the 419,500 outstanding shares as unearned. During the year ended December 31, 2014, the Company granted 1,217,145 performance based restricted shares with an average grant date fair value of $15.77 per share. A portion of the shares granted included a performance condition pursuant to which the number of shares ultimately issued will be determined based on the Company’s aggregate performance for the two years ending December 31, 2014 and 2015. No stock-based compensation expense for these grants has been recorded during the year ended December 31, 2014 as the satisfaction of the performance condition was not yet considered probable. Performance shares were also granted to Steven Barnhart, who was hired as an interim Chief Financial Officer of the Company during 2014. Shares granted were to vest in five equal installments on each of the first five anniversaries of the dates on which Mr. Barnhart is appointed Chief Financial Officer on a non-interim basis.

During the year ended December 31, 2013, we granted 422,000 performance based restricted shares with an average grant date fair value of $14.77 per share. The shares included a performance condition and the number of shares ultimately issued was determined based on the Company’s performance for the year ending December 31, 2013. No stock-based compensation expense has been recorded during the year ended December 31, 2013 as the satisfaction of the performance condition was not achieved and all performance shares were cancelled during the first quarter of 2014.

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

We estimated the expected term of outstanding stock options by considering the vesting term and the contractual term of the option, as well as the historical option exercise behavior of employees, as illustrated in ASC 718, Compensation—Stock Compensation. The estimated volatility of our common stock is determined based on facts and circumstances at the time of the grant, along with the historical trading volatility of our stock. For stock option grants issued prior to 2014, we used the simplified method to estimate the expected term for employee stock option grants and we previously estimated the volatility of our common stock by using an average of historical stock price volatility of publicly traded entities that are considered peers to Bankrate in accordance with ASC 718. The decision to use a weighted average volatility factor of a peer group was based upon the relatively short period of availability of data on actively traded options on our common stock. We based the risk-free interest rate used in the option pricing model on U.S. Treasury constant maturity issues having remaining terms similar to the expected terms of the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. All share-based payment awards are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. During the fourth quarter of 2014, we evaluated our forfeiture rate based on historical experience and updated the forfeiture rate from 2.39% to 8.0%, and the new forfeiture rate was applied to all grants beginning in the fourth quarter of 2014. If factors change and we employ different assumptions for estimating share-based compensation expense in future periods or if we decide to use a different valuation model, the future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and net income per share.

During the years ended December 31, 2014, 2013 and 2012, we granted stock options for 0,  355,000 and 440,000 shares, respectively. The stock options granted in 2013 and 2012 have a weighted average exercise price of $18.46 and $19.27 per option, respectively, and a contractual term of seven years. Stock option activity was as follows for the years ended December 31, 2014, 2013 and 2012:

	Number of	Price	Weighted Average	Aggregate
	Shares	Per Share	Exercise Price	Intrinsic Value
Balance, January 1, 2012	5,000,000	$14.32 - 19.79	$15.09	$32,036,400
Granted	440,000	11.17 - 24.25	19.27
Exercised	(97,469)	15.00	15.00
Forfeited	(336,877)	15.00	15.00
Expired	-	-	-
Balance, December 31, 2012	5,005,654	11.17 - 24.25	15.49	51,200
Granted	355,000	11.05 - 20.77	18.46
Exercised	(188,851)	14.32 - 15.00	14.98
Forfeited	(113,260)	14.32 - 17.55	15.17
Expired	-	-	-
Balance, December 31, 2013	5,058,543	11.05 - 24.25	15.70	13,167,000
Granted	-	-	-
Exercised	(1,520,938)	11.05 - 18.08	15.01
Forfeited	(174,866)	14.32 - 23.71	16.79
Expired	(537,030)	14.32 - 23.71	15.53
Balance, December 31, 2014	2,825,709	11.05 - 24.25	16.04	85,250

The following table provides the weighted average grant date fair value of the stock options granted during the years ended December 31, 2014, 2013 and 2012 using the Black-Scholes option pricing model together with a description of the weighted average assumptions used to calculate the fair value.

	Year ended December 31,
	2014	2013	2012
Weighted average assumptions:
Weighted average grant date fair value	-	$8.82	$9.58
Expected volatility	-	56.82%	60.40%
Risk free rate	-	1.18%	0.69%

Pursuant to the income tax provisions of ASC 718, we follow the “long-haul method” of computing our hypothetical additional paid-in capital, or APIC, pool. Approximately 1.0 million stock options vested during the year ended December 31, 2014 and there were approximately 2.1 million exercisable stock options as of December 31, 2014.

The aggregate intrinsic value of stock options outstanding in the table above is calculated as the difference between the closing price of Bankrate’s common stock on the last trading day of the reporting period ($12.43) and the exercise price of the stock options multiplied by the number of shares underlying options with exercise prices less than the closing price on the last trading day of the reporting period.

As of December 31, 2014, approximately $5.5 million of total unrecognized compensation costs, net of forfeitures, related to non-vested stock option awards is expected to be recognized over a weighted average period of 0.8 years.

NOTE 10 – INCOME TAXES

The Company files income tax returns in the U.S. and various state, local and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and require significant judgment. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2010. While we are currently under examination by various state and local tax authorities, we believe that there will be no material changes to the Company’s income tax liability as a result of these audits in the next twelve months.

On June 18, 2010, the Internal Revenue Service (“IRS”) notified us of an examination for the 2009 tax year. On April 5, 2012, the Company reached an agreement with the IRS to settle its examination of the 2009 tax year. The Company recorded a total tax benefit of $2.5 million during the year ended December 31, 2012 related to the IRS settlement.

On March 3, 2014, the IRS notified us of an examination for the 2011 tax year. On May 9, 2014, the IRS notified us of expanding their examination for the 2012 tax year. On November 10, 2014, the Company reached an agreement with the IRS to settle its examination of the 2011 and 2012 tax years. The Company recorded a total tax expense of $324,000 during the year ended December 31, 2014 related to the IRS settlement.

In October 2013, the Massachusetts Department of Revenue (“MADOR”) notified us of an examination for the 2012 tax year, the audit was concluded on December 5, 2014 with no changes.

The following is a summary of tax jurisdictions under audit:

Jurisdictions	Tax Year(s)

California	2013
Minnesota	2010 & 2011
Tennessee	2011 & 2012
New York City	2010 & 2011

The components of income (loss) from continuing operations before income taxes were as follows:

	Year ended December 31,
(In thousands)	2014	2013	2012
		(restated)	(restated)
U.S.	$15,395	$(12,269)	$33,943
International	(1,667)	(1,534)	(934)
Income (loss) from continuing operations	$13,728	$(13,803)	$33,009

The components of the income tax expense (benefit) from continuing operations are as follows:

	Year ended December 31,
(In thousands)	2014	2013	2012
		(restated)	(restated)
Current:
Federal	$9,218	$10,607	$(3,829)
State	(1,201)	4,199	1,876
Total current	8,017	14,806	(1,953)
Deferred:
Federal	(2,348)	(16,800)	6,138
State	1,966	(1,856)	678
Total deferred	(382)	(18,656)	6,816
Total income tax expense (benefit)	$7,635	$(3,850)	$4,863

The difference between income tax expense (benefit) computed at the statutory rate and the reported income tax (benefit) expense from continuing operations is as follows:

	Year ended December 31,
(In thousands)	2014	2013	2012
		(restated)	(restated)
Income taxes at statutory rate	$4,805	$(4,831)	$11,553
State income taxes, net of federal benefit	1,678	(1,042)	1,875
Foreign losses	583	537	327
Permanent items	6,287	(259)	(2,020)
Adjustment to income tax payable	(591)	712	319
Uncertain tax positions	(8,441)	3,648	(4,779)
Adjustment to deferred tax assets	488	(2,925)	(438)
Rate changes	(647)	3	544
IRS and state audits	407	-	(2,518)
Stock compensation	2,264	307	-
State amendment tax returns	(684)	-	-
IRC Sec. 481(a) adjustment	916	-	-
Valuation adjustment	570	-	-
Total income tax expense (benefit)	$7,635	$(3,850)	$4,863

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities consisted of the following:

	December 31,	December 31,
(In thousands)	2014	2013
		(restated)
Deferred tax assets (liabilities):
Allowance for doubtful accounts	$165	$241
Accrued expenses	986	1,446
Prepaid expenses	(2,586)	(2,226)
Net operating loss carryforwards	2,197	673
Valuation allowance	(172)	-
Accrued earnout contingencies	5,817	9,124
Total current deferred tax assets	6,407	9,258
Intangibles acquired	(112,562)	(99,174)
Depreciation and amortization	38,159	25,969
Stock compensation	9,127	10,399
Net operating loss carryforwards	16,096	3,720
Valuation allowances	(2,341)	(606)
Accrued earnout contingencies	(112)	3,192
Total noncurrent deferred tax liabilities	(51,633)	(56,500)
Total net deferred tax liabilities	$(45,226)	$(47,242)

Total deferred tax assets and total deferred tax liabilities components of net deferred tax liabilities are as follows:

	December 31,	December 31,
(In thousands)	2014	2013
		(restated)
Deferred tax assets:
Total current deferred assets	$8,993	$11,484
Total noncurrent deferred assets	73,194	53,827
	82,187	65,311
Deferred tax liabilities:
Total current deferred liabilities	(2,586)	(2,226)
Total noncurrent deferred liabilities	(124,827)	(110,327)
	(127,413)	(112,553)
Total net deferred tax liabilities	$(45,226)	$(47,242)

As of December 31, 2014 and 2013, we had net operating loss carry forwards of $33.7 million and $0 million, respectively, for federal income tax purposes. The federal net operating loss carry forwards are subject to the limitations under Internal Revenue Code Section 382. In addition, as of December 31, 2014 and 2013, we had net operating loss carry forwards of $140.3 million and $116.8 million, respectively, for state income tax purposes. These federal and state net operating loss carry forwards will begin to expire in varying amounts starting in 2021. As of December 31, 2014, the Company had a valuation allowance of $16.7 million related to state net operating loss carry forwards, which will be reduced when and if the Company determines that there is positive evidence that the state net operating loss carry forwards will be realized. There was no valuation allowance as of December 31, 2013. As of December 31, 2014, the Company had a valuation allowance of $4.7 million related to foreign net operating loss carry forwards, which will be reduced when and if the Company determines that there is positive evidence that foreign net operating loss carry forwards will be realized. The foreign valuation allowance as of December 31, 2013 was $3.0 million.

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

A reconciliation of the change in beginning and ending amounts of unrecognized tax benefits is as follows:

	Year ended December 31,
(In thousands)	2014	2013	2012
		(restated)	(restated)
Unrecognized tax benefits, beginning balance	$13,615	$9,967	$14,746
Additions for prior year tax positions	1,812	2,507	-
Reductions for prior year tax positions	(9,838)	-	(4,779)
Reductions for lapse in statute	(415)	-	-
Additions for current year tax positions	-	1,141	-
Unrecognized tax benefits, ending balance	$5,174	$13,615	$9,967

During the year ended December 31, 2014, the Company recorded a net decrease to unrecognized tax benefits of approximately $8.4 million. During the year ended December 31, 2013, the Company recorded a net increase to unrecognized tax benefits of approximately $3.6 million. During the year ended December 31, 2012, the Company recorded a net decrease to unrecognized tax benefits of approximately $4.8 million. A liability for unrecognized tax benefits is recorded as either a current or non-current liability, depending on whether the Company will make payments in the next twelve months.

The amounts of unrecognized tax benefits that, if recognized, would impact the effective tax rate were $5.2 million as of December 31, 2014 and $13.6 million as of December 31, 2013.

We recognize accrued interest and penalties related to unrecognized tax benefits as a component of our income tax expense (benefit). Accrued interest and penalties included in unrecognized tax benefits during the years ended December 31, 2014, 2013 and 2012, were $87,000,  $287,000 and $430,000, respectively.

In September 2013, the IRS issued new regulations for capitalizing and deducting costs incurred to acquire, produce, or improve tangible property. These new regulations are effective for taxable years beginning on or after January 1, 2014. As a result of the new regulations, the Company is required to review its existing income tax accounting methods related to tangible property, and determine which, if any, income tax accounting method changes are required; whether the Company will file any income tax accounting method changes with its 2014 federal income tax return; and the potential financial statement impact. Based on the Company’s initial assessment, the new regulations will not have a material effect on its consolidated financial statements.

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

BanxCorp Litigation

In July 2007, BanxCorp, an online publisher of rate information provided by financial institutions with respect to various financial products, filed suit against the Company in the United States District Court for the District of New Jersey alleging violations of Federal and New Jersey State antitrust laws, including the Sherman Act and the Clayton Act. BanxCorp has alleged that it has been injured as a result of monopolistic and otherwise anticompetitive conduct on the part of the Company and is seeking approximately $180 million in compensatory damages, treble damages, and attorneys' fees and costs. In October 2012, BanxCorp filed a Seventh Amended Complaint, alleging violations of Section 2 of the Sherman Act, Section 7 of the Clayton Act and parallel provisions of New Jersey antitrust laws, and dropping its claims under Section 1 of the Sherman Act. Discovery closed on December 21, 2012 and both parties filed motions in the first quarter of 2013 seeking summary judgment that are pending before the court. The Company will continue to vigorously defend this lawsuit. The Company cannot presently estimate the amount of loss, if any, that would result from an adverse resolution of this matter.

TCPA Litigation

In October 2012, a putative class action lawsuit styled Stephanie Speight v. Bankrate, Inc. was filed against the Company in the United States District Court for the District of Colorado alleging violations of the Telephone Consumer Protection Act and seeking statutory damages, injunctive relief and attorney fees. The plaintiff alleged that the Company contacted her and the members of the class she sought to represent on their cellular telephones without their prior express consent. On January 16, 2014, the plaintiff and a proposed plaintiff, Julio Acosta, who filed a motion for leave to be added as a plaintiff, entered into a settlement agreement with the Company on an individual basis, at no cost to the Company. On January 17, 2014, the court dismissed the case with prejudice.

In October 2013, a putative class action lawsuit styled Steven Nicoski v. Bankrate, Inc. was filed against the Company in the United States District Court for the District of Minnesota alleging violations of the Telephone Consumer Protection Act and seeking statutory damages, injunctive relief and attorney fees. The plaintiff alleged that the Company contacted him and the members of the class he sought to represent on their cellular telephones without their prior express consent. The plaintiff filed a motion for class certification in December 2013, which was denied without prejudice in March 2014. On June 23, 2014, the plaintiff entered into a settlement agreement with the Company on an individual basis for an immaterial amount. On July 15, 2014, the court dismissed the case with prejudice.

Securities Litigation

In October 2013, a class action lawsuit captioned Arkansas Teacher Retirement System v. Bankrate, Inc., No. 13-CV-7183, was brought in the United States District Court for the Southern District of New York. The complaint, as amended, asserted claims against the Company, certain officers and directors of the Company, and entities associated with Apax Partners, and alleged, among other things, that the Company’s public disclosures regarding its insurance leads business were materially misleading. On June 9, 2014, the Company announced that it had reached a proposed agreement, subject to Court approval, to settle the litigation. On November 21, 2014, the court approved the settlement of the action as a class action and entered a final judgment dismissing the action with prejudice. Under the terms of the settlement, Bankrate paid $18 million in cash to a Settlement Fund to resolve all claims asserted on behalf of investors who purchased or otherwise acquired Bankrate stock between June 16, 2011, and October 15, 2012, excluding any claims: (i) relating solely to the accuracy of Bankrate’s financial statements or Bankrate’s compliance with Generally Accepted Accounting Principles, including, but not limited to, any such claims arising from the subject of the Securities and Exchange Commission investigation into the Company’s financial reporting or Bankrate’s Audit Committee’s internal review of Bankrate’s financial statements for years ended 2011, 2012 and 2013; (ii) relating to auditors’ compliance with Generally Accepted Auditing Standards in connection with said financial statements (iii) relating to the enforcement of the settlement; and (iv) of any person or entity who submits a request for exclusion. The settlement provided that Bankrate denies all claims of wrongdoing or liability. During the year ended December 31, 2014 the Company recorded a loss for the settlement and related legal expenses of $9.2 million, net of insurance proceeds of $10.0 million in legal settlements within the Consolidated Statements of Comprehensive Income.

In October 2014, a putative class action lawsuit was brought in federal court in the United States District Court for the Southern District of Florida against the Company and certain of its current and former officers and directors. The suit, captioned The City of Los Angeles v. Bankrate, Inc., et al., No. 14-CV-81323-DMM, alleges, among other things, that the Company’s 2011, 2012, and 2013 financial statements improperly recognized revenues and expenses and therefore were materially false and misleading, and seeks relief (including damages) under the federal securities laws on behalf of a proposed class consisting of all persons, other than the defendants, who purchased the Company’s securities between October 16, 2012 and September 15, 2014, inclusive. On February 23, 2015, the lead plaintiff filed an amended complaint, which asserts claims against the Company, certain officers and directors of the Company, entities associated with Apax Partners, the underwriters of the Company’s March 2014 stock offering, and the Company’s independent registered public accountant, alleging that the Company’s 2011, 2012, and 2013 financial statements were materially false and misleading and that the Company sold securities in March 2014 pursuant to a registration statement and prospectuses in violation of federal securities law. The amended complaint seeks unspecified compensatory damages and rescission or rescissionary damages. On March 9, 2015, the Company filed a motion to dismiss the amended complaint. Other named defendants, including the Company’s accountant, the underwriter defendants, and the Company’s former Chief Financial Officer, Edward J. DiMaria, have each filed separate and additional motions to dismiss the amended complaint. Those motions are pending. Pursuant to a notice of voluntary dismissal submitted by the lead plaintiff, the Apax Defendants were terminated from the action on April 23, 2015. The action is in its preliminary stages and we are not able to predict its outcome. The Company cannot presently estimate the amount of loss, if any, that would result from an adverse resolution of this matter.

Two earlier lawsuits making similar allegations, captioned Tong v. Evans, et al., No. 14-cv-81183-KLR (S.D. Fla), and Atiyeh v. Evans, et al., No. 14 Civ. 8443 (JFK) (S.D.N.Y), were voluntarily dismissed by their respective plaintiffs.

SEC and DOJ Investigations

As previously disclosed, the SEC is conducting a non-public formal investigation of Bankrate’s financial reporting with the principal focus on the quarters ending March 31, 2012 and June 30, 2012. The investigation is examining whether accounting entries may have improperly impacted the Company’s reported results, including relative to market expectations at such time. In addition, as previously reported, the DOJ has informed the Company that it is investigating the matters that are the subject of the SEC investigation.

The Company has agreed to the terms of a potential settlement of the SEC investigation with respect to the Company that the SEC enforcement staff has indicated it is prepared to recommend to the Commission. The proposed settlement is subject to acceptance and authorization by the Commission and would, among other things, require the Company to pay a $15 million penalty. As a result, the Company recorded a reserve in the amount of $15 million. However, the terms of the settlement have not been approved by the Commission and therefore there can be no assurance that the Company’s efforts to resolve the SEC’s investigation with respect to the Company will be successful, that the settlement amount will be as anticipated or that the reserve with respect thereto will be sufficient, and the Company cannot predict the ultimate timing or the final terms of any settlement. In addition, it is not possible to predict when the DOJ investigation will be completed, the final outcome of the investigation, and what if any actions may be taken by the DOJ.

CFPB Investigation

The Company and certain of its employees have received Civil Investigative Demands (CIDs) from the CFPB to produce certain documents and answer questions relating to the Company’s quality control process for its online mortgage rate tables. The Company has cooperated in responding to the CIDs. The Company received a communication from the CFPB inviting the Company to respond to the CFPB’s identified issues in the form of a Notice of Opportunity to Respond and Advise during which the CFPB identified potential claims it might bring against the Company. The Company has submitted a response that it believes addresses the CFPB’s issues with respect to the Company’s online mortgage rate tables and its quality control processes. We are unable to predict when the CFPB investigation will be completed or the final outcome of the investigation, and cannot presently estimate the amount of loss, if any, that would result from an adverse resolution of this matter.

Leases

We lease office space in certain cities in the United States, United Kingdom and in Beijing, China. These leases are accounted for as operating leases. Total rent expense for the years ended December 31, 2014, 2013 and 2012 was approximately $4.2 million, $3.6 million and $3.3 million, respectively.

We recognize rent expense for operating leases with periods of free rent, step rent provisions and escalation clauses on a straight-line basis over the applicable lease term. We consider lease renewals in the useful life of our leasehold improvements when such renewals are reasonably assured. We take these provisions into account when calculating minimum aggregate rental commitments under non-cancelable operating leases. Future minimum lease payments under non-cancelable operating and capital leases and having initial lease terms in excess of one year as of December 31, 2014 were:

	Operating leases	Capital leases
Year ending December 31,
2015	$4,068	$17
2016	3,073	-
2017	1,491	-
2018	1,410	-
2019	806	-
Thereafter	5,953	-
Total minimum lease payments	$16,801	17

Less interest		-
Present value of minimum capital lease payments		17
Obligations under capital leases, current		17
Obligations under capital leases, noncurrent		$-

Other Commitments

We have executed employment agreements with 24 employees, including our President and Chief Executive Officer and other senior executives. Each employment agreement provides for a minimum annual base salary, an annual bonus contingent on our achieving certain performance criteria, and severance provisions ranging from three months to one year's annual base salary. Under the terms of the employment agreements, the individuals are entitled to receive minimum severance amounts of $6.1 million in the aggregate as of December 31, 2014.

In 2013, the Company entered into a Separation and Consulting Agreement with its former CEO, Mr. Evans, that provides for the terms of Mr. Evans' retention by the Company as a consultant for a period of two years that commenced on January 1, 2014. Mr. Evans is paid a consulting fee of $40,000 per month and the Company provides medical and dental insurance benefits on the same terms and conditions as such benefits are provided to other senior executives of the Company generally from time to time. As of December 31, 2014 and 2013, the Company has accrued $495,000 and $990,000, respectively, relating to this agreement.

NOTE 12 – DEBT

Senior Notes

On July 25, 2013, the Company delivered a Conditional Notice of Full Redemption (the ”Notice”) to holders of its 11.75% Senior Secured Notes due 2015 (“Senior Secured Notes”). The Notice called for redemption of all the currently outstanding $195.0 million aggregate principal amount of Senior Secured Notes on August 24, 2013 (the “Redemption Date”). The redemption price of the Senior Secured Notes was 105.875% of the principal amount redeemed, plus accrued and unpaid interest to, but not including the Redemption Date (the “Redemption Price”). The redemption was consummated on the Redemption Date and as a result the Company recorded a loss of $17.2 million.

On August 2, 2013, the Company announced the pricing of an offering of $300 million of new 6.125% senior unsecured notes due 2018 (the “Senior Notes” or “Notes”). On August 7, 2013, the Company completed the offering of the Senior Notes and deposited $208.9 million with Wilmington Trust, National Association, the trustee (the “Trustee”) under the Indenture, dated as of July 13, 2010 (the “Indenture”) under which the Senior Secured Notes were issued, thereby satisfying and discharging the Indenture governing the Senior Secured Notes and all of the Company’s obligations under the Senior Secured Notes. The deposited funds were applied by the Trustee to pay the Redemption Price. In connection with the redemption, the Company wrote off unamortized original issue discount of $819,000 and unamortized deferred loan fees of approximately $3.4 million, which are included in the loss on early extinguishment of debt in the consolidated statement of comprehensive income.

Interest on the Senior Notes accrues daily on the outstanding principal amount thereof at 6.125% and is payable semi-annually, in arrears, on August 15 and February 15.

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

For the years ended December 31, 2014, 2013 and 2012, interest expense, excluding the amortization of deferred financing costs and the original issue discounts, related to the Senior Notes and Senior Secured Notes was $18.9 million, $22.1 million and $22.9 million, respectively.

During the years ended December 31, 2014, 2013 and 2012, the Company amortized original issue discount which is included within interest and other expenses on the accompanying consolidated statements of comprehensive income (loss) of $577,000,  $445,000 and $330,000, respectively. At December 31, 2014 and 2013, the Company had approximately $2.4 million and $3.0 million, respectively, in original issue discounts remaining to be amortized.

During the years ended December 31, 2014, 2013 and 2012, the Company amortized deferred loan fees related to the Senior Notes and Senior Secured Notes which are included within interest and other expenses on the accompanying consolidated statement of comprehensive income of $1.3 million, $1.4 million and $1.4 million, respectively. At December 31, 2014 and 2013, the Company had approximately $5.8 million and $6.7 million, respectively, in deferred loan fees remaining to be amortized. The balance at December 31, 2014 includes $354,000 for the consent consideration paid in 2014, pursuant to the second supplemental indenture described below, which was recorded as deferred loan fees and is being amortized over the remaining term of the Senior Notes.

The Company had a balance of approximately $297.6 million and $297.0 million in Senior Notes, net of amortization, as of December 31, 2014 and 2013, respectively, recorded on the accompanying consolidated balance sheets.

As previously reported in the Company’s Current Report on Form 8-K dated November 14, 2014, pursuant to the Second Supplemental Indenture, dated as of November 14, 2014 (the “Second Supplemental Indenture”), by and among the Company, certain subsidiaries of the Company party thereto as guarantors and Wilmington Trust, National Association, as trustee, the Company obtained an extension of the time permitted to deliver the requisite financial information for the quarter ended September 30, 2014 and, subject to payment by the Company of an additional consent fee (as described in the Supplemental Indenture), for the year ended December 31, 2014. The Company paid this additional consent fee on March 31, 2015. In total, the Company paid $708,855 in consent fees to holders of the Senior Notes in connection with the execution and effectiveness of the Second Supplemental Indenture. As previously reported in the Company’s Current Report on Form 8-K dated May 15, 2015, pursuant to the Third Supplemental Indenture, dated as of May 11, 2015 (the “Third Supplemental Indenture”), by and among the Company, certain subsidiaries of the Company party thereto as guarantors and Wilmington Trust, National Association, as trustee, the Company obtained an extension of the time permitted to deliver the requisite financial information for the quarters ended September 30, 2014 and March 31, 2015 and for the year ended December 31, 2014. In total, the Company paid $374,000 in consent fees to holders of the Senior Notes in connection with the execution and effectiveness of the Third Supplemental Indenture.

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

Also on August 7, 2013, the Company announced it entered into a Revolving Credit Agreement dated as of August 7, 2013 (the “Credit Agreement”), among the Company, as borrower, certain subsidiaries of the Company, as guarantors (the “Guarantors”), the lenders party thereto (the “Lenders”), Royal Bank of Canada, as administrative agent, and the other parties thereto. The Credit Agreement provides for a $70.0 million revolving facility (“Revolving Credit Facility”) which matures on May 17, 2018. The proceeds of any loans made under the Revolving Credit Facility can be used for ongoing working capital requirements and other general corporate purposes, including the financing of capital expenditures and acquisitions.

Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to, at the Company’s option, either (i) an alternate base rate (as defined in the Revolving Credit Facility) or (ii) an adjusted LIBO rate (as defined in the Revolving Credit Facility), each calculated in a customary manner, plus applicable margin. The applicable margin is 3.00% per annum with respect to alternate base rate loans and 2.00% per annum with respect to adjusted LIBO rate loans. In addition to paying interest on the outstanding principal amount of borrowings under the Revolving Credit Facility, the Company must pay a commitment fee to the Lenders in respect of their average daily unused amount of revolving commitments at a rate that ranges from 0.375% to 0.500% per annum depending on the Company’s consolidated total leverage ratio. The Company may voluntarily prepay loans under the Revolving Credit Facility at any time without premium or penalty (subject to customary “breakage” fees in the case of Eurodollar rate loans).

The Credit Agreement contains customary affirmative and negative covenants (including, but not limited to, covenants restricting the payment of dividends and incurrence of additional indebtedness) and events of default and requires the Company to comply with a maximum consolidated total leverage ratio of 4.00:1.00 as of the last day of any quarter only if the aggregate amount (without duplication) of letters of credit (other than letters of credit that are issued and not drawn to the extent such letters of credit are cash collateralized) and loans outstanding under the Revolving Credit Facility exceed, on a pro forma basis, 30% of the total revolving commitments of all Lenders at such time. The Company was in compliance with all required covenants as of December 31, 2014.

All obligations under the Credit Agreement are guaranteed by the Guarantors and are secured, subject to certain exceptions, by first priority liens on the assets of the Company and the Guarantors.

As of December 31, 2013, the Company had $70.0 million available for borrowing under the Revolving Credit Facility and there were no amounts outstanding. During the years ended December 31, 2014, 2013 and 2012, the Company amortized $339,000, $641,000 and $799,000 of deferred loan fees, respectively, which is included in interest and other expenses on the accompanying consolidated statements of comprehensive income (loss). At December 31, 2014 and 2013, the Company had approximately $1.1 million and $1.4 million, respectively, in deferred loan fees remaining to be amortized.

On November 6, 2014, the Company announced it had obtained a waiver under the Credit Agreement with respect to compliance with its obligation to deliver the requisite financial information thereunder for the quarter ended September 30, 2014. On March 24, 2015, the Company announced it had obtained a waiver under the Credit Agreement with respect to compliance with its obligation to deliver the requisite financial information thereunder for the year ended December 31, 2014. On May 11, 2015, the Company announced it had obtained a waiver under the Credit Agreement with respect to compliance with its obligation to deliver the requisite financial information thereunder for the quarter ended March 31, 2015. The Company did not pay a consent fee to the lenders under the Credit Agreement in connection with any of the foregoing waivers.

NOTE 13 – ACQUISITIONS

Year Ended 2014

Acquisition of Caring, Inc.

On May 1, 2014, the Company completed the acquisition of Caring, Inc., a Delaware corporation (“Caring”), through the merger of a wholly owned subsidiary of Bankrate with and into Caring, with Caring continuing as the surviving corporation (the “Merger”). Caring was a privately held company and is the owner of Caring.com, a leading senior care resource for those seeking information and support as they care for aging family members and loved ones. As a result of the merger, Caring became a wholly owned subsidiary of Bankrate. This acquisition was made to complement our online publishing business and to enter a new product vertical. The results of operations of Caring are included in the Company’s consolidated results from the acquisition date. The acquisition is accounted for as a business combination and the purchase accounting is preliminary and subject to change as third party valuations are finalized.

The Company paid $53.7 million, net of cash acquired, and $4.3 million was placed in escrow to satisfy certain indemnification obligations of Caring’s shareholders. As of December 31, 2014, no escrow payments have been made.

We recorded approximately $23.0 million in goodwill, which reflects the adjustments necessary to allocate the purchase price to the fair value of the assets acquired and the liabilities assumed. We expect goodwill will not be deductible for income tax purposes. Approximately $29.5 million was recorded as intangible assets consisting of Internet domain name for $14.6 million, customer relationships for $9.9 million, and developed technology for $5.0 million.

The following table presents the December 31, 2014 preliminary estimated fair value of assets acquired and liabilities assumed at the acquisition date:

Preliminary
Acquisition Date
(In thousands)	Estimated Fair Value
Current assets, net of cash acquired	$1,490

Property and equipment, net	76
Intangible assets	29,500
Goodwill	22,998
Deferred tax asset	12,994
Other noncurrent assets	76
Current liabilities	(2,174)
Deferred tax liability	(11,269)
Other noncurrent liabilities	(6)
Preliminary purchase price	$53,685

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

The amounts of revenue and net loss included in the Company’s Consolidated Statement of Comprehensive Income (Loss) from the acquisition date were $10.3 million and $5.6 million, respectively. The following unaudited pro forma data summarizes the results of operations for the year ended December 31, 2014 as if the acquisition of Caring had been completed on January 1, 2013.

	Year ended
	December 31,	December 31,
(In thousands)	2014	2013
Total revenue	$548,767	$463,538
Net income (loss) from continuing operations	$3,166	$(17,378)

The pro forma data give effect to the actual operating results prior to the acquisition and adjustments to reflect the additional amortization expense that would have been charged and reduction in deferred revenue assuming the fair value adjustments had been applied on January 1, 2013. In addition, the pro forma data gives effect to additional stock compensation expense resulting from the acquisition as if it had happened on January 1, 2013 and eliminates interest expense from Caring’s historical results, together with the related tax effects of all adjustments. The pro forma data does not give effect to transaction costs related to the acquisition. These pro forma amounts are not intended to be indicative of the results that would have been actually reported if the acquisition of Caring had occurred on January 1, 2013 or that may be reported in the future.

Acquisition of Wallaby Financial Inc.

On December 1, 2014, the Company completed the acquisition of Wallaby Financial Inc., a Delaware corporation (“Wallaby”), for $10.0 million in cash and Company stock. The financial results of Wallaby are immaterial to the Company’s net assets and results of operations. The acquisition was accounted for as a purchase and is included in the Company’s consolidated results from the acquisition date. The Company recorded $6.1 million in goodwill and $3.9 million in intangible assets with estimated weighted average useful lives of 5 years, related to the acquisition, consisting of $3.6 million of developed technology and $250,000 of trademarks. The Company has not yet finalized the purchase accounting of the acquisition.

Other

During the year ended December 2014, the Company also acquired certain assets and assumed certain liabilities of a third party for a purchase price of approximately $9.9 million, including $1.9 million of contingent acquisition consideration. The acquisition is immaterial to the Company’s net assets and results of operations. The acquisition was accounted for as a purchase and is included in the Company’s consolidated results of operations from the acquisition date. The Company recorded $30,000 in goodwill and approximately $9.9 million in intangible assets with a weighted average useful life of 7 years, consisting of trademarks and URLs. The Company has not yet finalized the purchase accounting of the acquisition

Year Ended 2013

During the year ended December 31, 2013, the Company acquired certain assets and liabilities of certain entities for an aggregate purchase price of $31.5 million, including $11.6 million in fair value of contingent acquisition consideration. These certain entities are individually and in the aggregate immaterial to the Company's net assets and operations. All acquisitions were accounted for as purchases and are included in the Company's consolidated results from their acquisition dates. The Company recorded $9.8 million in goodwill and $20.3 million in intangible assets related to these acquisitions consisting of $11.7 million of trademarks and URLs, $1.9 million of affiliate relationships and $6.7 million of developed technology.

Year Ended 2012

During the year ended December 31, 2012, the Company acquired certain assets and liabilities of certain entities for an aggregate purchase price of $52.7 million, including $20.8 million in fair value of contingent acquisition consideration and $5.9 million in fair value of guaranteed purchase price payments to be made at a later date. The Company paid $30.2 million, inclusive of $4.5 million related to the guaranteed purchase price, during the year ended December 31, 2012 and assumed a net liability of $0.3 million. The Company recorded a reduction in fair value of the contingent acquisition consideration during the year of $2.8 million and made payments of $2.2 million resulting in a net contingent acquisition consideration liability for these acquisitions of $15.8 million. Additionally, the Company recorded a $100,000 change in fair value related to the guaranteed purchase price resulting in a net acquisition related payable at December 31, 2012 of $1.5 million. These certain entities are individually and in the aggregate immaterial to the Company's net assets and operations. All acquisitions were accounted for as purchases and are included in the Company's consolidated results from their acquisition dates. The Company recorded $6.7 million in goodwill and $46.0 million in intangible assets related to these acquisitions consisting of $33.7 million of trademarks and URLs, $8.0 million of affiliate network, $4.0 million of customer relationships and $0.3 million of developed technology. Additionally, the Company paid $1.2 million as a final purchase price adjustment in connection with a 2011 acquisition.

NOTE 14 – DISCONTINUED OPERATIONS

During the three months ended September 30, 2014, the Company announced that it had commenced the process of divesting its operations in China. This component has been classified as discontinued operations in the consolidated financial statements for all periods presented.

The following table presents the carrying amounts of major classes of assets and liabilities of the discontinued operation that are classified as held for sale in the consolidated balance sheets:

	December 31,	December 31,
(In thousands)	2014	2013
Cash and cash equivalents	$326	$397
Accounts receivable, net	479	103
Prepaid expenses and other current assets	177	285
Total current assets	982	785
Furniture, fixtures and equipment, net	635	511
Intangible assets, net	10	180
Total assets classified as held for sale	$1,627	$1,476

Accounts payable	5	5
Accrued expenses	442	14
Deferred revenue and customer deposits	194	127
Other current liabilities	433	26
Total current liabilities	1,074	172
Total liabilities classified as subject to sale	$1,074	$172

The following table presents the major classes of line items constituting pretax loss of discontinued operations to the after-tax loss of the discontinued operation that are presented in the consolidated statement of comprehensive income:

	Year ended
	December 31,	December 31,	December 31,
(In thousands)	2014	2013	2012
Revenue	$1,747	$697	$251

Costs and expenses:
Cost of revenue (excludes depreciation and amortization)	777	39	31
Sales and marketing	442	156	69
Product development and technology	358	-	-
General and administrative	734	1,384	1,004
Depreciation and amortization	361	358	247
Interest (income) expense, net and other	(4)	3	1
Loss from discontinued operations before taxes	(921)	(1,243)	(1,101)
Income tax benefit	-	-	-
Net loss from discontinued operations	$(921)	$(1,243)	$(1,101)

NOTE 15 – QUARTERLY FINANCIAL DATA (unaudited)

The following tables present the unaudited quarterly condensed consolidated financial statements for each of the last 16 quarters through the year ended December 31, 2014. The information has been derived from our unaudited condensed consolidated financial statements. In the opinion of our management, the unaudited condensed consolidated financial statements have been prepared on a basis consistent with the financial statements which appear elsewhere in this Annual Report and include all adjustments, necessary for a fair statement of the financial position and results of operations for such unaudited periods. Historical results are not necessarily indicative of results to be expected in the future.

The Company was not required to file and did not file with the SEC a Condensed Consolidated Balance Sheet at March 31, 2011. Therefore, we do not present such a balance sheet below.

Following are the Condensed Consolidated Balance Sheets for 2011 as of (tables in thousands, except per share data):

	As of
	June 30,				June 30,
	2011	Restatement		Discontinued	2011
	As filed	adjustments	Reclassification	operations	As restated
Assets
Cash and cash equivalents	$61,285	$-	$-	$(292)	$60,993
Accounts receivable, net	61,510	479	-	-	61,989
Deferred income taxes	16,326	(6,245)	-	-	10,081
Prepaid expenses and other current assets	21,554	(607)	-	(136)	20,811
Assets held for sale	-	-	-	889	889
Total current assets	160,675	(6,373)	-	461	154,763
Furniture, fixtures and equipment, net	7,380	(333)	-	(396)	6,651
Intangible assets, net	353,839	-	-	(65)	353,774
Goodwill	573,695	(1,287)	-	-	572,408
Other assets	12,588	163	-	-	12,751
Total assets	$1,108,177	$(7,830)	$-	$-	$1,100,347

Liabilities and Stockholders' Equity
Liabilities
Accounts payable	$8,379	$-	$-	$(7)	$8,372
Accrued expenses	27,126	(2,161)	-	(98)	24,867
Deferred revenue and customer deposits	3,526	-	-	(50)	3,476
Accrued interest	10,565	-	-	-	10,565
Other current liabilities	2,142	(190)	-	(7)	1,945
Liabilities subject to sale	-	-	-	162	162
Total current liabilities	51,738	(2,351)	-	-	49,387
Deferred income taxes	83,546	(4,986)	-	-	78,560
Long term debt, net of unamortized discount	193,463	-	-	-	193,463
Other liabilities	17,047	236	-	-	17,283
Total liabilities	345,794	(7,101)	-	-	338,693

Commitments and contingencies

Stockholders' equity
Common stock, par value $.01 per share	1,000	-	-	-	1,000
Additional paid-in capital	827,706	-	-	-	827,706
Accumulated deficit	(65,772)	(833)	-	-	(66,605)
Accumulated other comprehensive (loss) income	(551)	104	-	-	(447)
Total stockholders' equity	762,383	(729)	-	-	761,654
Total liabilities and stockholders' equity	$1,108,177	$(7,830)	$-	$-	$1,100,347

	As of
	September 30,				September 30,
	2011	Restatement		Discontinued	2011
	As filed	adjustments	Reclassification	operations	As restated
Assets
Cash and cash equivalents	$64,489	$-	$-	$(573)	$63,916
Accounts receivable, net	69,205	1,055	-	(34)	70,226
Deferred income taxes	16,326	(6,245)	-	-	10,081
Prepaid expenses and other current assets	10,921	(547)	-	(135)	10,239
Assets held for sale	-	-	-	1,222	1,222
Total current assets	160,941	(5,737)	-	480	155,684
Furniture, fixtures and equipment, net	9,321	(601)	-	(405)	8,315
Intangible assets, net	352,299	(2,269)	-	(75)	349,955
Goodwill	573,745	(1,337)	-	-	572,408
Other assets	10,691	-	-	-	10,691
Total assets	$1,106,997	$(9,944)	$-	$-	$1,097,053

Liabilities and Stockholders' Equity
Liabilities
Accounts payable	$7,936	$(180)	$-	$(13)	$7,743
Accrued expenses	20,139	(2,169)	-	(101)	17,869
Deferred revenue and customer deposits	2,662	-	-	(43)	2,619
Accrued interest	4,859	-	-	-	4,859
Other current liabilities	3,477	(1,460)	-	(12)	2,005
Liabilities subject to sale	-	-	-	169	169
Total current liabilities	39,073	(3,809)	-	-	35,264
Deferred income taxes	83,546	(4,986)	-	-	78,560
Long term debt, net of unamortized discount	193,537	-	-	-	193,537
Other liabilities	18,949	(803)	-	-	18,146
Total liabilities	335,105	(9,598)	-	-	325,507

Commitments and contingencies

Stockholders' equity
Common stock, par value $.01 per share	1,000	-	-	-	1,000
Additional paid-in capital	830,215	1	-	-	830,216
Accumulated deficit	(58,640)	(457)	-	-	(59,097)
Accumulated other comprehensive (loss) income	(683)	110	-	-	(573)
Total stockholders' equity	771,892	(346)	-	-	771,546
Total liabilities and stockholders' equity	$1,106,997	$(9,944)	$-	$-	$1,097,053

Following are the Condensed Consolidated Statements of Comprehensive Income (Loss) for the quarters ended 2011 (tables in thousands, except share and per share data):

	Quarter Ended
	March 31,				March 31,
	2011	Restatement		Discontinued	2011
	As filed	adjustments	Reclassification	operations	As restated

Revenue	$99,078	$-	$-	$(82)	$98,996

Costs and expenses:
Cost of revenue (excludes depreciation and amortization)	37,965	129	17,075	(7)	55,162
Sales and marketing	-	-	4,068	(54)	4,014
Sales	2,940	-	(2,940)	-	-
Marketing	16,098	-	(16,098)	-	-
Product development and technology	3,470	4	128	-	3,602
General and administrative	7,729	741	(2,233)	(259)	5,978
Acquisition, offering and related expenses and related party fees	1,473	(897)	-	-	576
Restructuring charges	-	-	-	-	-
Changes in fair value of contingent acquisition consideration	-	-	(24)	-	(24)
Depreciation and amortization	10,846	(73)	-	(49)	10,724
Total costs and expenses	80,521	(96)	(24)	(369)	80,032
Income (loss) from operations	18,557	96	24	287	18,964

Interest and other expenses, net	9,396	(75)	24	-	9,345
Loss on early extinguishment of debt	-	-	-	-	-

Income (loss) before taxes	9,161	171	-	287	9,619
Income tax expense (benefit)	4,099	76	-	-	4,175
Net income (loss) from continuing operations	5,062	95	-	287	5,444
Net loss from discontinued operations, net of income taxes	-	-	-	(287)	(287)
Net income (loss)	$5,062	$95	$-	$-	$5,157

Basic net income (loss) per share:
Continuing operations	$0.06				$0.06
Discontinued operations	-				-
Basic net income (loss) per share	$0.06				$0.06

Diluted net income (loss) per share:
Continuing operations	$0.06				$0.06
Discontinued operations	-				-
Diluted net income per share	$0.06				$0.06

Weighted average common shares outstanding:
Basic	87,379,865				87,379,865
Diluted	87,379,865				87,379,865

Net income (loss)	$5,062	$95	$-	$-	$5,157
Other comprehensive income, net of tax	207	4	-	1	212
Comprehensive income	$5,269	$99	$-	$1	$5,369

	Quarter Ended
	June 30,				June 30,
	2011	Restatement		Discontinued	2011
	As filed	adjustments	Reclassification	operations	As restated

Revenue	$98,449	$-	$-	$(56)	$98,393

Costs and expenses:
Cost of revenue (excludes depreciation and amortization)	35,310	(169)	19,364	(8)	54,497
Sales and marketing	-	-	5,726	2	5,728
Sales	3,018	-	(3,018)	-	-
Marketing	19,604	-	(19,604)	-	-
Product development and technology	3,652	(87)	203	-	3,768
General and administrative	7,259	867	(2,669)	(223)	5,234
Acquisition, offering and related expenses and related party fees	38,222	(174)	-	-	38,048
Restructuring charges	238	-	-	-	238
Changes in fair value of contingent acquisition consideration	-	2	43	-	45
Depreciation and amortization	10,820	(15)	-	(50)	10,755
Total costs and expenses	118,123	424	45	(279)	118,313
Income (loss) from operations	(19,674)	(424)	(45)	223	(19,920)

Interest and other expenses, net	9,524	-	(43)	-	9,481
Loss on early extinguishment of debt	16,629	-	(2)	-	16,627

(Loss) income before taxes	(45,827)	(424)	-	223	(46,028)
Income tax (benefit) expense	(6,166)	(82)	-	-	(6,248)
Net loss from continuing operations	(39,661)	(342)	-	223	(39,780)
Net loss from discontinued operations, net of income taxes	-	-	-	(223)	(223)
Net (loss) income	$(39,661)	$(342)	$-	$-	$(40,003)

Basic net (loss) income per share:
Continuing operations	$(0.44)				$(0.45)
Discontinued operations	-				-
Basic net (loss) income per share	$(0.44)				$(0.45)

Diluted net (loss) income per share:
Continuing operations	$(0.44)				$(0.45)
Discontinued operations	-				-
Diluted net loss per share	$(0.44)				$(0.45)

Weighted average common shares outstanding:
Basic	89,302,942				89,302,942
Diluted	89,302,942				89,302,942

Net (loss) income	$(39,661)	$(342)	$-	$-	$(40,003)
Other comprehensive loss, net of tax	(18)	(5)	-	10	(13)
Comprehensive loss	$(39,679)	$(347)	$-	$10	$(40,016)

	Quarter Ended
	September 30,				September 30,
	2011	Restatement		Discontinued	2011
	As filed	adjustments	Reclassification	operations	As restated

Revenue	$112,904	$460	$-	$(94)	$113,270

Costs and expenses:
Cost of revenue (excludes depreciation and amortization)	38,071	360	24,921	(8)	63,344
Sales and marketing	-	-	5,846	(23)	5,823
Sales	3,620	-	(3,620)	-	-
Marketing	24,007	-	(24,007)	-	-
Product development and technology	3,696	336	709	-	4,741
General and administrative	9,990	984	(3,849)	(259)	6,866
Acquisition, offering and related expenses and related party fees	1,163	(651)	-	-	512
Restructuring charges	-	-	-	-	-
Changes in fair value of contingent acquisition consideration	-	-	-	-	-
Depreciation and amortization	10,899	(63)	-	(55)	10,781
Total costs and expenses	91,446	966	-	(345)	92,067
Income (loss) from operations	21,458	(506)	-	251	21,203

Interest and other expenses, net	6,519	-	-	-	6,519
Loss on early extinguishment of debt	-	-	-	-	-

Income (loss) before taxes	14,939	(506)	-	251	14,684
Income tax expense (benefit)	7,807	(881)	-	-	6,926
Net income (loss) from continuing operations	7,132	375	-	251	7,758
Net loss from discontinued operations, net of income taxes	-	-	-	(251)	(251)
Net income (loss)	$7,132	$375	$-	$-	$7,507

Basic net income (loss) per share:
Continuing operations	$0.07				$0.08
Discontinued operations	-				-
Basic net income (loss) per share	$0.07				$0.08

Diluted net income (loss) per share:
Continuing operations	$0.07				$0.08
Discontinued operations	-				(0.01)
Diluted net income per share	$0.07				$0.07

Weighted average common shares outstanding:
Basic	99,879,865				99,879,865
Diluted	100,427,391				100,427,391

Net income (loss)	$7,132	$375	$-	$-	$7,507
Other comprehensive loss, net of tax	(132)	2	-	4	(126)
Comprehensive income	$7,000	$377	$-	$4	$7,381

	Quarter Ended
	December 31,				December 31,
	2011	Restatement		Discontinued	2011
	As filed	adjustments	Reclassification	operations	As restated

Revenue	$113,769	$1	$-	$(104)	$113,666

Costs and expenses:
Cost of revenue (excludes depreciation and amortization)	32,364	(110)	26,927	(9)	59,172
Sales and marketing	-	-	6,213	(112)	6,101
Sales	3,402	-	(3,402)	-	-
Marketing	26,344	-	(26,344)	-	-
Product development and technology	4,048	113	836	-	4,997
General and administrative	11,684	1,121	(4,233)	(342)	8,230
Acquisition, offering and related expenses and related party fees	3,390	(1,183)	-	-	2,207
Restructuring charges	1,034	(900)	-	-	134
Changes in fair value of contingent acquisition consideration	292	(2)	(290)	-	-
Depreciation and amortization	10,971	(143)	-	(49)	10,779
Total costs and expenses	93,529	(1,104)	(293)	(512)	91,620
Income (loss) from operations	20,240	1,105	293	408	22,046

Interest and other expenses, net	6,347	(176)	290	-	6,461
Loss on early extinguishment of debt	-	(3)	3	-	-

Income (loss) before taxes	13,893	1,284	-	408	15,585
Income tax expense (benefit)	(152)	889	-	-	737
Net income (loss) from continuing operations	14,045	395	-	408	14,848
Net loss from discontinued operations, net of income taxes	-	-	-	(408)	(408)
Net income (loss)	$14,045	$395	$-	$-	$14,440

Basic net income (loss) per share:
Continuing operations	$0.14				$0.15
Discontinued operations	-				-
Basic net income (loss) per share	$0.14				$0.15

Diluted net income (loss) per share:
Continuing operations	$0.14				$0.15
Discontinued operations	-				(0.01)
Diluted net income per share	$0.14				$0.14

Weighted average common shares outstanding:
Basic	99,879,865				99,879,865
Diluted	100,933,237				100,933,237

Net income (loss)	$14,045	$395	$-	$-	$14,440
Other comprehensive loss, net of tax	(57)	5	-	-	(52)
Comprehensive income	$13,988	$400	$-	$-	$14,388

Following are the Condensed Consolidated Statements of Cash Flows for the year to date periods ended 2011 (tables in thousands):

	Year to Date
	March 31,				March 31,
	2011	Restatement		Discontinued	2011
	As filed	adjustments	Reclassification	operations	As restated

Net cash used in operating activities - continuing operations	$(1,200)	$(174)	$-	$(7)	$(1,381)
Net cash provided by operating activities - discontinued operations	-	-	-	7	7
Net cash used in operating activities	$(1,200)	$(174)	$-	$-	$(1,374)

Net cash (used in) provided by investing activities - continuing operations	$(15,234)	$174	$-	$94	$(14,966)
Net cash used in investing activities - discontinued operations	-	-	-	(94)	(94)
Net cash used in investing activities	$(15,234)	$174	$-	$-	$(15,060)

Net cash used in financing activities - continuing operations	$(61,829)	$-	$-	$-	$(61,829)
Net cash used in financing activities - discontinued operations	-	-	-	-	-
Net cash used in financing activities	$(61,829)	$-	$-	$-	$(61,829)

	Year to Date
	June 30,				June 30,
	2011	Restatement		Discontinued	2011
	As filed	adjustments	Reclassification	operations	As restated

Net cash (used in) provided by operating activities - continuing operations	$(18,904)	$59	$-	$(96)	$(18,941)
Net cash provided by operating activities - discontinued operations	-	-	-	96	96
Net cash used in operating activities	$(18,904)	$59	$-	$-	$(18,845)

Net cash used in investing activities - continuing operations	$(23,561)	$(59)	$-	$172	$(23,448)
Net cash used in investing activities - discontinued operations	-	-	-	(172)	(172)
Net cash used in investing activities	$(23,561)	$(59)	$-	$-	$(23,620)

Net cash used in financing activities - continuing operations	$(11,797)	$-	$-	$-	$(11,797)
Net cash provided by financing activities - discontinued operations	-	-	-	-	-
Net cash used in financing activities	$(11,797)	$-	$-	$-	$(11,797)

	Year to Date
	September 30,				September 30,
	2011	Restatement		Discontinued	2011
	As filed	adjustments	Reclassification	operations	As restated

Net cash used in operating activities - continuing operations	$(7,748)	$(405)	$-	$(449)	$(8,602)
Net cash provided by operating activities - discontinued operations	-		-	449	449
Net cash used in operating activities	$(7,748)	$(405)	$-	$-	$(8,153)

Net cash (used in) provided by investing activities - continuing operations	$(31,430)	$405	$-	$247	$(30,778)
Net cash used in investing activities - discontinued operations	-	-	-	(247)	(247)
Net cash used in investing activities	$(31,430)	$405	$-	$-	$(31,025)

Net cash used in financing activities - continuing operations	$(11,797)	$-	$-	$-	$(11,797)
Net cash provided by financing activities - discontinued operations	-	-	-	-	-
Net cash used in financing activities	$(11,797)	$-	$-	$-	$(11,797)

Following are the reconciliations from net income (loss) to Adjusted EBITDA (a non-GAAP measure) for each quarter ended 2011 (tables in thousands):

	Quarter Ended
	March 31,				March 31,
	2011	Restatement		Discontinued	2011
	As filed	adjustments	Reclassification	operations	As restated

Net (loss) income from continuing operations	$5,062	$95	$-	$287	$5,444
Interest and other expenses	9,396	(75)	24	-	9,345
Income tax (benefit) expense	4,099	76	-	-	4,175
Depreciation and amortization	10,846	(73)	-	(49)	10,724
EBITDA	29,403	23	24	238	29,688

Change in fair value of contingent liabilities	-	-	(24)	-	(24)
Loss on extinguishment of debt	-	-	-	-	-
Acquisition, offering and related expenses and related party fees	1,473	(897)	-	-	576
Restructuring charges	-	-	-	-	-
Stock-based compensation	-	-	-	-	-
Adjusted EBITDA	$30,876	$(874)	$-	$238	$30,240

	Quarter Ended
	June 30,				June 30,
	2011	Restatement		Discontinued	2011
	As filed	adjustments	Reclassification	operations	As restated

Net (loss) income from continuing operations	$(39,661)	$(342)	$-	$223	$(39,780)
Interest and other expenses	9,524	-	(43)	-	9,481
Income tax (benefit) expense	(6,166)	(82)	-	-	(6,248)
Depreciation and amortization	10,820	(15)	-	(50)	10,755
EBITDA	(25,483)	(439)	(43)	173	(25,792)

Change in fair value of contingent liabilities	-	2	43	-	45
Loss on extinguishment of debt	16,629	-	(2)	-	16,627
Acquisition, offering and related expenses and related party fees	38,222	(174)	-	-	38,048
Restructuring charges	238	-	-	-	238
Stock-based compensation	418	-	-	-	418
Adjusted EBITDA	$30,024	$(611)	$(2)	$173	$29,584

	Quarter Ended
	September 30,				September 30,
	2011	Restatement		Discontinued	2011
	As filed	adjustments	Reclassification	operations	As restated

Net (loss) income from continuing operations	$7,132	$375	$-	$251	$7,758
Interest and other expenses	6,519	-	-	-	6,519
Income tax (benefit) expense	7,807	(881)	-	-	6,926
Depreciation and amortization	10,899	(63)	-	(55)	10,781
EBITDA	32,357	(569)	-	196	31,984

Change in fair value of contingent liabilities	-	-	-	-	-
Loss on extinguishment of debt	-	-	-	-	-
Acquisition, offering and related expenses and related party fees	1,163	(651)	-	-	512
Restructuring charges	-	-	-	-	-
Stock-based compensation	2,509	-	-	-	2,509
Adjusted EBITDA	$36,029	$(1,220)	$-	$196	$35,005

	Quarter Ended
	December 31,				December 31,
	2011	Restatement		Discontinued	2011
	As filed	adjustments	Reclassification	operations	As restated

Net (loss) income from continuing operations	$14,045	$395	$-	$408	$14,848
Interest and other expenses	6,347	(176)	290	-	6,461
Income tax (benefit) expense	(152)	889	-	-	737
Depreciation and amortization	10,971	(143)	-	(49)	10,779
EBITDA	31,211	965	290	359	32,825

Change in fair value of contingent liabilities	292	(2)	(290)	-	-
Loss on extinguishment of debt	-	(3)	3	-	-
Acquisition, offering and related expenses and related party fees	3,390	(1,183)	-	-	2,207
Restructuring charges	1,034	(900)	-	-	134
Stock-based compensation	2,582	-	-	-	2,582
Adjusted EBITDA	$38,509	$(1,123)	$3	$359	$37,748

Following are the Condensed Consolidated Balance Sheets for 2012 as of (tables in thousands, except per share data):

	As of
	March 31,				March 31,
	2012	Restatement		Discontinued	2012
	As filed	adjustments	Reclassification	operations	As restated
Assets
Cash and cash equivalents	$64,523	$-	$-	$(318)	$64,205
Accounts receivable, net	60,876	353	-	(3)	61,226
Deferred income taxes	24,690	(16,577)	-	-	8,113
Prepaid expenses and other current assets	2,601	2,054	-	(150)	4,505
Assets held for sale	-	-	-	1,048	1,048
Total current assets	152,690	(14,170)	-	577	139,097
Furniture, fixtures and equipment, net	8,960	(1,006)	-	(465)	7,489
Intangible assets, net	372,093	(2,077)	-	(112)	369,904
Goodwill	597,881	(1,337)	-	-	596,544
Other assets	10,725	-	-	-	10,725
Total assets	$1,142,349	$(18,590)	$-	$-	$1,123,759

Liabilities and Stockholders' Equity
Liabilities
Accounts payable	$10,567	$278	$-	$(12)	$10,833
Accrued expenses	20,973	1,189	-	(147)	22,015
Deferred revenue and customer deposits	4,051	35	-	(119)	3,967
Accrued interest	4,860	-	-	-	4,860
Other current liabilities	7,562	(1,391)	-	(10)	6,161
Liabilities subject to sale	-	-	-	288	288
Total current liabilities	48,013	111	-	-	48,124
Deferred income taxes	82,670	(15,474)	-	-	67,196
Long term debt, net of unamortized discount	193,692	-	-	-	193,692
Other liabilities	16,511	(1,338)	-	-	15,173
Total liabilities	340,886	(16,701)	-	-	324,185

Commitments and contingencies

Stockholders' equity
Common stock, par value $.01 per share	1,000	-	-	-	1,000
Additional paid-in capital	835,495	(376)	-	-	835,119
Accumulated deficit	(34,444)	(1,634)	-	-	(36,078)
Less: Treasury stock, at cost	-	-	-	-	-
Accumulated other comprehensive (loss) income	(588)	121	-	-	(467)
Total stockholders' equity	801,463	(1,889)	-	-	799,574
Total liabilities and stockholders' equity	$1,142,349	$(18,590)	$-	$-	$1,123,759

	As of
	June 30,				June 30,
	2012	Restatement		Discontinued	2012
	As filed	adjustments	Reclassification	operations	As restated
Assets
Cash and cash equivalents	$78,003	$-	$-	$(441)	$77,562
Accounts receivable, net	66,353	(186)	-	(2)	66,165
Deferred income taxes	25,131	(16,576)	-	-	8,555
Prepaid expenses and other current assets	1,986	3,969	-	(218)	5,737
Assets held for sale	-	-	-	1,262	1,262
Total current assets	171,473	(12,793)	-	601	159,281
Furniture, fixtures and equipment, net	9,622	(1,057)	-	(481)	8,084
Intangible assets, net	384,066	(6,729)	-	(120)	377,217
Goodwill	598,181	(1,337)	-	-	596,844
Other assets	11,712	(2)	-	-	11,710
Total assets	$1,175,054	$(21,918)	$-	$-	$1,153,136

Liabilities and Stockholders' Equity
Liabilities
Accounts payable	$10,402	$-	$-	$(13)	$10,389
Accrued expenses	29,461	(1,199)	-	(53)	28,209
Deferred revenue and customer deposits	3,499	-	-	(79)	3,420
Accrued interest	10,588	-	-	-	10,588
Other current liabilities	6,248	(1,651)	-	(11)	4,586
Liabilities subject to sale	-	-	-	156	156
Total current liabilities	60,198	(2,850)	-	-	57,348
Deferred income taxes	82,670	(15,474)	-	-	67,196
Long term debt, net of unamortized discount	193,773	-	-	-	193,773
Other liabilities	18,958	(1,079)	-	-	17,879
Total liabilities	355,599	(19,403)	-	-	336,196

Commitments and contingencies

Stockholders' equity
Common stock, par value $.01 per share	1,000	-	-	-	1,000
Additional paid-in capital	837,769	-	-	-	837,769
Accumulated deficit	(18,168)	(2,642)	-	-	(20,810)
Less: Treasury stock, at cost	(589)	-	-	-	(589)
Accumulated other comprehensive (loss) income	(557)	127	-	-	(430)
Total stockholders' equity	819,455	(2,515)	-	-	816,940
Total liabilities and stockholders' equity	$1,175,054	$(21,918)	$-	$-	$1,153,136

	As of
	September 30,				September 30,
	2012	Restatement		Discontinued	2012
	As filed	adjustments	Reclassification	operations	As restated
Assets
Cash and cash equivalents	$71,109	$-	$-	$(226)	$70,883
Accounts receivable, net	60,445	(121)	-	(9)	60,315
Deferred income taxes	25,131	(16,576)	-	-	8,555
Prepaid expenses and other current assets	7,706	4,392	-	(224)	11,874
Assets held for sale	-	-	-	1,093	1,093
Total current assets	164,391	(12,305)	-	634	152,720
Furniture, fixtures and equipment, net	10,009	(845)	-	(506)	8,658
Intangible assets, net	395,135	(6,260)	-	(128)	388,747
Goodwill	602,768	(1,337)	-	-	601,431
Other assets	12,092	378	-	-	12,470
Total assets	$1,184,395	$(20,369)	$-	$-	$1,164,026

Liabilities and Stockholders' Equity
Liabilities
Accounts payable	$7,668	$-	$-	$(7)	$7,661
Accrued expenses	24,674	(123)	-	(11)	24,540
Deferred revenue and customer deposits	3,375	-	-	(40)	3,335
Accrued interest	4,898	-	-	-	4,898
Other current liabilities	13,632	(195)	-	(24)	13,413
Liabilities subject to sale	-	-	-	82	82
Total current liabilities	54,247	(318)	-	-	53,929
Deferred income taxes	82,670	(15,474)	-	-	67,196
Long term debt, net of unamortized discount	193,857	-	-	-	193,857
Other liabilities	28,120	(1,269)	-	-	26,851
Total liabilities	358,894	(17,061)	-	-	341,833

Commitments and contingencies

Stockholders' equity
Common stock, par value $.01 per share	1,000	1	-	-	1,001
Additional paid-in capital	841,101	-	-	-	841,101
Accumulated deficit	(15,608)	(3,441)	-	-	(19,049)
Less: Treasury stock, at cost	(591)	(1)	-	-	(592)
Accumulated other comprehensive (loss) income	(401)	133	-	-	(268)
Total stockholders' equity	825,501	(3,308)	-	-	822,193
Total liabilities and stockholders' equity	$1,184,395	$(20,369)	$-	$-	$1,164,026

Following are the Condensed Consolidated Statements of Comprehensive Income (Loss) for the quarters ended 2012 (tables in thousands, except share and per share data):

	Quarter Ended
	March 31,				March 31,
	2012	Restatement		Discontinued	2012
	As filed	adjustments	Reclassification	operations	As restated

Revenue	$125,020	$(737)	$-	$(51)	$124,232

Costs and expenses:
Cost of revenue (excludes depreciation and amortization)	40,278	567	31,088	(7)	71,926
Sales and marketing	-	102	6,018	(5)	6,115
Sales	3,939	-	(3,939)	-	-
Marketing	31,250	-	(31,250)	-	-
Product development and technology	4,424	136	471	-	5,031
General and administrative	9,982	836	(2,388)	(246)	8,184
Legal settlements	62	-	-	-	62
Acquisition, offering and related expenses	197	(1)	-	-	196
Restructuring charges	-	218	-	-	218
Changes in fair value of contingent acquisition consideration	43	-	-	-	43
Depreciation and amortization	11,769	(161)	-	(62)	11,546
Total costs and expenses	101,944	1,697	-	(320)	103,321
Income (loss) from operations	23,076	(2,434)	-	269	20,911

Interest and other expenses, net	6,437	(14)	-	-	6,423

Income (loss) before taxes	16,639	(2,420)	-	269	14,488
Income tax expense (benefit)	6,488	(851)	-	-	5,637
Net income (loss) from continuing operations	10,151	(1,569)	-	269	8,851
Net loss from discontinued operations, net of income taxes	-	-	-	(269)	(269)
Net income (loss)	$10,151	$(1,569)	$-	$-	$8,582

Basic net income (loss) per share:
Continuing operations	$0.10				$0.09
Discontinued operations	-				-
Basic net income (loss) per share	$0.10				$0.09

Diluted net income (loss) per share:
Continuing operations	$0.10				$0.09
Discontinued operations	-				(0.01)
Diluted net income per share	$0.10				$0.08

Weighted average common shares outstanding:
Basic	99,879,865				99,879,865
Diluted	101,712,071				101,712,071

Net income (loss)	$10,151	$(1,569)	$-	$-	$8,582
Other comprehensive income, net of tax	152	-	-	6	158
Comprehensive income	$10,303	$(1,569)	$-	$6	$8,740

	Quarter Ended
	June 30,				June 30,
	2012	Restatement		Discontinued	2012
	As filed	adjustments	Reclassification	operations	As restated

Revenue	$122,125	$(504)	$-	$(69)	$121,552

Costs and expenses:
Cost of revenue (excludes depreciation and amortization)	37,609	812	31,178	(7)	69,592
Sales and marketing	-	-	6,218	(17)	6,201
Sales	4,015	-	(4,015)	-	-
Marketing	31,551	-	(31,551)	-	-
Product development and technology	4,146	175	141	-	4,462
General and administrative	9,185	1,331	(1,971)	(243)	8,302
Legal settlements	3	-	-	-	3
Acquisition, offering and related expenses	682	(284)	-	-	398
Restructuring charges	-	49	-	-	49
Changes in fair value of contingent acquisition consideration	355	-	9	-	364
Depreciation and amortization	12,587	(450)	-	(62)	12,075
Total costs and expenses	100,133	1,633	9	(329)	101,446
Income (loss) from operations	21,992	(2,137)	(9)	260	20,106

Interest and other expenses, net	6,475	-	(9)	-	6,466

Income (loss) before taxes	15,517	(2,137)	-	260	13,640
Income tax (benefit) expense	(759)	(1,127)	-	-	(1,886)
Net income (loss) from continuing operations	16,276	(1,010)	-	260	15,526
Net loss from discontinued operations, net of income taxes	-	-	-	(260)	(260)
Net income (loss)	$16,276	$(1,010)	$-	$-	$15,266

Basic net income (loss) per share:
Continuing operations	$0.16				$0.16
Discontinued operations	-				(0.01)
Basic net income (loss) per share	$0.16				$0.15

Diluted net income (loss) per share:
Continuing operations	$0.16				$0.15
Discontinued operations	-				-
Diluted net income per share	$0.16				$0.15

Weighted average common shares outstanding:
Basic	99,896,608				99,896,608
Diluted	101,088,756				101,088,756

Net income (loss)	$16,276	$(1,010)	$-	$-	$15,266
Other comprehensive income, net of tax	31	(150)	-	156	37
Comprehensive income	$16,307	$(1,160)	$-	$156	$15,303

	Quarter Ended
	September, 30				September, 30
	2012	Restatement		Discontinued	2012
	As filed	adjustments	Reclassification	operations	As restated

Revenue	$116,775	$67	$-	$(60)	$116,782

Costs and expenses:
Cost of revenue (excludes depreciation and amortization)	37,682	676	34,191	(9)	72,540
Sales and marketing	-	1	5,663	(22)	5,642
Sales	4,123	-	(4,123)	-	-
Marketing	34,986	-	(34,986)	-	-
Product development and technology	4,082	187	(294)	-	3,975
General and administrative	8,302	198	(451)	(269)	7,780
Legal settlements	833	-	-	-	833
Acquisition, offering and related expenses	(512)	551	-	-	39
Restructuring charges	-	-	-	-	-
Changes in fair value of contingent acquisition consideration	1,742	-	30	-	1,772
Depreciation and amortization	14,103	(583)	-	(62)	13,458
Total costs and expenses	105,341	1,030	30	(362)	106,039
Income (loss) from operations	11,434	(963)	(30)	302	10,743

Interest and other expenses, net	6,365	(121)	(30)	-	6,214

Income (loss) before taxes	5,069	(842)	-	302	4,529
Income tax expense (benefit)	2,509	(43)	-	-	2,466
Net income (loss) from continuing operations	2,560	(799)	-	302	2,063
Net loss from discontinued operations, net of income taxes	-	-	-	(302)	(302)
Net income (loss)	$2,560	$(799)	$-	$-	$1,761

Basic net income (loss) per share:
Continuing operations	$0.03				$0.02
Discontinued operations	-				-
Basic net income (loss) per share	$0.03				$0.02

Diluted net income (loss) per share:
Continuing operations	$0.03				$0.02
Discontinued operations	-				-
Diluted net income per share	$0.03				$0.02

Weighted average common shares outstanding:
Basic	99,918,198				99,918,198
Diluted	100,541,993				100,541,993

Net income (loss)	$2,560	$(799)	$-	$-	$1,761
Other comprehensive income, net of tax	156	4	-	2	162
Comprehensive income	$2,716	$(795)	$-	$2	$1,923

	Quarter Ended
	December 31,				December 31,
	2012	Restatement		Discontinued	2012
	As filed	adjustments	Reclassification	operations	As restated

Revenue	$93,244	$230	$-	$(71)	$93,403

Costs and expenses:
Cost of revenue (excludes depreciation and amortization)	30,788	244	27,948	(8)	58,972
Sales and marketing	-	20	6,144	(25)	6,139
Sales	4,037	-	(4,037)	-	-
Marketing	28,435	-	(28,435)	-	-
Product development and technology	4,371	198	156	-	4,725
General and administrative	9,962	(328)	(1,776)	(246)	7,612
Legal settlements	(24)	-	-	-	(24)
Acquisition, offering and related expenses	(32)	-	-	-	(32)
Restructuring charges	-	-	-	-	-
Changes in fair value of contingent acquisition consideration	(4,785)	259	-	-	(4,526)
Depreciation and amortization	14,395	(579)	-	(61)	13,755
Total costs and expenses	87,147	(186)	-	(340)	86,621
Income (loss) from operations	6,097	416	-	269	6,782

Interest and other expenses, net	6,494	(63)	-	(1)	6,430

(Loss) income before taxes	(397)	479	-	270	352
Income tax (benefit) expense	(741)	(613)	-	-	(1,354)
Net income (loss) from continuing operations	344	1,092	-	270	1,706
Net loss from discontinued operations, net of income taxes	-	-	-	(270)	(270)
Net income (loss)	$344	$1,092	$-	$-	$1,436

Basic net income (loss) per share:
Continuing operations	$0.00				$0.02
Discontinued operations	-				(0.01)
Basic net income (loss) per share	$0.00				$0.01

Diluted net income (loss) per share:
Continuing operations	$0.00				$0.02
Discontinued operations	-				(0.01)
Diluted net income per share	$0.00				$0.01

Weighted average common shares outstanding:
Basic	100,097,969				100,097,969
Diluted	100,101,578				100,101,578

Net income (loss)	$344	$1,092	$-	$-	$1,436
Other comprehensive income, net of tax	14	9	-	(5)	18
Comprehensive income	$358	$1,101	$-	$(5)	$1,454

Following are the Condensed Consolidated Statements of Cash Flows for the year to date periods ended 2012 (tables in thousands):

	Year to Date
	March 31,				March 31,
	2012	Restatement		Discontinued	2012
	As filed	adjustments	Reclassification	operations	As restated

Net cash provided by (used in) operating activities - continuing operations	$12,775	$(433)	$-	$203	$12,545
Net cash used in operating activities - discontinued operations	-	-	-	(203)	(203)
Net cash provided by (used in) operating activities	$12,775	$(433)	$-	$-	$12,342

Net cash (used in) provided by investing activities - continuing operations	$(3,788)	$433	$-	$110	$(3,245)
Net cash used in investing activities - discontinued operations	-	-	-	(110)	(110)
Net cash (used in) provided by investing activities	$(3,788)	$433	$-	$-	$(3,355)

Net cash used in financing activities - continuing operations	$(1,000)	$-	$-	$-	$(1,000)
Net cash used in financing activities - discontinued operations	-	-	-	-	-
Net cash used in financing activities	$(1,000)	$-	$-	$-	$(1,000)

	Year to Date
	June 30,				June 30,
	2012	Restatement		Discontinued	2012
	As filed	adjustments	Reclassification	operations	As restated

Net cash provided by (used in) operating activities - continuing operations	$43,849	$(5,588)	$-	$151	$38,412
Net cash used in operating activities - discontinued operations	-	-	-	(151)	(151)
Net cash provided by (used in) operating activities	$43,849	$(5,588)	$-	$-	$38,261

Net cash (used in) provided by investing activities - continuing operations	$(20,003)	$5,588	$-	$195	$(14,220)
Net cash used in investing activities - discontinued operations	-	-	-	(195)	(195)
Net cash (used in) provided by investing activities	$(20,003)	$5,588	$-	$-	$(14,415)

Net cash used in financing activities - continuing operations	$(2,214)	$-	$-	$-	$(2,214)
Net cash used in financing activities - discontinued operations	-	-	-	-	-
Net cash used in financing activities	$(2,214)	$-	$-	$-	$(2,214)

	Year to Date
	September 30,				September 30,
	2012	Restatement		Discontinued	2012
	As filed	adjustments	Reclassification	operations	As restated

Net cash provided by (used in) operating activities - continuing operations	$53,428	$(5,792)	$-	$273	$47,909
Net cash used in operating activities - discontinued operations	-	-	-	(273)	(273)
Net cash (used in) provided by operating activities	$53,428	$(5,792)	$-	$-	$47,636

Net cash (used in) provided by investing activities - continuing operations	$(37,577)	$5,792	$-	$290	$(31,495)
Net cash used in investing activities - discontinued operations	-	-	-	(290)	(290)
Net cash (used in) provided by investing activities	$(37,577)	$5,792	$-	$-	$(31,785)

Net cash used in financing activities - continuing operations	$(1,129)	$-	$-	$-	$(1,129)
Net cash used in financing activities - discontinued operations	-	-	-	-	-
Net cash used in financing activities	$(1,129)	$-	$-	$-	$(1,129)

Following are the reconciliations from net income (loss) to Adjusted EBITDA (a non-GAAP measure) for each quarter ended 2012 (tables in thousands):

	Quarter Ended
	March 31,				March 31,
	2012	Restatement		Discontinued	2012
	As filed	adjustments	Reclassification	operations	As restated

Net (loss) income from continuing operations	$10,151	$(1,569)	$-	$269	$8,851
Interest and other expenses	6,437	(14)	-	-	6,423
Income tax (benefit) expense	6,488	(851)	-	-	5,637
Depreciation and amortization	11,769	(161)	-	(62)	11,546
EBITDA	34,845	(2,595)	-	207	32,457

Change in fair value of contingent liabilities	43	-	-	-	43
Legal settlements	62	-	-	-	62
Acquisition, offering and related expenses	197	(1)	-	-	196
Restructuring charges	-	218	-	-	218
Stock-based compensation	2,322	-	-	-	2,322
Restatement charges	-	-	-	-	-
Adjusted EBITDA	$37,469	$(2,378)	$-	$207	$35,298

	Quarter Ended
	June 30,				June 30,
	2012	Restatement		Discontinued	2012
	As filed	adjustments	Reclassification	operations	As restated

Net (loss) income from continuing operations	$16,276	$(1,010)	$-	$260	$15,526
Interest and other expenses	6,475	-	(9)	-	6,466
Income tax (benefit) expense	(759)	(1,127)	-	-	(1,886)
Depreciation and amortization	12,587	(450)	-	(62)	12,075
EBITDA	34,579	(2,587)	(9)	198	32,181

Change in fair value of contingent liabilities	355	-	9	-	364
Legal settlements	3	-	-	-	3
Acquisition, offering and related expenses	682	(284)	-	-	398
Restructuring charges	-	49	-	-	49
Stock-based compensation	2,275	-	-	-	2,275
Restatement charges	-	-	-	-	-
Adjusted EBITDA	$37,894	$(2,822)	$-	$198	$35,270

	Quarter Ended
	September 30,				September 30,
	2012	Restatement		Discontinued	2012
	As filed	adjustments	Reclassification	operations	As restated

Net (loss) income from continuing operations	$2,560	$(799)	$-	$302	$2,063
Interest and other expenses	6,365	(121)	(30)	-	6,214
Income tax (benefit) expense	2,509	(43)	-	-	2,466
Depreciation and amortization	14,103	(583)	-	(62)	13,458
EBITDA	25,537	(1,546)	(30)	240	24,201

Change in fair value of contingent liabilities	1,742	-	30	-	1,772
Legal settlements	833	-	-	-	833
Acquisition, offering and related expenses	(512)	551	-	-	39
Restructuring charges	-	-	-	-	-
Stock-based compensation	2,245	-	-	-	2,245
Restatement charges	-	600	-	-	600
Adjusted EBITDA	$29,845	$(395)	$-	$240	$29,690

	Quarter Ended
	December 31,				December 31,
	2012	Restatement		Discontinued	2012
	As filed	adjustments	Reclassification	operations	As restated

Net (loss) income from continuing operations	$344	$1,092	$-	$270	$1,706
Interest and other expenses	6,494	(63)	-	(1)	6,430
Income tax (benefit) expense	(741)	(613)	-	-	(1,354)
Depreciation and amortization	14,395	(579)	-	(61)	13,755
EBITDA	20,492	(163)	-	208	20,537

Change in fair value of contingent liabilities	(4,785)	259	-	-	(4,526)
Legal settlements	(24)	-	-	-	(24)
Acquisition, offering and related expenses	(32)	-	-	-	(32)
Restructuring charges	-	-	-	-	-
Stock-based compensation	2,278	-	-	-	2,279
Restatement charges	-	649	-	-	649
Adjusted EBITDA	$17,929	$745	$-	$208	$18,883

Following are the Condensed Consolidated Balance Sheets for 2013 as of (tables in thousands, except per share data):

	As of
	March 31,				March 31,
	2013	Restatement		Discontinued	2013
	As filed	adjustments	Reclassification	operations	As restated
Assets
Cash and cash equivalents	$89,240	$-	$-	$(637)	$88,603
Accounts receivable, net	59,221	(272)	-	(27)	58,922
Deferred income taxes	3,763	(400)	-	-	3,363
Prepaid expenses and other current assets	11,040	9,630	-	(224)	20,446
Assets held for sale	-	-	-	1,584	1,584
Total current assets	163,264	8,958	-	696	172,918
Furniture, fixtures and equipment, net	10,716	(1,203)	-	(544)	8,969
Intangible assets, net	381,378	(5,403)	-	(152)	375,823
Goodwill	602,398	(742)	-	-	601,656
Other assets	11,172	1,185	-	-	12,357
Total assets	$1,168,928	$2,795	$-	$-	$1,171,723

Liabilities and Stockholders' Equity
Liabilities
Accounts payable	$7,524	$-	$-	$(14)	$7,510
Accrued expenses	22,755	577	-	(45)	23,287
Deferred revenue and customer deposits	3,926	-	-	(72)	3,854
Accrued interest	4,860	-	-	-	4,860
Other current liabilities	19,056	(1)	-	(11)	19,044
Liabilities subject to sale	-	-	-	142	142
Total current liabilities	58,121	576	-	-	58,697
Deferred income taxes	64,482	4,780	-	-	69,262
Long term debt, net of unamortized discount	194,033	-	-	-	194,033
Other liabilities	20,013	-	-	-	20,013
Total liabilities	336,649	5,356	-	-	342,005

Commitments and contingencies

Stockholders' equity
Common stock, par value $.01 per share	1,000	1	-	-	1,001
Additional paid-in capital	845,634	13	-	-	845,647
Accumulated deficit	(13,081)	(2,716)	-	-	(15,797)
Less: Treasury stock, at cost	(591)	(1)	-	-	(592)
Accumulated other comprehensive (loss) income	(683)	142	-	-	(541)
Total stockholders' equity	832,279	(2,561)	-	-	829,718
Total liabilities and stockholders' equity	$1,168,928	$2,795	$-	$-	$1,171,723

	As of
	June 30,				June 30,
	2013	Restatement		Discontinued	2013
	As filed	adjustments	Reclassification	operations	As restated
Assets
Cash and cash equivalents	$111,961	$-	$-	$(407)	$111,554
Accounts receivable, net	58,215	318	-	(10)	58,523
Deferred income taxes	3,763	(400)	-	-	3,363
Prepaid expenses and other current assets	12,633	9,131	-	(262)	21,502
Assets held for sale	-	-	-	1,362	1,362
Total current assets	186,572	9,049	-	683	196,304
Furniture, fixtures and equipment, net	11,989	(1,220)	-	(528)	10,241
Intangible assets, net	368,574	(4,994)	-	(155)	363,425
Goodwill	602,399	(743)	-	-	601,656
Other assets	10,087	941	-	-	11,028
Total assets	$1,179,621	$3,033	$-	$-	$1,182,654

Liabilities and Stockholders' Equity
Liabilities
Accounts payable	$7,470	$-	$-	$(23)	$7,447
Accrued expenses	23,948	433	-	(51)	24,330
Deferred revenue and customer deposits	4,030	-	-	(81)	3,949
Accrued interest	10,591	-	-	-	10,591
Other current liabilities	19,950	(1)	-	(14)	19,935
Liabilities subject to sale	-	-	-	169	169
Total current liabilities	65,989	432	-	-	66,421
Deferred income taxes	64,482	4,780	-	-	69,262
Long term debt, net of unamortized discount	194,125	-	-	-	194,125
Other liabilities	20,637	-	-	-	20,637
Total liabilities	345,233	5,212	-	-	350,445

Commitments and contingencies

Stockholders' equity
Common stock, par value $.01 per share	1,013	1	-	-	1,014
Additional paid-in capital	848,604	13	-	-	848,617
Accumulated deficit	(13,973)	(2,338)	-	-	(16,311)
Less: Treasury stock, at cost	(591)	(1)	-	-	(592)
Accumulated other comprehensive (loss) income	(665)	146	-	-	(519)
Total stockholders' equity	834,388	(2,179)	-	-	832,209
Total liabilities and stockholders' equity	$1,179,621	$3,033	$-	$-	$1,182,654

	As of
	September 30,				September 30,
	2013	Restatement		Discontinued	2013
	As filed	adjustments	Reclassification	operations	As restated
Assets
Cash and cash equivalents	$191,463	$-	$-	$(613)	$190,850
Accounts receivable, net	68,478	-	-	(72)	68,406
Deferred income taxes	3,763	(400)	-	-	3,363
Prepaid expenses and other current assets	18,977	8,568	-	(268)	27,277
Assets held for sale	-	-	-	1,627	1,627
Total current assets	282,681	8,168	-	674	291,523
Furniture, fixtures and equipment, net	12,085	(1,236)	-	(511)	10,338
Intangible assets, net	364,442	(4,683)	-	(163)	359,596
Goodwill	610,950	(743)	-	-	610,207
Other assets	14,183	997	-	-	15,180
Total assets	$1,284,341	$2,503	$-	$-	$1,286,844

Liabilities and Stockholders' Equity
Liabilities
Accounts payable	$9,869	$-	$-	$(13)	$9,856
Accrued expenses	28,582	196	-	(51)	28,727
Deferred revenue and customer deposits	3,777	-	-	(73)	3,704
Accrued interest	2,758	-	-	-	2,758
Other current liabilities	23,067	-	-	(14)	23,053
Liabilities subject to sale	-	-	-	151	151
Total current liabilities	68,053	196	-	-	68,249
Deferred income taxes	64,482	4,780	-	-	69,262
Long term debt, net of unamortized discount	296,882	-	-	-	296,882
Other liabilities	22,536	-	-	-	22,536
Total liabilities	451,953	4,976	-	-	456,929

Commitments and contingencies

Stockholders' equity
Common stock, par value $.01 per share	1,015	-	-	-	1,015
Additional paid-in capital	854,124	13	-	-	854,137
Accumulated deficit	(21,724)	(2,656)	-	-	(24,380)
Less: Treasury stock, at cost	(591)	(1)	-	-	(592)
Accumulated other comprehensive (loss) income	(436)	171	-	-	(265)
Total stockholders' equity	832,388	(2,473)	-	-	829,915
Total liabilities and stockholders' equity	$1,284,341	$2,503	$-	$-	$1,286,844

Following are the Condensed Consolidated Statements of Comprehensive Income (Loss) for the quarters ended 2013 (tables in thousands, except share and per share data):

	Quarter Ended
	March 31,				March 31,
	2013	Restatement		Discontinued	2013
	As filed	adjustments	Reclassification	operations	As restated

Revenue	$108,448	$33	$-	$(123)	$108,358

Costs and expenses:
Cost of revenue (excludes depreciation and amortization)	36,108	(126)	25,723	(7)	61,698
Sales and marketing	-	-	6,349	(45)	6,304
Sales	3,777	-	(3,777)	-	-
Marketing	26,333	-	(26,333)	-	-
Product development and technology	4,651	231	367	-	5,249
General and administrative	11,376	(280)	(2,325)	(331)	8,440
Acquisition, offering and related expenses	-	-	-	-	-
Changes in fair value of contingent acquisition consideration	1,149	1,315	-	-	2,464
Depreciation and amortization	14,511	(556)	-	(91)	13,864
Total costs and expenses	97,905	584	4	(474)	98,019
Income (loss) from operations	10,543	(551)	(4)	351	10,339

Interest and other expenses, net	6,535	-	(4)	-	6,531
Loss on early extinguishment of debt	-	-	-	-	-

Income (loss) before taxes	4,008	(551)	-	351	3,808
Income tax expense (benefit)	1,825	(190)	-	-	1,635
Net income (loss) from continuing operations	2,183	(361)	-	351	2,173
Net loss from discontinued operations, net of income taxes	-	-	-	(351)	(351)
Net income (loss)	$2,183	$(361)	$-	$-	$1,822

Basic net income (loss) per share:
Continuing operations	$0.02				$0.02
Discontinued operations	-				-
Basic net income (loss) per share	$0.02				$0.02

Diluted net income (loss) per share:
Continuing operations	$0.02				$0.02
Discontinued operations	-				-
Diluted net income per share	$0.02				$0.02

Weighted average common shares outstanding:
Basic	100,047,441				100,047,441
Diluted	100,053,107				100,053,107

Net income (loss)	$2,183	$(361)	$-	$-	$1,822
Other comprehensive loss, net of tax	(296)	1	-	4	(291)
Comprehensive income	$1,887	$(360)	$-	$4	$1,531

	Quarter Ended
	June 30,				June 30,
	2013	Restatement		Discontinued	2013
	As filed	adjustments	Reclassification	operations	As restated

Revenue	$105,546	$485	$-	$(126)	$105,905

Costs and expenses:
Cost of revenue (excludes depreciation and amortization)	37,542	170	24,000	(11)	61,701
Sales and marketing	-	-	6,416	(26)	6,390
Sales	3,751	-	(3,751)	-	-
Marketing	24,873	-	(24,873)	-	-
Product development and technology	4,840	237	304	-	5,381
General and administrative	11,246	(102)	(2,085)	(328)	8,731
Acquisition, offering and related expenses	20	-	-	-	20
Changes in fair value of contingent acquisition consideration	2,949	-	-	-	2,949
Depreciation and amortization	14,844	(593)	-	(88)	14,163
Total costs and expenses	100,065	(288)	11	(453)	99,335
Income (loss) from operations	5,481	773	(11)	327	6,570

Interest and other expenses, net	6,539	-	(11)	-	6,528
Loss on early extinguishment of debt	-	-	-	-	-

(Loss) income before taxes	(1,058)	773	-	327	42
Income tax expense (benefit)	(166)	394	-	-	228
Net loss from continuing operations	(892)	379	-	327	(186)
Net loss from discontinued operations, net of income taxes	-	-	-	(327)	(327)
Net (loss) income	$(892)	$379	$-	$-	$(513)

Basic net (loss) income per share:
Continuing operations	$(0.01)				$(0.00)
Discontinued operations	-				(0.01)
Basic net (loss) income per share	$(0.01)				$(0.01)

Diluted net (loss) income per share:
Continuing operations	$(0.01)				$(0.00)
Discontinued operations	-				(0.01)
Diluted net loss per share	$(0.01)				$(0.01)

Weighted average common shares outstanding:
Basic	100,050,989				100,050,989
Diluted	100,050,989				100,050,989

Net (loss) income	$(892)	$379	$-	$-	$(513)
Other comprehensive income, net of tax	18	(11)	-	15	22
Comprehensive loss	$(874)	$368	$-	$15	$(491)

	Quarter Ended
	September, 30				September, 30
	2013	Restatement		Discontinued	2013
	As filed	adjustments	Reclassification	operations	As restated

Revenue	$121,178	$(318)	$-	$(165)	$120,695

Costs and expenses:
Cost of revenue (excludes depreciation and amortization)	40,524	(48)	31,258	(11)	71,723
Sales and marketing	-	-	6,198	(22)	6,176
Sales	3,934	-	(3,934)	-	-
Marketing	31,639	-	(31,639)	-	-
Product development and technology	4,453	231	839	-	5,523
General and administrative	12,214	53	(2,722)	(374)	9,171
Acquisition, offering and related expenses	30	-	-	-	30
Changes in fair value of contingent acquisition consideration	2,142	-	-	-	2,142
Depreciation and amortization	14,730	(503)	-	(89)	14,138
Total costs and expenses	109,666	(267)	-	(496)	108,903
Income (loss) from operations	11,512	(51)	-	331	11,792

Interest and other expenses, net	6,761	-	-	-	6,761
Loss on early extinguishment of debt	17,175	-	-	-	17,175

(Loss) income before taxes	(12,424)	(51)	-	331	(12,144)
Income tax (benefit) expense	(4,673)	268	-	-	(4,405)
Net loss from continuing operations	(7,751)	(319)	-	331	(7,739)
Net loss from discontinued operations, net of income taxes	-	-	-	(331)	(331)
Net (loss) income	$(7,751)	$(319)	$-	$-	$(8,070)

Basic net (loss) income per share:
Continuing operations	$(0.08)				$(0.08)
Discontinued operations	-				-
Basic net (loss) income per share	$(0.08)				$(0.08)

Diluted net (loss) income per share:
Continuing operations	$(0.08)				$(0.08)
Discontinued operations	-				-
Diluted net loss per share	$(0.08)				$(0.08)

Weighted average common shares outstanding:
Basic	100,127,658				100,127,658
Diluted	100,127,658				100,127,658

Net (loss) income	$(7,751)	$(319)	$-	$-	$(8,070)
Other comprehensive income, net of tax	229	(1)	-	26	254
Comprehensive loss	$(7,522)	$(320)	$-	$26	$(7,816)

	Quarter Ended
	December 31,				December 31,
	2013	Restatement		Discontinued	2013
	As filed	adjustments	Reclassification	operations	As restated

Revenue	$122,260	$1	$-	$(283)	$121,978

Costs and expenses:
Cost of revenue (excludes depreciation and amortization)	36,876	1,783	30,261	(10)	68,910
Sales and marketing	-	-	6,110	(63)	6,047
Sales	3,605	-	(3,605)	-	-
Marketing	30,633	-	(30,633)	-	-
Product development and technology	4,802	(94)	1,513	-	6,221
General and administrative	21,298	(3)	(3,661)	(351)	17,283
Acquisition, offering and related expenses	-	31	-	-	31
Changes in fair value of contingent acquisition consideration	9,825	-	-	-	9,825
Depreciation and amortization	16,042	(1,941)	-	(90)	14,011
Total costs and expenses	123,081	(224)	(15)	(514)	122,328
Income (loss) from operations	(821)	225	15	231	(350)

Interest and other expenses, net	5,146	1	15	(3)	5,159
Loss on early extinguishment of debt	-	-	-	-	-

(Loss) income before taxes	(5,967)	224	-	234	(5,509)
Income tax (benefit) expense	(2,425)	1,117	-	-	(1,308)
Net loss from continuing operations	(3,542)	(893)	-	234	(4,201)
Net loss from discontinued operations, net of income taxes	-	-	-	(234)	(234)
Net (loss) income	$(3,542)	$(893)	$-	$-	$(4,435)

Basic net (loss) income per share:
Continuing operations	$(0.04)				$(0.04)
Discontinued operations	-				-
Basic net (loss) income per share	$(0.04)				$(0.04)

Diluted net (loss) income per share:
Continuing operations	$(0.04)				$(0.04)
Discontinued operations	-				-
Diluted net loss per share	$(0.04)				$(0.04)

Weighted average common shares outstanding:
Basic	100,205,228				100,205,228
Diluted	100,205,228				100,205,228

Net (loss) income	$(3,542)	$(893)	$-	$-	$(4,435)
Other comprehensive income, net of tax	86	(5)	-	(9)	72
Comprehensive loss	$(3,456)	$(898)	$-	$(9)	$(4,363)

Following are the Condensed Consolidated Statements of Cash Flows for the year to date periods ended 2013 (tables in thousands):

	Year to Date
	March 31,				March 31,
	2013	Restatement		Discontinued	2013
	As filed	adjustments	Reclassification	operations	As restated

Net cash provided by (used in) operating activities - continuing operations	$12,418	$(189)	$-	$(412)	$11,817
Net cash provided by operating activities - discontinued operations	-	-	-	412	412
Net cash provided by (used in) operating activities	$12,418	$(189)	$-	$-	$12,229

Net cash (used in) provided by investing activities - continuing operations	$(6,688)	$189	$-	$105	$(6,394)
Net cash used in investing activities - discontinued operations	-	-	-	(105)	(105)
Net cash (used in) provided by investing activities	$(6,688)	$189	$-	$-	$(6,499)

Net cash used in financing activities - continuing operations	$-	$-	$-	$-	$-
Net cash used in financing activities - discontinued operations	-	-	-	-	-
Net cash used in financing activities	$-	$-	$-	$-	$-

	Year to Date
	June 30,				June 30,
	2013	Restatement		Discontinued	2013
	As filed	adjustments	Reclassification	operations	As restated

Net cash provided by (used in) operating activities - continuing operations	$39,274	$(391)	$-	$(242)	$38,641
Net cash provided by operating activities - discontinued operations	-	-	-	242	242
Net cash provided by (used in) operating activities	$39,274	$(391)	$-	$-	$38,883

Net cash (used in) provided by investing activities - continuing operations	$(10,932)	$391	$-	$182	$(10,359)
Net cash used in investing activities - discontinued operations	-	-	-	(182)	(182)
Net cash (used in) provided by investing activities	$(10,932)	$391	$-	$-	$(10,541)

Net cash provided by financing activities - continuing operations	$103	$-	$-	$-	$103
Net cash provided by financing activities - discontinued operations	-	-	-	-	-
Net cash provided by financing activities	$103	$-	$-	$-	$103

	Year to Date
	September 30,				September 30,
	2013	Restatement		Discontinued	2013
	As filed	adjustments	Reclassification	operations	As restated

Net cash provided by (used in) operating activities - continuing operations	$57,948	$(600)	$-	$(500)	$56,848
Net cash provided by operating activities - discontinued operations	-	-	-	500	500
Net cash provided by (used in) operating activities	$57,948	$(600)	$-	$-	$57,348

Net cash (used in) provided by investing activities - continuing operations	$(31,265)	$600	$-	$260	$(30,405)
Net cash used in investing activities - discontinued operations	-	-	-	(260)	(260)
Net cash (used in) provided by investing activities	$(31,265)	$600	$-	$-	$(30,665)

Net cash provided by financing activities - continuing operations	$81,226	$-	$-	$-	$81,226
Net cash provided by financing activities - discontinued operations	-	-	-	-	-
Net cash provided by financing activities	$81,226	$-	$-	$-	$81,226

Following are the reconciliations from net income (loss) to Adjusted EBITDA (a non-GAAP measure) for each quarter ended 2013 (tables in thousands):

	Quarter Ended
	March 31,				March 31,
	2013	Restatement		Discontinued	2013
	As filed	adjustments	Reclassification	operations	As restated

Net (loss) income from continuing operations	$2,183	$(361)	$-	$351	$2,173
Interest and other expenses	6,535	-	(4)	-	6,531
Income tax (benefit) expense	1,825	(190)	-	-	1,635
Depreciation and amortization	14,511	(556)	-	(91)	13,864
EBITDA	25,054	(1,107)	(4)	260	24,203

Change in fair value of contingent liabilities	1,149	1,315	-	-	2,464
Loss on extinguishment of debt	-	-	-	-	-
Acquisition, offering and related expenses	-	-	-	-	-
CEO transition	-	-	-	-	-
Stock-based compensation	2,241	-	-	-	2,241
Restatement charges	-	400	-	-	400
Adjusted EBITDA	$28,444	$608	$(4)	$260	$29,308

	Quarter Ended
	June 30,				June 30,
	2013	Restatement		Discontinued	2013
	As filed	adjustments	Reclassification	operations	As restated

Net (loss) income from continuing operations	$(892)	$379	$-	$327	$(186)
Interest and other expenses	6,539	-	(11)	-	6,528
Income tax (benefit) expense	(166)	394	-	-	228
Depreciation and amortization	14,844	(593)	-	(88)	14,163
EBITDA	20,325	180	(11)	239	20,733

Change in fair value of contingent liabilities	2,949	-	-	-	2,949
Loss on extinguishment of debt	-	-	-	-	-
Acquisition, offering and related expenses	20	-	-	-	20
CEO transition	-	-	-	-	-
Stock-based compensation	2,880	-	-	-	2,880
Restatement charges	-	365	-	-	365
Adjusted EBITDA	$26,174	$545	$(11)	$239	$26,947

	Quarter Ended
	September 30,				September 30,
	2013	Restatement		Discontinued	2013
	As filed	adjustments	Reclassification	operations	As restated

Net (loss) income from continuing operations	$(7,751)	$(319)	$-	$331	$(7,739)
Interest and other expenses	6,761	-	-	-	6,761
Income tax (benefit) expense	(4,673)	268	-	-	(4,405)
Depreciation and amortization	14,730	(503)	-	(89)	14,138
EBITDA	9,067	(554)	-	242	8,755

Change in fair value of contingent liabilities	2,142	-	-	-	2,142
Loss on extinguishment of debt	17,175	-	-	-	17,175
Acquisition, offering and related expenses	30	-	-	-	30
CEO transition	-	-	-	-	-
Stock-based compensation	3,493	-	-	-	3,493
Restatement charges	-	250	-	-	250
Adjusted EBITDA	$31,907	$(304)	$-	$242	$31,845

	Quarter Ended
	December 31,				December 31,
	2013	Restatement		Discontinued	2013
	As filed	adjustments	Reclassification	operations	As restated

Net (loss) income from continuing operations	$(3,542)	$(893)	$-	$234	$(4,201)
Interest and other expenses	5,146	1	15	(3)	5,159
Income tax (benefit) expense	(2,425)	1,117	-	-	(1,308)
Depreciation and amortization	16,042	(1,941)	-	(90)	14,011
EBITDA	15,221	(1,716)	15	141	13,661

Change in fair value of contingent liabilities	9,825	-	-	-	9,825
Loss on extinguishment of debt	-	-	-	-	-
Acquisition, offering and related expenses	-	31	-	-	31
CEO transition	6,802	-	-	-	6,802
Stock-based compensation	3,534	-	-	-	3,534
Restatement charges	-	254	-	-	254
Adjusted EBITDA	$35,382	$(1,431)	$15	$141	$34,107

Following are the Condensed Consolidated Balance Sheets for 2014 as of (tables in thousands, except per share data):

	As of
	March 31,				March 31,
	2014	Restatement		Discontinued	2014
	As filed	adjustments	Reclassification	operations	As restated
Assets
Cash and cash equivalents	$243,920	$-	$-	$(623)	$243,297
Short term investments	-	-	-	-	-
Accounts receivable, net	78,371	-	-	(37)	78,334
Deferred income taxes	7,155	2,103	-	-	9,258
Prepaid expenses and other current assets	6,984	3,186	-	(292)	9,878
Assets held for sale	-	-	-	1,637	1,637
Total current assets	336,430	5,289	-	685	342,404
Furniture, fixtures and equipment, net	14,265	(1,015)	-	(676)	12,574
Intangible assets, net	337,516	(2,496)	-	(9)	335,011
Goodwill	611,975	(742)	-	-	611,233
Other assets	11,247	156	-	-	11,403
Total assets	$1,311,433	$1,192	$-	$-	$1,312,625

Liabilities and Stockholders' Equity
Liabilities
Accounts payable	$9,237	$-	$-	$(16)	$9,221
Accrued expenses	37,217	(1,998)	-	(51)	35,168
Deferred revenue and customer deposits	4,000	-	-	(132)	3,868
Accrued interest	2,319	-	-	-	2,319
Other current liabilities	20,755	-	-	(15)	20,740
Liabilities subject to sale	-	-	-	714	714
Total current liabilities	73,528	(1,998)	-	500	72,030
Deferred income taxes	51,699	4,801	-	-	56,500
Long term debt, net of unamortized discount	297,162	-	-	-	297,162
Other liabilities	18,948	2,517	-	(500)	20,965
Total liabilities	441,337	5,320	-	-	446,657

Commitments and contingencies

Stockholders' equity
Common stock, par value $.01 per share	1,047	1	-	-	1,048
Additional paid-in capital	890,856	-	-	-	890,856
Accumulated deficit	(20,434)	(4,291)	-	-	(24,725)
Less: Treasury stock, at cost	(1,042)	(1)	-	-	(1,043)
Accumulated other comprehensive (loss) income	(331)	163	-	-	(168)
Total stockholders' equity	870,096	(4,128)	-	-	865,968
Total liabilities and stockholders' equity	$1,311,433	$1,192	$-	$-	$1,312,625

	As of
	June 30,				June 30,
	2014	Restatement		Discontinued	2014
	As filed	adjustments	Reclassification	operations	As restated
Assets
Cash and cash equivalents	$175,779	$-	$-	$(398)	$175,381
Short term investments	500	-	-	-	500
Accounts receivable, net	77,154	97	-	(76)	77,175
Deferred income taxes	17,155	2,103	-	-	19,258
Prepaid expenses and other current assets	31,368	2,890	-	(311)	33,947
Assets held for sale	-	-	-	1,458	1,458
Total current assets	301,956	5,090	-	673	307,719
Furniture, fixtures and equipment, net	13,609	(908)	-	(664)	12,037
Intangible assets, net	353,977	(2,154)	-	(9)	351,814
Goodwill	638,010	(743)	-	-	637,267
Other assets	12,456	(22)	-	-	12,434
Total assets	$1,320,008	$1,263	$-	$-	$1,321,271

Liabilities and Stockholders' Equity
Liabilities
Accounts payable	$8,247	$1	$-	$(24)	$8,224
Accrued expenses	27,367	(1,987)	-	(110)	25,270
Deferred revenue and customer deposits	4,705	-	-	(116)	4,589
Accrued interest	6,891	-	-	-	6,891
Other current liabilities	30,787	-	-	(34)	30,753
Liabilities subject to sale	-	-	-	784	784
Total current liabilities	77,997	(1,986)	-	500	76,511
Deferred income taxes	63,199	4,801	-	-	68,000
Long term debt, net of unamortized discount	297,305	-	-	-	297,305
Other liabilities	15,581	2,516	-	(500)	17,597
Total liabilities	454,082	5,331	-	-	459,413

Commitments and contingencies

Stockholders' equity
Common stock, par value $.01 per share	1,044	5	-	-	1,049
Additional paid-in capital	895,285	1	-	-	895,286
Accumulated deficit	(22,680)	(4,238)	-	-	(26,918)
Less: Treasury stock, at cost	(7,516)	(4)	-	-	(7,520)
Accumulated other comprehensive (loss) income	(207)	168	-	-	(39)
Total stockholders' equity	865,926	(4,068)	-	-	861,858
Total liabilities and stockholders' equity	$1,320,008	$1,263	$-	$-	$1,321,271

As of
September 30,
2014
Assets
Cash and cash equivalents	$131,732
Short term investments	500
Accounts receivable, net	79,207
Deferred income taxes	19,258
Prepaid expenses and other current assets	43,819
Assets held for sale	1,359
Total current assets	275,875
Furniture, fixtures and equipment, net	12,682
Intangible assets, net	348,459
Goodwill	637,303
Other assets	12,670
Total assets	$1,286,989

Liabilities and Stockholders' Equity
Liabilities
Accounts payable	$10,864
Accrued expenses	43,694
Deferred revenue and customer deposits	4,559
Accrued interest	2,297
Other current liabilities	32,348
Liabilities subject to sale	875
Total current liabilities	94,637
Deferred income taxes	68,000
Long term debt, net of unamortized discount	297,450
Other liabilities	18,783
Total liabilities	478,870

Commitments and contingencies

Stockholders' equity
Common stock, par value $.01 per share	1,049
Additional paid-in capital	899,689
Accumulated deficit	(33,940)
Less: Treasury stock, at cost	(58,440)
Accumulated other comprehensive loss	(239)
Total stockholders' equity	808,119
Total liabilities and stockholders' equity	$1,286,989

Following are the Condensed Consolidated Statements of Comprehensive Income (Loss) for the quarters ended 2014 (tables in thousands, except share and per share data):

	Quarter Ended
	March 31,				March 31,
	2014	Restatement		Discontinued	2014
	As filed	adjustments	Reclassification	operations	As restated

Revenue	$136,475	$-	$-	$(200)	$136,275

Costs and expenses:
Cost of revenue (excludes depreciation and amortization)	46,295	77	32,303	(167)	78,508
Sales and marketing	-	1	6,216	(130)	6,087
Sales	3,660	-	(3,660)	-	-
Marketing	33,401	-	(33,401)	-	-
Product development and technology	5,738	82	1,141	(86)	6,875
General and administrative	15,258	72	(2,599)	(189)	12,542
Legal settlements	-	1	-	-	1
Acquisition, offering and related expenses	2,403	-	-	-	2,403
Changes in fair value of contingent acquisition consideration	1,406	1	-	-	1,407
Depreciation and amortization	14,461	(532)	-	(73)	13,856
Total costs and expenses	122,622	(298)	-	(645)	121,679
Income (loss) from operations	13,853	298	-	445	14,596

Interest and other expenses, net	5,192	(1)	-	(1)	5,190

Income (loss) before taxes	8,661	299	-	446	9,406
Income tax expense (benefit)	3,829	1,045	-	-	4,874
Net income (loss) from continuing operations	4,832	(746)	-	446	4,532
Net loss from discontinued operations, net of income taxes	-	-	-	(446)	(446)
Net income (loss)	$4,832	$(746)	$-	$-	$4,086

Basic net income (loss) per share:
Continuing operations	$0.05				$0.04
Discontinued operations	-				-
Basic net income (loss) per share	$0.05				$0.04

Diluted net income (loss) per share:
Continuing operations	$0.05				$0.04
Discontinued operations	-				-
Diluted net income per share	$0.05				$0.04

Weighted average common shares outstanding:
Basic	100,876,470				100,876,470
Diluted	103,081,843				103,081,843

Net income (loss)	$4,832	$(746)	$-	$-	$4,086
Other comprehensive income, net of tax	19	13	-	(7)	25
Comprehensive income	$4,851	$(733)	$-	$(7)	$4,111

	Quarter Ended
	June 30,				June 30,
	2014	Restatement		Discontinued	2014
	As filed	adjustments	Reclassification	operations	As restated

Revenue	$130,662	$1	$-	$(296)	$130,367

Costs and expenses:
Cost of revenue (excludes depreciation and amortization)	46,494	265	31,590	(175)	78,174
Sales and marketing	-	1	6,445	(99)	6,347
Sales	3,674	-	(3,674)	-	-
Marketing	33,180	-	(33,180)	-	-
Product development and technology	5,907	56	1,108	(92)	6,979
General and administrative	14,169	35	(2,289)	(191)	11,724
Legal settlements	9,190	-	-	-	9,190
Acquisition, offering and related expenses	158	1	-	-	159
Changes in fair value of contingent acquisition consideration	744	(1)	-	-	743
Depreciation and amortization	15,195	(498)	-	(107)	14,590
Total costs and expenses	128,711	(141)	-	(664)	127,906
Income (loss) from operations	1,951	142	-	368	2,461

Interest and other expenses, net	5,159	1	-	2	5,162

(Loss) income before taxes	(3,208)	141	-	366	(2,701)
Income tax (benefit) expense	(962)	88	-	-	(874)
Net loss from continuing operations	(2,246)	53	-	366	(1,827)
Net loss from discontinued operations, net of income taxes	-	-	-	(366)	(366)
Net (loss) income	$(2,246)	$53	$-	$-	$(2,193)

Basic net (loss) income per share:
Continuing operations	$(0.02)				$(0.02)
Discontinued operations	-				-
Basic net (loss) income per share	$(0.02)				$(0.02)

Diluted net (loss) income per share:
Continuing operations	$(0.02)				$(0.02)
Discontinued operations	-				-
Diluted net loss per share	$(0.02)				$(0.02)

Weighted average common shares outstanding:
Basic	101,894,188				101,894,188
Diluted	101,894,188				101,894,188

Net (loss) income	$(2,246)	$53	$-	$-	$(2,193)
Other comprehensive income, net of tax	124	(47)	-	52	129
Comprehensive loss	$(2,122)	$6	$-	$52	$(2,064)

Quarter Ended
September, 30
2014

Revenue	$141,650

Costs and expenses:
Cost of revenue (excludes depreciation and amortization)	85,528
Sales and marketing	6,228
Sales	-
Marketing	-
Product development and technology	7,399
General and administrative	28,992
Legal settlements	(7,732)
Acquisition, offering and related expenses	248
Changes in fair value of contingent acquisition consideration	682
Depreciation and amortization	14,964
Total costs and expenses	136,309
Income (loss) from operations	5,341

Interest and other expenses, net	5,231

(Loss) income before taxes	110
Income tax expense (benefit)	6,927
Net loss from continuing operations	(6,817)
Net loss from discontinued operations, net of income taxes	(207)
Net (loss) income	$(7,024)

Basic net (loss) income per share:
Continuing operations	$(0.07)
Discontinued operations	-
Basic net (loss) income per share	$(0.07)

Diluted net (loss) income per share:
Continuing operations	$(0.07)
Discontinued operations	-
Diluted net loss per share	$(0.07)

Weighted average common shares outstanding:
Basic	100,607,876
Diluted	100,607,876

Net (loss) income	$(7,024)
Other comprehensive loss, net of tax	(200)
Comprehensive loss	$(7,224)

Quarter Ended
December 31,
2014

Revenue	$136,651
Income (loss) continuing operations	$10,205
Net income	$10,303
Basic and diluted net income per share:
Income (loss) from continuing operations:
Basic	$0.10
Diluted	$0.10
Net Income (loss):
Basic	$0.10
Diluted	$0.10

Following are the Condensed Consolidated Statements of Cash Flows for the 2014 year to date periods ended (tables in thousands):

	Year to Date
	March 31,				March 31,
	2014	Restatement		Discontinued	2014
	As filed	adjustments	Reclassification	operations	As restated

Net cash provided by (used in) operating activities - continuing operations	$5,444	$(7,697)	$-	$(301)	$(2,554)
Net cash provided by operating activities - discontinued operations	-	-	-	301	301
Net cash provided by (used in) operating activities	$5,444	$(7,697)	$-	$-	$(2,253)

Net cash provided by (used in) investing activities - continuing operations	$(1,952)	$32	$-	$68	$(1,852)
Net cash used in investing activities - discontinued operations	-	-	-	(68)	(68)
Net cash (used in) provided by investing activities	$(1,952)	$32	$-	$-	$(1,920)

Net cash provided by financing activities - continuing operations	$10,360	$7,665	$-	$-	$18,025
Net cash provided by financing activities - discontinued operations	-	-	-	-	-
Net cash provided by financing activities	$10,360	$7,665	$-	$-	$18,025

	Year to Date
	June 30,				June 30,
	2014	Restatement		Discontinued	2014
	As filed	adjustments	Reclassification	operations	As restated

Net cash provided by (used in) operating activities - continuing operations	$13,758	$(12,697)	$-	$(114)	$947
Net cash provided by operating activities - discontinued operations	-	-	-	114	114
Net cash provided by (used in) operating activities	$13,758	$(12,697)	$-	$-	$1,061

Net cash (used in) provided by investing activities - continuing operations	$(58,671)	$82	$-	$159	$(58,430)
Net cash used in investing activities - discontinued operations	-	-	-	(159)	(159)
Net cash (used in) provided by investing activities	$(58,671)	$82	$-	$-	$(58,589)

Net cash (used in) provided by financing activities - continuing operations	$(9,401)	$12,615	$-	$-	$3,214
Net cash provided by financing activities - discontinued operations	-	-	-	-	-
Net cash (used in) provided by financing activities	$(9,401)	$12,615	$-	$-	$3,214

Year to Date
September 30,
2014
Cash flows from operating activities
Net income from continuing operations	$(4,112)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities
Depreciation and amortization	43,410
Provision for doubtful accounts receivable	390
Amortization of deferred financing charges and original issue discount	1,632
Stock-based compensation	12,742
Changes in fair value of contingent acquisition consideration	2,832
Change in operating assets and liabilities, net of effect of business acquisitions
Accounts receivable	(16,433)
Prepaid expenses and other assets	(29,943)
Accounts payable	2,517
Accrued expenses	4,404
Other liabilities	1,270
Deferred revenue	664
Net cash provided by operating activities - continuing operations	$19,373
Net cash provided by operating activities - discontinued operations	78
Net cash provided by operating activities	$19,451

Cash flows from investing activities
Purchases of furniture, fixtures and equipment and capitalized website development costs	(7,353)
Cash used in business acquisitions, net	(62,184)
Restricted cash	(4)
Net cash used in investing activities - continuing operations	$(69,541)
Net cash used in investing activities - discontinued operations	(222)
Net cash used in investing activities	$(69,763)

Cash flows from financing activities
Cash paid for contingent acquisition consideration	(12,683)
Purchase of Company common stock	(57,848)
Proceeds from issuance of common stock, net of costs	22,826
Net cash used in financing activities - continuing operations	$(47,705)
Net cash provided by financing activities - discontinued operations	-
Net cash used in financing activities	$(47,705)

Effect of exchange rate on cash and cash equivalents	(79)
Net increase in cash	(98,096)
Cash - beginning of period	230,071
Cash - end of period	131,975
Less cash of discontinued operations - end of period	243
Cash of continuing operations - end of period	$131,732

Following are the reconciliations from net income (loss) to Adjusted EBITDA (a non-GAAP measure) for each quarter ended 2014 (tables in thousands):

	Quarter Ended
	March 31,				March 31,
	2014	Restatement		Discontinued	2014
	As filed	adjustments	Reclassification	operations	As restated

Net (loss) income from continuing operations	$4,832	$(746)	$-	$446	$4,532
Interest and other expenses	5,192	(1)	-	(1)	5,190
Income tax (benefit) expense	3,829	1,045	-	-	4,874
Depreciation and amortization	14,461	(532)	-	(73)	13,856
EBITDA	28,314	(234)	-	372	28,452

Change in fair value of contingent liabilities	1,406	1	-	-	1,407
Legal settlements	-	1	-	-	1
Acquisition, offering and related expenses	2,403	-	-	-	2,403
Stock-based compensation	3,923	-	-	-	3,923
Impact of purchase accounting	-	-	-	-	-
Restatement charges	-	677	-	-	677
Adjusted EBITDA	$36,046	$445	$-	$372	$36,863

	Quarter Ended
	June 30,				June 30,
	2014	Restatement		Discontinued	2014
	As filed	adjustments	Reclassification	operations	As restated

Net (loss) income from continuing operations	$(2,246)	$53	$-	$366	$(1,827)
Interest and other expenses	5,159	1	-	2	5,162
Income tax (benefit) expense	(962)	88	-	-	(874)
Depreciation and amortization	15,195	(498)	-	(107)	14,590
EBITDA	17,146	(356)	-	261	17,051

Change in fair value of contingent liabilities	744	(1)	-	-	743
Legal settlements	9,190	-	-	-	9,190
Acquisition, offering and related expenses	158	1	-	-	159
Stock-based compensation	4,415	-	-	-	4,415
Impact of purchase accounting	220	-	-	-	220
Restatement charges	-	603	-	-	603
Adjusted EBITDA	$31,873	$247	$-	$261	$32,381

Quarter Ended
September 30,
2014

Net (loss) income from continuing operations	$(6,817)
Interest and other expenses	5,231
Income tax (benefit) expense	6,927
Depreciation and amortization	14,964
EBITDA	20,305

Change in fair value of contingent liabilities	682
Legal settlements	(7,732)
Acquisition, offering and related expenses	248
Stock-based compensation	4,404
Impact of purchase accounting	193
Restatement charges	18,320
Adjusted EBITDA	$36,420

NOTE 16 – SUBSEQUENT EVENTS

On March 31, 2015, as required under the terms of the Company’s Senior Notes Indenture, as supplemented by the Second Supplemental Indenture thereto, the Company made a  $354,000 consent payment to certain holders of its Senior Notes due to the delay in providing timely financial statements.

On April 1, 2015, the Company announced the acquisition of Detroit-based Quizzle.com, a leading national free credit report and monitoring site which provides users with free credit scores and credit reports, as well as credit monitoring and identity protection.

On May 11, 2015, as required under the terms of the Company’s Senior Notes Indenture, as supplemented by the Third Supplemental Indenture thereto, the Company made a $374,000  consent payment to certain holders of its Senior Notes due to the delay in providing timely financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the filing of this Form 10-K, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Exchange Act Rule 13a-15(e) and 15d-15(e), as of December 31, 2014. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2014 as a result of the material weakness in the operating effectiveness of our internal control over financial reporting described below.

Restatement of Prior Period Financial Statements

On September 15, 2014, we announced that the SEC was conducting a non-public formal investigation relating to Bankrate’s financial reporting. On September 14, 2014, Bankrate’s Audit Committee concluded that our previously issued financial statements for each of years 2011, 2012 and 2013 should no longer be relied upon pending the conclusion of a full internal review of these matters. The Audit Committee retained its own independent counsel who retained independent forensic accountants to assist in this internal review.

After completing the internal review of the financial statements for 2011, 2012 and 2013, we have determined that it is appropriate to restate the consolidated financial statements for such periods. For further information related to the Restatements see Note 2 of the Notes to Consolidated Financial Statements.

Management’s Report on Internal Control over Financial Reporting

The management of Bankrate is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. For example, judgments in decision-making may be incorrect, or controls may be circumvented by collusion or a management override of controls. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the filing of this Form 10-K, management, including our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (1992). Based on our assessment, we concluded that there was a material weakness in the operating effectiveness of our internal control over financial reporting, as described below under “Description of material weakness.”

Management has taken and is taking steps, as described below under “Remediation plan for material weakness in internal control over financial reporting,” to remediate the material weakness in our internal control over financial reporting. We believe that, as a result of management’s in-depth review of its accounting processes, and the additional procedures management has implemented, there are no material inaccuracies or omissions of material fact in this Form 10-K and, to the best of our knowledge, we believe that the consolidated financial statements in this Form 10-K, including as relating to the Restated Periods, fairly present in all material respects our financial condition, results of operations and cash flows in conformity with GAAP.

Description of material weakness

Management identified the below deficiencies in the operating effectiveness of our internal control over financial reporting:

•

Control Environment.  We did not maintain an effective control environment, which is the foundation for the discipline and structure necessary for effective internal control over financial reporting, as evidenced by: (i) the failure to maintain a corporate culture that sufficiently instilled, prioritized or supported an adequate enterprise-wide attitude of control consciousness, established or supported sufficient focus on compliance with appropriate accounting policies and procedures, or implemented adequately designed and effective operating controls over accounting in accordance with GAAP, and (ii) the failure to maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience, and training in the application of GAAP commensurate with the increasing size of the entity and nature and complexity of financial reporting requirements.

•

Control Activities.  Our internal controls over certain processes, including accounting for revenue accruals, accounting for certain expenses and accounting for certain areas of income taxes did not operate effectively. In some cases, our controls were not effective due to override of controls by certain former members of management. In other cases, we did not sufficiently monitor the accuracy of journal entries with respect to the accounting for revenues and associated costs, accounting for classification of expenses, accounting for compensation expense, certain accrued liability reconciliations and accounting for income taxes. In addition, some account balance reconciliations were not performed with sufficient timeliness or precision to identify possible errors.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The deficiencies in the operating effectiveness of our internal control over financial reporting described above resulted in misstatements in our accounting for revenues, expenses, fixed assets, accounting for income taxes, and other items, and their aggregated impact resulted in a restatement of our consolidated financial statements and related financial statement disclosures for the years ended December 31, 2013, 2012, and 2011. If left uncorrected, these control deficiencies could in the future result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. Although management had already taken certain steps to remediate the control deficiencies described above, remediation of these control deficiencies was ongoing as of December 31, 2014. Accordingly, our management has determined that the aggregation of these control deficiencies constitute a material weakness in the operating effectiveness of our internal control over financial reporting. Because of this material weakness, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Grant Thornton LLP, an independent registered public accounting firm as stated in their report which appears herein.

Remediation plan for material weakness in internal control over financial reporting

We and our Board treat the control and integrity of our financial statements with the utmost priority. Management is committed to the planning and implementation of remediation efforts to address control deficiencies and any other identified areas of risk. These remediation efforts, which are either implemented or in process, are intended to both address the identified material weakness and to enhance our overall financial control environment. In particular:

•	we replaced our CFO, and certain other persons formerly involved in our financial reporting function have resigned or are no longer in that function.
•	we appointed a new Interim Corporate Controller, a VP/Director of Taxation, a Vice President of Finance at an operating subsidiary and an Interim Director of External Reporting.
•	we will appoint a Director of Internal Audit and, as needed, additional experienced Certified Public Accountants in the corporate office.
•

our Audit Committee conducted an intensive review, with the assistance of its own independent counsel and independent forensic accountants, of journal entries, vendor invoices, e-mail, and other documents relating to areas in which errors, irregularities or control deficiencies might exist.

•	we have initiated efforts to restructure accounting processes, centralize certain accounting functions, and revise organizational structures to enhance accurate accounting and appropriate reporting.
•

we have initiated efforts to strengthen interim and annual financial review controls to function with a sufficient level of precision to detect and correct accounting errors on a timely basis, strengthen the internal operating unit certification process, and establish a Disclosure Committee with formalized processes to support the integrity of external financial reporting.

•	we appointed two new independent directors.
•

we will further develop our programs to provide ongoing communications and training to employees across the entire organization regarding the importance of integrity and accountability and our whistleblower program.

• • • • • • • •

We are committed to maintaining a strong internal control environment, and we believe the measures described above will strengthen our internal control over financial reporting and remediate the material weakness we have identified. In addition, for a reasonable period of time following the date of this report, the independent counsel and independent forensic accountants advising the Audit Committee will conduct periodic separate evaluations of our internal control environment. Although meaningful progress has been made in our remediation efforts, we will continue to devote significant time and attention to these remedial efforts, and expect to complete the required remedial actions during 2015. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to strengthen controls or to modify the remediation plan described above, which may require additional implementation time.

Changes in internal control over financial reporting

Other than the changes described above under “Remediation plan for material weakness in internal control over financial reporting” that occurred during the quarter ended December 31, 2014, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The Board of Directors is divided into three classes, and the members of each class serve for staggered three-year terms. At each annual meeting of stockholders, a class of directors is elected for a three-year term to succeed the directors of the same class whose terms are then expiring. The Board of Directors is currently comprised of three Class I directors (Mr. Bruce Nelson, Ms. Christine Petersen and Mr. Richard Pinola) whose terms expire at the 2015 Annual Meeting of Stockholders, four Class II directors (Mr. Seth Brody, Mr. Kenneth Esterow, Mr. Michael Kelly and Mr. Sree Kotay) whose terms expire at the 2016 Annual Meeting of Stockholders, and three Class III directors (Mr. Peter Morse, Mr. Christian Stahl and Mr. Mitch Truwit) whose terms expire at the 2017 Annual Meeting of Stockholders. There are no family relationships among any of the directors or the nominees, nor is there any agreement or understanding between any director or nominee and any other person pursuant to which the director or nominee was elected or nominated, other than the Fourth Amended and Restated Stockholders Agreement, by and among Bankrate, Ben Holding S.à r.l., certain Bankrate directors and executives and certain other holders of Bankrate common stock, which we refer to as the Stockholders Agreement. The Stockholders Agreement provides Ben Holding S.à r.l. or any of its direct or subsequent transferees (other than pursuant to a widely distributed public sale or open market purchase) with special rights to designate directors for nomination to our Board of Directors. Pursuant to the Stockholders Agreement, as Ben Holding S.à r.l. currently holds more than 30% of Bankrate’s common stock, Ben Holding S.à r.l. is entitled to nominate 30% of our Board. [Messrs. Brody, Stahl and Truwit were designated for nomination to our Board of Directors by Ben Holding S.à r.l.] See Item 13 (Certain Relationships and Related Transactions, and Director Independence) for further information. Ben Holding S.à r.l. is in turn beneficially owned by Apax US VII, L.P., Apax Europe VII-A, L.P., Apax Europe VII-B, L.P. and Apax Europe VII-1, L.P.

Biographical information as of the date of this report for each director appears below. The information is based entirely upon information provided by the directors.

Name	Age	Position	Director Class	Expiration of Term
Seth Brody	39	Director	II	2016
Kenneth S. Esterow	50	President, Chief Executive Officer and Director	II	2016
Michael J. Kelly	57	Director	II	2016
Sree Kotay	42	Director	II	2016
Peter C. Morse	68	Chairman of the Board	III	2017
Bruce Nelson	63	Director	I	2015
Christine Petersen	51	Director	I	2015
Richard J. Pinola	69	Director	I	2015
Christian Stahl	44	Director	III	2017
Mitch Truwit	46	Director	III	2017

Seth Brody, age 39, has served on Bankrate’s Board of Directors since 2010. Mr. Brody is a partner and Global Head of the Operational Excellence Practice at Apax Partners. He has been with Apax since 2008 based in the New York office. His prior industry operating experience includes roles as Executive Vice President and General Manager at Razorgator Interactive Group, as Group Vice President and General Manager at Orbitz Worldwide, Director of Marketing at priceline.com, and Product Manager at Netmarket Group, Inc. Mr. Brody has served in numerous interim management positions across the Apax portfolio, including roles as the Chief Information Officer at Netrada Management GmbH and Chief Marketing Officer at Trader Canada Corporation. Mr. Brody serves as a director and advisor to numerous growth companies in the digital space. He received his B.A. from Yale University and his M.B.A. from Harvard Business School. Mr. Brody's qualifications to serve on our board of directors include his extensive experience with a wide variety of online businesses and his deep knowledge of the online industry.

Kenneth S. Esterow, age 50, has served on Bankrate’s Board of Directors since January 2014, and was appointed President and Chief Executive Officer in January 2014. Mr. Esterow served as our Senior Vice President – Chief Operating Officer from September 2013 to December 2013. From 2011 to 2013, Mr. Esterow served as a consultant. From 2007 until 2011, Mr. Esterow was the President and CEO of GTA by Travelport, a global online B2B travel distributor. Mr. Esterow spent six years (2000 – 2006) at Cendant Corporation, where he held the positions of Senior Vice President, eCommerce Development, Chief Business Development Officer, Executive Vice President, Supplier Services and President and CEO, Travel Industry Services, Americas. Earlier in his career, Mr. Esterow held a number of executive positions at The Netmarket Group and Deloitte Management Consulting. Mr. Esterow is a director of Orbitz Worldwide. Mr. Esterow holds an M.B.A. from The Wharton School and a B.A. in Biology from the University of Pennsylvania. Mr. Esterow’s qualifications to serve on our Board of Directors include his extensive experience in Internet industries, providing our Board with the benefit of that experience and his insight into the strategic issues facing our business, and his role as our President and Chief Executive Officer.

Michael J. Kelly, age 57, has served on Bankrate’s Board of Directors since June 2012 and currently serves as Chairman of the Compensation Committee and as a member of the Audit Committee and the Nominating & Governance Committee. Mr. Kelly previously served as president and CEO of The Weather Channel Companies from July 2009 to February 2012. He has over three decades of experience in the media industry. From 2004-2007, Mr. Kelly served as president of AOL Media Networks, responsible for all of AOL’s advertising properties globally. From 2002-2004, Mr. Kelly was the President of the Global Marketing group at Time Warner. From 2000-2002, he founded and served as CEO at American Town Network, a local digital media company. In 1983, Mr. Kelly began a 17-year career at Time, Inc. holding management positions at Fortune Magazine and serving as publisher of Entertainment Weekly. He also served as a senior advisor at Veronis Suhler Stevenson and was a Director and member of the Audit Committee at MediaMind. He currently holds board positions at American Town Network, Colspace Corporation and Quantcast Corporation. He is also on the board of the American Advertising Federation, the Board of Councilors of the Carter Center in Atlanta and is a founding member of The Kelly Gang. Mr. Kelly’s qualifications to serve on our Board of Directors include his broad experience and successes in both traditional and new media organizations.

Sree Kotay, age 42, has served on Bankrate’s Board of Directors since December 2014 and currently serves as a member of the Nominating & Governance Committee. Mr. Kotay is Executive Vice President, Technology and Chief Software Architect for Comcast. Prior to joining Comcast in 2007, Mr. Kotay served as Senior Vice President, Technology at AOL, LLC, where he was responsible for consumer product development. During his tenure at AOL, which began in 2003, Mr. Kotay led software development for AIM/Messaging, the AOL Client, Search, aol.com, Site Publishing, Mail, and next-generation Billing. From 1999-2003, Mr. Kotay was a founder and CTO for Viewpoint, Corp., a small public software company focusing on advanced 2D and 3D graphics technology licensing and development. From 1995-1999, Mr. Kotay served as Director of R&D at Metacreations, Corp., where he lead platform technology development, new product development and technology acquisition and integration. From 1991-1995, Mr. Kotay was President and founder of Intrepid Systems, LLC, a small private software company focused on Prepress and Printing solutions for vertical markets. Mr. Kotay’s qualifications to serve on our board of directors include his domain knowledge and experience with Internet and consumer product development at various stages of growth, and his experience and acumen in driving technology transformation and product innovations.

Peter C. Morse, age 68, currently serves as Chairman of Bankrate’s Board of Directors and has served on Bankrate’s Board of Directors and the board of directors of Bankrate’s predecessor entity since 1993, as Chairman from 1997 until 1999 and since 2002, and as Chief Executive Officer from 1993 until 1997. Mr. Morse currently also serves as Chairman of the Nominating & Governance Committee. In 1982, Mr. Morse founded Morse Partners, Inc., a private equity firm that acquires operating companies and provides expansion capital. He is also a general partner of Permit Capital LLC. From 1986 to 1990, Mr. Morse was Chairman of FAO Schwarz, the national chain of children’s gift stores. Mr. Morse is a member of the Board of Governors of the Boys and Girls Clubs of America and the Board of Trustees for the J.M. Foundation. Mr. Morse is a Trustee Emeritus of Children’s Hospital of Philadelphia where he served as a trustee from 1982 to 2010 and was Chairman of the Investment Committee of Children’s Hospital of Philadelphia from 1987 to 2010. Mr. Morse served as a member of the Board of Directors of Georgetown University from 2004 to 2010. Mr. Morse holds a B.S.B.A. from Georgetown University and an M.B.A. from Columbia University Graduate School of Business. Mr. Morse’s qualifications to serve on our Board of Directors include his extensive experience in investment matters, his familiarity with and knowledge of the history of Bankrate, and his leadership of Bankrate for over 20 years.

Bruce Nelson, age 63, has served on Bankrate’s Board of Directors since September 2011 and currently serves as a member of the Audit Committee. Mr. Nelson was Vice Chairman of the Omnicom Group from 2006 to 2011. Previously, he was Executive Vice President, Chief Marketing Officer, of the Interpublic Group, from 2000-2005. From 1998 -1999, he was Vice Chairman of Young & Rubicam Inc., the holding company of Y&R Advertising, Wunderman, Burston-Marsteller, and Landor Associates. Prior to that, Mr. Nelson pursued a multi-disciplinary career at McCann-Erickson Worldwide for 19 years, holding Executive Vice President titles as Director of Worldwide Accounts, and as a Chief Strategy Officer, Director of Strategy for Worldwide Accounts. He was the youngest Executive Creative Director in the agency’s history. He is the author of three proprietary frameworks in which to view Brands: Immediacy Marketing: Selling in Real Time; The Brand Footprint: Branding Over Borders Over Time; and Shaping The Debate: Managing Leadership and Challenger Brands. For many years, Mr. Nelson was a lecturer on Branding at the Columbia Business School and the Yale School of Management. He has served on the Board of God’s Love We Deliver in New York City and has served on the Boards of Official Payments Corp., and Prince Sports, Inc. Mr. Nelson’s qualifications to serve on our Board of

Directors include his vast knowledge as a marketing and strategy expert, as well as, his unique perspective and experience in helping financial service companies develop enduring brands.

Christine Petersen, age 51, has served on Bankrate’s Board of Directors since December 2014 and currently serves as a member of the Compensation Committee. Ms. Petersen is the Chief Consumer Officer and CMO of Treato – a venture-backed startup in the digital healthcare space. She previously served as President of TripAdvisor for Business and served as Chief Marketing Officer for TripAdvisor from 2004 to 2013. From 1999 to 2002, Ms. Petersen served as Vice President, Marketing with Preview Travel and Travelocity (upon Preview Travel’s acquisition by Travelocity). From 1997 to 1999, Ms. Petersen served as Vice President with Charles Schwab and Co. and from 1993 to 1996, Ms. Petersen served as a marketing director with Fidelity Investments. In 1998, Ms. Petersen began her career with American Express holding management positions in the card, travel, insurance and financial services divisions. Ms. Petersen serves as an advisor, board member and investor in several start-up digital businesses. Ms. Petersen’s qualifications to serve on our board of directors include her more than 15 years’ experience in the digital travel/media industries with proven success in growing businesses from start-up to category winners, as well as broad financial services experience.

Richard J. Pinola, age 69, has served on Bankrate’s Board of Directors since June 2011, after previously serving on the board of directors of Bankrate’s predecessor entity. Mr. Pinola currently serves as chairman of the Audit Committee and as a member of the Compensation Committee. Since July 2009 he has been a Principal in GPS Investment Group, LLC, Investment Counselors. He served as Chief Executive Officer and Chairman of Right Management Consultants from 1994 through January 2004. He served as a director of that company from 1990 and as CEO from July 1992 until Right Management Consultants was purchased by Manpower. Prior to joining Right Management Consultants, Mr. Pinola was President and Chief Operating Officer of Penn Mutual Life Insurance Company, a financial services firm. He also was a CPA with PriceWaterhouse and Co. He serves on the boards of Corporate Property Associates 17 and Corporate Property Associates 18, both managed by W. P. Carey, Inc. He is also on the boards of the Visiting Nurses Association and King’s College. Apart from Bankrate, Mr. Pinola previously served on the board of KTRON International, Kenexa, Inc. and Nobel Learning Communities. In addition, Mr. Pinola has served on the boards of directors of the American Lung Association, Janney Montgomery Scott, the Life Office Management Association, and the Horsham Clinic. Mr. Pinola was the founder and director of The Living Wills Archive Company and a Founder and board member of the Mutual Association for Professional Services. Mr. Pinola holds a B.S. in Accounting from King’s College and became a Certified Public Accountant in 1969. Mr. Pinola’s qualifications to serve on our Board of Directors include his previous position as a board member of Bankrate as well as his more than 30 years of business experience in finance, sales, marketing, human resources, executive compensation, investor relations, and internal operations.

Christian Stahl, age 44, has served on Bankrate’s Board of Directors since 2009. Mr. Stahl joined Apax Partners in 1999 and is an equity partner. Prior to joining Apax Partners, Mr. Stahl worked at Bain & Company. He holds an M.B.A. with distinction from INSEAD Business School. Mr. Stahl also currently serves as a director of Apax Partners LLP, Cengage Learning, Takko Fashion, Karl Lagerfeld and Tommy Hilfiger China. Mr. Stahl served as a director of Central European Media Enterprises Ltd. from 2006 to 2009 and as a director of PVH from 2010 to 2011. Mr. Stahl’s qualifications to serve on our Board of Directors include his financial and business expertise across a broad set of industries, his experience as partner of a leading private equity investment group, and his service on several other public and private company boards of directors.

Mitch Truwit, age 46, has served on Bankrate’s Board of Directors since 2009. Mr. Truwit joined Apax Partners in 2006 as a partner in the New York office and has served as Co-Chief Executive Officer of Apax Partners since January 2014. Prior to joining Apax Partners in 2006, Mr. Truwit was President and Chief Executive Officer at Orbitz Worldwide in Chicago. Prior to joining Orbitz Worldwide, Mr. Truwit was the Chief Operating Officer at Priceline.com, Inc. Mr. Truwit’s qualifications to serve on our Board of Directors include his extensive experience with several online businesses, his deep knowledge of the online industry, and his financial and investment experience as a partner of a leading private equity investment group.

Executive Officers

The names, ages, and current positions of our executive officers [as of the date of this report] are listed in the table below. Executive officers are elected annually by the Board of Directors at its meeting following the Annual Meeting of Stockholders to serve for a one-year term and until their successors are elected and qualified. There are no family relationships among the executive officers [nor is there any agreement or understanding between any officer and any other person pursuant to which the officer was elected other than Bankrate’s executive agreements with each of the officers listed below.] [The Stockholders Agreement also provides that the following actions by us or any of our subsidiaries require the approval of the Apax Holders for so long as the Apax Holders beneficially own, directly or indirectly, at least 35% or more of the outstanding voting power of all shares of our capital stock entitled to vote generally in the election of our directors the hiring and removal of our Chief Executive Officer.] Mr. Esterow serves as a director and an executive officer. For information pertaining to Mr. Esterow’s business experience, see “Directors.”

Name	Age	Position
Kenneth S. Esterow	50	President, Chief Executive Officer and Director

Steven D. Barnhart	53	Senior Vice President, Chief Financial Officer
James R. Gilmartin	38	Senior Vice President, General Counsel & Corporate Secretary
Jeffrey J. Grant	41	CEO, Bankrate Insurance
Donaldson M. Ross	51	CEO, Bankrate.com
Christopher J. Speltz	52	CEO, Bankrate Credit Cards

Steven D. Barnhart. Mr. Barnhart has served as our Senior Vice President, Chief Financial Officer since March 2015 and from September 2014 until March 2015 served as our Interim Chief Financial Officer. From 2012 to 2014, he served as Senior Vice President and Chief Financial Officer of Sears Hometown and Outlet Stores. Prior to that, he was CFO at Bally Total Fitness from 2010 to 2012, where he oversaw the finance and technology functions. From 2003 to 2009, Mr. Barnhart served in various executive leadership roles at Orbitz Worldwide, including Chief Financial Officer, President and Chief Executive Officer. From 1990 to 2003, Mr. Barnhart served in various finance and strategy roles for PepsiCo, and as Finance Director, Southeast Business Unit, for The Pepsi Bottling Group. He holds an MBA in Finance from the University of Chicago Booth School of Business and a Bachelor of Arts degree in Economics from the University of Chicago. Mr. Barnhart is a director at USA Technologies, Inc., where he serves as a member of the compensation committee and as Lead Independent Director. He was previously a director of Orbitz Worldwide from 2007-2009.

James R. Gilmartin. Mr. Gilmartin has served as our General Counsel since joining Bankrate in May 2012. Prior to joining Bankrate, Mr. Gilmartin was an associate at the law firm of Wachtell, Lipton, Rosen & Katz from November 2005 until May 2012. From 2004 until 2005, he served as a law clerk to Hon. Jacques L. Wiener, Jr., U.S. Court of Appeals for the Fifth Circuit. Earlier in his career, Mr. Gilmartin was a software developer at Business Logic Corporation. Mr. Gilmartin holds a Juris Doctor from The University of Chicago Law School and a Bachelor of Arts degree from the University of Notre Dame.

Jeffrey J. Grant. Mr. Grant has served as Chief Executive Officer of Bankrate Insurance since April 2012 and served as President and Chief Operating Officer of Bankrate Insurance from June 2011 until April 2012. From 2006 to 2011, Mr. Grant served in various executive roles, including Chief Marketing Officer and Senior Vice President, Marketing & Web, at LeapFrog Enterprises—a designer, developer, and marketer of innovative, technology-based learning products. From 2001 to 2006, Jeff served in various senior leadership capacities at Orbitz Worldwide, including Vice President of Product and as Vice President and General Manager of all key travel verticals through his tenure. From 1995 to 2000, Jeff served in a variety of roles at American Airlines in Revenue Management. Mr. Grant holds an M.B.A. from the Kellogg School of Management at Northwestern University as well as a Bachelor of Business Administration degree from the University of Michigan.

Donaldson M. Ross. Mr. Ross has served as Chief Executive Officer of Bankrate.com since January 2014. Prior to that, he served as our Senior Vice President—Chief Revenue Officer from September 2006 until January 2014. From June 2001 until September 2006, Mr. Ross was Senior Vice President-Sales & Marketing for Harris Connect, a leader in affinity marketing for the directory, Internet and data services business in the education and association market place. From 2000 to 2001, he held an executive management position at zUniversity.com. From 1989 to 1998, Mr. Ross held various positions in media sales and sales management at U.S. News & World Report, where he rose to the position of Vice President of Advertising Sales. Mr. Ross received his B.A. from Denison University and his Masters in Advertising and Marketing from Michigan State University.

Christopher J. Speltz. Mr. Speltz has served as Chief Executive Officer of Bankrate Credit Cards since Bankrate’s acquisition of CreditCards.com in August 2010. Mr. Speltz joined CreditCards.com in 2007 as Chief Financial Officer and previously led all internal and external financial, tax and accounting activities of CreditCards.com, as well as Human Resources. Prior to joining CreditCards.com, Mr. Speltz was Senior Vice President, Finance at Activant Solutions, a software provider focused on small and medium sized retail and wholesale businesses. He has also held senior finance and managerial positions with Societe Generale and Comerica Bank. Mr. Speltz earned a B.S. in Business from Indiana University and an M.B.A. from the University of Texas at Arlington.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and any persons who own more than 10% of our common stock to file reports with the SEC with respect to their ownership of common stock. Directors, executive officers and persons owning more than 10% of our common stock are required to furnish us with copies of all Section 16(a) reports they file.

To our knowledge, all of our applicable directors, officers and beneficial holders of more than 10% of our common stock complied with all of the Section 16(a) reporting requirements applicable to them with respect to transactions during fiscal year 2014.

Code of Business Conduct

and Ethics

We have adopted the Bankrate, Inc. Code of Business Conduct and Ethics applicable to all officers, directors and employees. The Code of Business Conduct and Ethics is publicly available on the investor relations section of Bankrate’s Web site at investor.bankrate.com.

Information about the Audit Committee

The members of the Audit Committee are Mr. Pinola (Chairman), Mr. Kelly and Mr. Nelson. Our Board of Directors has determined that Mr. Pinola is an “audit committee financial expert” as defined by the SEC, and that Messrs. Kelly, Nelson and Pinola meet the additional criteria for independence of audit committee members set forth in Rule of 10A-3(b)(1) under the Securities Exchange Act of 1934. The Audit Committee’s primary function is to assist the Board of Directors in fulfilling its oversight responsibilities by reviewing the financial reports and other financial information provided by us to governmental bodies or the public; our systems of internal controls regarding finance, accounting, legal compliance and ethics established by management and the Board of Directors; and our accounting and financial reporting process. The Audit Committee encourages continuous improvement of, and fosters adherence to, our policies, procedures and practices at all levels.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Bankrate is the Web’s leading aggregator of financial rate information. We operate in a highly competitive environment and in order to compete, we must attract, motivate, and retain executives to lead our business. Our named executive officers for the 2014 fiscal year (who appear in the “Summary Compensation Table” below) were:

•	Kenneth S. Esterow, our President and Chief Executive Officer;
•	Edward J. DiMaria, who served as Chief Financial Officer until his resignation on September 14, 2014 and as Senior Vice President until his termination by the Company on October 8, 2014;
•

Steven D. Barnhart, our Chief Financial Officer, who served as interim Chief Financial Officer from September 15, 2014 through March 11, 2015, at which point he assumed the role of Senior Vice President and Chief Financial Officer on a non-interim basis;

•	Jeffrey J. Grant, Chief Executive Officer of the Bankrate Insurance division;
•	Donaldson M. Ross, Chief Executive Officer of the Bankrate.com division; and
•	Christopher J. Speltz, Chief Executive Officer of the Bankrate Credit Cards division.

Objectives of Our Executive Compensation Program

The primary objective of our compensation program is the same objective that we have for our overall operations: to create long-term value for our stockholders. We are also acutely aware of the competitive nature of our industry and design our compensation programs to attract, motivate and retain executive talent, including our named executive officers. Management and the Compensation Committee work together annually to establish, review and evaluate our compensation plans, policies and programs for 2014. In 2014, the Compensation Committee approved the total compensation package awarded to each of our named executive officers, including the Chief Executive Officer. The Compensation Committee worked directly with the Chief Executive Officer to ensure that the compensation objectives are aligned with our mission and overall objectives and to provide a decision-making framework for use in formulating recommendations for each named executive officer’s compensation.

Our overall objective is to establish a compensation program for our employees, including our named executive officers, that will:

•	align employee interests with those of our long-term stockholders;

•	attract, retain, and provide incentives to highly qualified employees who drive our performance and help us achieve our business objectives; and
•	motivate our employees to consistently deliver outstanding performance and reward them accordingly.

In addition, our compensation program is intended to reward individual performance in a way that emphasizes strategic thinking necessary to create long-term value while balancing rewards for delivering increases in operating results over time.

Our executive compensation packages are comprised primarily of base salary, an incentive cash bonus program, and long-term incentive awards to focus management’s efforts on maximizing both our near-term and long-term financial performance. Compensation levels are determined based on a variety of factors. Typically, the most heavily weighted component of our compensation centers on our performance, as the Compensation Committee believes that placing primary emphasis on performance most closely aligns the interests of management and stockholders.

The Compensation Committee believes that each element of the total compensation package serves an important function in achieving the overall objectives of our compensation program. The Compensation Committee strives to pay base salaries to our named executive officers that are generally competitive within our industry to attract and retain top-level talent in a highly competitive market. The Compensation Committee considers historical compensation information in determining what constitutes competitive compensation. The year-end cash incentive bonuses that are paid under our management incentive program are designed to provide named executive officers with a strong incentive to achieve individual and Company financial and operational goals, all of which are intended to drive year-over-year growth in key performance metrics. Finally, the long-term incentive awards granted to named executive officers are designed to closely align the named executive officers’ interests with those of our stockholders, with the majority being performance-contingent and the entire long-term incentive being delivered in equity. We review the structure of our compensation programs regularly to determine if they are achieving our objectives including ensuring they do not encourage excessive risk-taking. Some of the key highlights of our compensation programs and practices include:

What We Do

☑     Tie a significant portion of our annual compensation program for the named executive officers (for 2014, 87% for our CEO, at target) to company performance through our incentive cash bonus and our long-term equity award.

☑     Long-term incentive program is itself highly performance-based, with 70% of grant date target value performance-contingent.

☑     Provide a balanced approach to delivering compensation to our executives (i.e., fixed vs. variable, cash vs. equity, short-term vs. long-term).

☑     Provide limited perquisites to our named executive officers.

☑     Require double-trigger equity provisions upon a change-in-control (i.e., change-in-control and termination of employment must occur in order for accelerated vesting of unvested awards) beginning with grants made in 2014.

☑     Implemented in 2015 a clawback policy for performance-based incentive compensation.

☑     Implemented in 2015 stock ownership guidelines for executives and non-employee directors to own a significant portion of company stock.

☑     Have an independent Compensation Committee and Compensation Consultant.

What We Don’t Do

☒     Provide excise tax gross-up in the event of a change-in-control.

☒     Include tax gross-ups on our perquisites.

☒     Encourage unnecessary risk-taking in our incentive plans and our compensation program.

☒     Provide enhanced executive retirement benefits to our named executive officers.

☒     Provide multi-year guaranteed compensation arrangements.

☒     Allow executives and directors to engage in speculative trading activities (i.e., hedging) against Bankrate securities.

☒     Reprice or cash-out underwater options without shareholder approval.

Compensation Is Set by the Compensation Committee

The Compensation Committee is responsible for setting pay levels for our named executive officers. On an annual basis, the Compensation Committee sets performance goals for incentive compensation and reviews all other compensation and benefits for the named executive officers. None of our named executive officers participate in the setting or determination of their own compensation.

Role of Compensation Consultant; Benchmarking

Compensation Advisory Partners, LLC (“CAP”) currently serves as the Compensation Committee’s independent compensation consultant. In 2014, CAP assisted with an evaluation of current compensation practices and trends, as well as the identification of a peer group for the Company, and setting Board of Director compensation. Other than serving as independent compensation consultant to the Compensation Committee, CAP provided no other services to the Board of Directors, its committees, or the Company during 2014. Based on its review and such factors as it deemed relevant, the Compensation Committee concluded that CAP’s advice and work for the Compensation Committee was objective and that CAP’s work did not raise any conflict of interest pursuant to the guidance provided by the SEC and the New York Stock Exchange.

The Compensation Committee does not currently use benchmarking in making specific compensation decisions. In 2014, however, the Compensation Committee did consider information compiled by CAP with respect to the following peer companies to provide a reference point for pay levels and practices.

Monster Worldwide, Inc.	United Online, Inc.
Orbitz Worldwide, Inc.	TripAdvisor, Inc.
Conversant, Inc. (formerly ValueClick, Inc.)	WebMD Health Corp.
Shutterfly, Inc.	Blucora, Inc.
Web.com Group, Inc.	Dealertrack Technologies, Inc.
Demand Media, Inc.	j2 Global, Inc.
CoStar Group, Inc.	ExactTarget, Inc.
Move, Inc.	Dice Holdings, Inc.
Zillow, Inc.	Tree.com, Inc.

Risk Management

Consistent with SEC disclosure requirements, our management and the Compensation Committee have assessed our compensation programs and have concluded that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company. The risk assessment process included a review of programs, policies, and practices and focused on the balance of potential risk to potential reward, risk control, and the support of the programs and their risks to the Company’s strategy including:

•	Use of payout caps in our incentive cash bonus (200% of target) and long-term incentive plan (150% of target).
•	Emphasis on long-term performance for our named executive officers.
•	Balance between short- and long-term performance and cash vs. equity mix.
•	Significant oversight of the Compensation Committee in the goal-setting and plan mechanics of our annual and long-term plan.
•	Implementation of stock ownership guidelines and clawback policy for our executives.

Named Executive Officer Compensation

Compensation Mix

Our compensation program and design aims to provide a strong link between the compensation of our named executive officers and the success of Bankrate. In 2014, the compensation package included base salary, annual incentive cash bonuses, and long-term incentive awards, which collectively represent what we believe is appropriate pay for performance during the year. It is intended that our named executive officers earn a significant portion of their compensation from sources that are “at risk” based on the results of the operations and the overall performance of Bankrate. Base salary, which generally represents less than 20% of the annual compensation opportunity for our named executive officers, is the only portion of the compensation for our named executive officers that is not “at risk.” Our annual bonus and long-term incentive programs, which represent the bulk of the compensation opportunity for our named executive officers, is “at risk” and determined based on our financial performance. With the exception of our interim Chief Financial Officer, our named executive officers were eligible to receive an annual bonus for 2014 performance. In addition, we granted long-term incentive awards to our named executive officers in 2014.

____________________________________________

(1)Target pay mix for the other named executive officers (excluding the CEO) does not include Mr. Barnhart since he served in 2014 only in an interim capacity and under customized interim compensation arrangements.

Principal Components of Compensation of Our Named Executive Officers and 2014 Named Executive Officer Compensation

The compensation package offered to our named executive officers consists of the components described below. The specific decisions made for each of our named executive officers in 2014 reflect our overall compensation objectives described above, as well as our 2014 performance.

Base Salary. Base salary levels for each of our named executive officers, including the Chief Executive Officer, are generally set within a range of base salaries that the Compensation Committee believes are competitive based on our identified peer group and the Compensation Committee members’ experience in the industry and with similar companies, as well as appropriate given our overall financial, operational, and strategic objectives and the qualifications and experience of the individual required for the job. In addition, the Compensation Committee will generally review our past financial performance and future expectations, as well as the responsibilities and performance of each of our named executive officers. The initial annual base salary we have agreed to pay each named executive officer is specified in his employment agreement, but in each case the annual base salary has been adjusted by the Board of Directors or the Compensation Committee since entering into the employment agreements to reflect changes in the marketplace, increases in the cost of living, and the increase in responsibilities for each of the named executive officers. Base salaries are reviewed on an annual basis and decisions regarding base salary take into account the named executive officer’s current base salary, the competitive marketplace, retention, and other factors as described above. Our Chief Executive Officer is responsible for assessing the contributions and performance of each of the other named executive officers; he reviews his assessment with the Compensation Committee, which takes his recommendations into consideration in setting compensation. The Compensation Committee reviews and assesses the performance of our Chief Executive Officer.

In February 2014, the Compensation Committee conducted its annual review and evaluation of the compensation levels of our senior executive team and increased base salaries for each of our named executive officers effective January 1, 2014, other than Messrs. DiMaria and Ross. The base salaries were as follows:

Named Executive Officer	2013 Base Salary (after July 1)	2014 Base Salary
Kenneth S. Esterow.............................	$ 450,000	$ 475,000
Edward J. DiMaria...............................	$ 425,000	$ 425,000
Steven D. Barnhart...............................	—	$750,000(1)
Jeffrey J. Grant.....................................	$ 335,000	$ 350,000
Donaldson M. Ross.............................	$ 400,000	$ 400,000
Christopher J. Speltz...........................	$ 280,000	$ 350,000

_________________________________________________

(1)Reflects Mr. Barnhart’s monthly base salary under his letter agreement while he was serving as interim Chief Financial Officer. Mr. Barnhart’s current base salary is $425,000.

Long-Term Incentive Compensation. In connection with our initial public offering, we adopted the 2011 Equity Compensation Plan, pursuant to which we grant equity incentive awards to our employees, including each of our named executive officers. We recently adopted, subject to stockholder approval, our 2015 Equity Compensation Plan, which will replace the 2011 Equity Compensation Plan as our vehicle for equity compensation awards if approved by stockholders at our annual meeting.

We generally use stock-based vehicles to provide incentives to drive our financial performance and to recruit, retain, and motivate professional, managerial, and other personnel. Our equity incentive awards are designed to align the interests of our named executive officers with those of our stockholders by encouraging named executive officers to enhance our value.

In 2014, we granted each of our named executive officers, other than Mr. Barnhart, a mix of restricted stock and performance shares. Both types of awards incentivize our employees by directly linking value to our share price while serving a retentive purpose by conditioning vesting on continued service. Performance shares additionally directly encourage our named executive officers to improve our financial performance and execute on our business plan. In connection with his appointment as interim Chief Financial Officer in September 2014, Mr. Barnhart received two special restricted stock awards, as described below.

The restricted stock awards granted in 2014 to our named executive officers, other than Mr. Barnhart, vest in three equal installments on each of the first three anniversaries of the date of grant, subject to continued employment through the applicable vesting date and also to full or partial acceleration of vesting in the event of certain terminations of employment. The performance share awards are subject to both service- and performance-based vesting criteria. The actual number of performance shares will be determined based on the Company’s Adjusted EBITDA during the 2014 and 2015 fiscal years, with the award recipient eligible to earn up to 150% of the number of performance shares initially granted or as few as zero shares. Adjusted EBITDA (which is described in more detail below) is a key driver of short-term performance as well as long-term value in our industry and an indicator of our overall success. As such, we believe that its use in our long-term plan best focuses our executives on delivering strong sustainable performance which, in turn, will drive long-term value creation. Since Adjusted EBITDA is an important metric and key indicator of our Company’s success, we use Adjusted EBITDA as the incentive metric in both our short- and long-term incentive plans. However, we measure performance over different time horizons in our plans; in our long-term plan, we measure Adjusted EBITDA performance over a two-year period (versus a one-year period in our incentive cash bonus plan) to focus executives on our longer-term value creation. Half of the earned shares will vest upon completion of the audit of the Company’s 2015 financial statements and the other half will vest on the third anniversary of the date of grant, in each case, subject to continued service and also to full or partial acceleration in the event of certain terminations of employment.

For purposes of our incentive plans, Adjusted EBITDA is our operating income before interest and taxes, excluding depreciation and amortization expense as determined in accordance with U.S. GAAP, adjusted for the impact of those items typically excluded from and/or included in the non-GAAP financial metric “Adjusted EBITDA,” as publicly disclosed annually by us in connection with our annual earnings announcement, and adjusted for certain other items (including, among other things, the impact of items that are (1) non-cash in nature, (2) related to unusual or non-recurring events, or in response to changes in laws or regulations, (3) gains, losses, or expenses determined to be extraordinary or unusual in nature or infrequent in occurrence, or (4) unpredictable as to amount or timing, not driven by core operating results, or that render comparisons with prior periods less meaningful). In addition, in the case of our 2014 performance share awards and subject to a $5 million threshold, at the closing of an acquisition or disposition transaction, the Adjusted EBITDA performance targets are adjusted by an amount equal to two times the last twelve months (LTM) EBITDA of the acquired or disposed of business (prorated for the number of days remaining in the performance measurement period following the closing of such acquisition or disposition). For example, if the LTM EBITDA of an acquired business as of the closing was $10 million, and the transaction closed on June 30, 2014, the Adjusted EBITDA targets would be increased by $15 million. If, however, the LTM EBITDA of the acquired business is negative, or the management forecast for the performance of the acquired business from the closing of the acquisition through the end of the measurement period has one or more quarters of negative EBITDA, then in lieu of the adjustment described above, the Adjusted EBITDA targets would be adjusted by an amount equal to the management forecast of the EBITDA of the acquired business for the period from the closing of the acquisition through the end of the measurement period measured on a pre-synergy basis.

The following table sets forth our annual grants of restricted stock and performance shares made to our named executive officers other than Mr. Barnhart during 2014:

Named Executive Officer	Shares of Restricted Stock	Performance Shares (Target)
Kenneth S. Esterow.............................	54,171	126,400
Edward J. DiMaria...............................	42,029	98,069
Jeffrey J. Grant.....................................	32,689	76,276
Donaldson M. Ross.............................	32,689	76,276
Christopher J. Speltz...........................	32,689	76,276

In connection with his appointment, Mr. Barnhart received an award of 44,603 shares of restricted stock (which award we refer to as the “interim period grant”) and an award of 66,905 shares of restricted stock (which award we refer to as the “long-term grant”). The interim period grant will vest in twelve equal monthly installments on each of the first twelve monthly anniversaries of September 15, 2014, subject to Mr. Barnhart’s continued employment with the Company through each such vesting date and to accelerated vesting upon certain terminations of employment. The long-term grant will vest in five equal installments on each of the first five anniversaries of the date on which Mr. Barnhart is appointed Chief Financial Officer on a non-interim basis, subject to his continued employment through each such anniversary and to limited accelerated vesting upon certain terminations of employment. As noted above, Mr. Barnhart was appointed Senior Vice President and Chief Financial Officer on a non-interim basis effective as of March 12, 2015.

Incentive Cash Bonuses. Our named executive officers are expected to lead and grow our organization and as such we believe that a significant portion of our named executive officers’ compensation should be tied to our overall performance. We maintain an incentive cash bonus program, the Management Incentive Program, which emphasizes pay-for-performance by providing our named executive officers with the opportunity to earn bonuses only if we achieve or exceed certain targets relating to our Adjusted EBITDA.

Target bonus opportunities are established for our named executive officers by the Compensation Committee. The target bonus opportunities established in 2014 for our named executive officers, other than Mr. Barnhart, who was not eligible for an annual bonus award, initially ranged from $262,500 to $356,250. Following the second quarter of 2014, in recognition of Caring, Inc.’s lower than projected financial performance in the second quarter of 2014, Mr. Esterow volunteered, and the Committee consented, to reduce his incentive cash bonus opportunity for 2014 by 25%, effectively waiving any incentive cash bonus in connection with the second quarter, and resulting in an adjusted target bonus of $267,188 (as opposed to $356,250). Target bonus opportunities are individually communicated to the named executive officers. In certain limited circumstances, the Compensation Committee may adjust the formulaic payout for individuals who deliver exceptional performance.

The Adjusted EBITDA goal for purposes of the annual bonus program is established each fiscal year by the Board of Directors or the Compensation Committee based on the annual budget prepared by management and approved by the Board. Once this goal is set, the Compensation Committee or the Board of Directors retains the discretion to adjust the goal to account for unusual or non-recurring events. The calculation of Adjusted EBITDA is similar to the calculation of Adjusted EBITDA described above under “—Long-Term Incentive Compensation” (provided that there are no prescribed adjustments in connection with acquisition or disposition transactions) and the reasons for adoption of Adjusted EBITDA as the performance measure are substantially similar in all material respects. In 2014, the Board of Directors established threshold minimum and target financial performance goals for purposes of paying incentive bonuses. For awards to be payable under the program, the minimum Adjusted EBITDA performance threshold had to be achieved, and higher amounts were payable if the Company met or exceeded the established Adjusted EBITDA target. For 2014, the minimum Adjusted EBITDA threshold for payment of bonuses to our named executive officers was $132.5 million, and the target level was $147.5 million.

As set forth elsewhere in this report, the Company had Adjusted EBITDA of $143,022 million in 2014. In determining the performance level in 2014 for the Management Incentive Program, the Compensation Committee made adjustments for certain unusual items not reflected in the annual budget resulting in a slightly lower Adjusted EBITDA of $142.445 million for purposes of the Management Incentive Program. Based on this performance level, the Management Incentive Program will pay at 86.1% of target for 2014. Due to the delay in finalizing our financial statements, however, these amounts have not yet been fully distributed. In February 2015, the Compensation Committee, following consideration of an estimate at the time of the tentative Adjusted EBITDA achievement level for 2014, determined that 65% of the target bonus for 2014 for each named executive officer other than Mr. Esterow (who agreed to forego any bonus payment for 2014 until after the finalization of the Company’s audited financial statements for 2014, and has thus not yet received any payment towards his 2014 bonus) should be paid to the executive, subject to the executive’s execution of a clawback agreement that would result in return of any compensation determined upon finalization of 2014 financial statements not to have been earned. In April 2015, the Compensation Committee determined to make an additional payment such that each executive officer (other than Mr. Esterow) would receive, together with the February 2015 payment, a total of 90% of the total bonus that would have been payable, based upon an estimate at the time of the tentative Adjusted EBITDA achievement level for 2014. This additional payment was subject to the same terms as the initial payment, including the clawback agreement. It is anticipated that the balance of the 2014 bonus payments owed to Messrs. Grant, Ross, and Speltz, and the full payment owed to Mr. Esterow, will be paid, shortly following the filing of this annual report.

The following table summarizes the target bonus opportunities and actual bonus payments to date for each of our named executive officers in 2014:

Named Executive Officer	2014 Target Bonus Opportunity ($)	Target Bonus as a Percentage of 2014 Base Salary	2014 Bonus Payment ($)
Kenneth S. Esterow.............................	356,250(1)	75%	230,048
Edward J. DiMaria...............................	318,750	75%	—
Steven D. Barnhart...............................	—	—	—
Jeffrey Grant.........................................	262,500	75%	226,013
Donaldson M. Ross.............................	300,000	75%	258,300
Christopher J. Speltz...........................	262,500	75%	226,013

___________________________________

 (1)Mr. Esterow was initially provided a bonus opportunity for 2014 having a minimum, target, and maximum payment level of $178,125, $356,250, and $712,500. As noted above, however, following the second quarter of 2014, in recognition of Caring, Inc.’s lower than projected financial performance in the second quarter of 2014, Mr. Esterow volunteered, and the Committee consented, to reduce his incentive cash bonus opportunity for 2014 by 25%, effectively waiving any incentive cash bonus in connection with the second quarter, and resulting in an adjusted target bonus of $267,187.

Because Mr. DiMaria’s employment was terminated by the Company prior to the end of the 2014 fiscal year, he did not receive a bonus payment with respect to the 2014 fiscal year. In addition, Mr. Barnhart was not eligible for an annual bonus payout in 2014, pursuant to his letter agreement, since he was serving as our interim Chief Financial Officer.

We recently adopted, subject to stockholder approval, the Bankrate, Inc. Short-Term Incentive Plan (which we refer to as the “STIP”), which will be the umbrella under which annual bonuses for our executive officers will be awarded for 2015 and beyond. While the STIP is intended to satisfy the requirements necessary for bonuses to qualify for the performance-based exception to Section 162(m) of the Internal Revenue Code and will require achievement of a positive net income level as a condition of payment of any bonus, we anticipate that actual bonuses will be determined in a manner designed by the Compensation Committee to reflect achievement of more specifically tailored annual goals.

Limited Perquisites and Other Benefits. We maintain certain broad-based benefit plans in which our employees, including our named executive officers, are entitled to participate. These plans include health and life insurance and a qualified 401(k) savings plan. We make a safe harbor contribution equal to 3% for the qualified 401(k) savings plan (up to a maximum of $7,800 for 2014), subject to Internal Revenue Code limitations. In limited circumstances, we have agreed to reimburse travel expenses to allow an officer who lives near a smaller Company office to commute to a larger Company office in a different region. Our named executive officers also participate in an executive medical benefit program.

Severance. Each of our named executive officers is eligible for severance upon certain terminations of employment in accordance with the terms of his employment agreement. The terms of the severance arrangements are more fully described in the narrative to the Summary Compensation Table below.

Employment Agreements

We have entered into employment agreements with each of our named executive officers in order to secure their continued service and dedication. These employment agreements generally establish minimum salary commitments and target bonus opportunities. These employment agreements also restrict the named executive officer’s ability to engage in or perform any activities that are competitive with our business or to solicit our employees away from our service while we employ the executive and for a period of one year thereafter. Our termination payments are generally structured such that the executive is entitled to one year of base salary at the time of termination if the executive is terminated by us without cause or incurs a constructive termination within the parameters of the applicable agreement.

Kenneth S. Esterow. On September 3, 2013, we entered into an employment agreement with Mr. Esterow. Under the terms of his employment agreement, Mr. Esterow will receive an annual base salary as stipulated in the employment agreement and will be eligible for an annual target bonus in accordance with the Company’s management incentive program. The employment agreement also provides that, upon a termination of Mr. Esterow’s employment by the Company without cause or by Mr. Esterow for good reason (each as defined in the employment agreement), (a) any unvested portion of the initial grants of restricted stock and stock options made to Mr. Esterow will immediately vest and (b) Mr. Esterow will receive his base salary and accrued bonus through the termination date, payable within 15 days after the termination date, and a separation payment in the amount of one year’s base salary at the then current rate payable in three installments. In the case of a termination of Mr. Esterow’s employment by the Company without cause or by Mr. Esterow for good reason during the one-year period following a covered transaction (as defined in the Company’s 2011 Equity Compensation Plan), the separation payment would be equal to eighteen months base salary at the then current rate, payable in three installments. The employment agreement contains restrictive covenants related to nondisparagement, noncompetition, and nonsolicitation. The noncompetition and nonsolicitation obligations apply for one year following Mr. Esterow’s termination of employment. Mr. Esterow was appointed President and Chief Executive Officer effective as of January 1, 2014, and his employment agreement was amended to reflect this new position.

Edward J. DiMaria. On April 3, 2006, we entered into an employment agreement with Mr. DiMaria. Under the terms of his employment agreement, Mr. DiMaria was entitled to receive an annual base salary as stipulated in his employment agreement and an annual bonus contingent on achieving certain performance criteria. Under the terms of his employment agreement, Mr. DiMaria agreed to assign to us all of his copyrights, trade secrets, patent rights, inventions, materials and other works of authorship that relate to our business and he agreed not to disclose any of our confidential information during the term of his employment and for a period of three years thereafter and not to disclose any of our trade secrets for so long as they remain trade secrets. Additionally, during the term of his employment and for a period of twelve months thereafter, Mr. DiMaria agreed not to compete with us and not to recruit any of our employees. Upon termination of Mr. DiMaria’s employment without cause, we had agreed to pay a separation payment equal to Mr. DiMaria’s base salary and accrued bonus through the termination date, payable within 15 days after the termination date, and one year’s base salary at the then-current rate payable in three equal installments; one-third payable 30 days after the termination date; one-third payable six months after the termination date; and one-third payable 12 months after the termination date. As noted above, Mr. DiMaria resigned as Chief Financial Officer effective as of September 14, 2014 and his employment was terminated by the Company effective as of October 8, 2014.

Steven D. Barnhart. In connection with his appointment, we entered into a letter agreement with Mr. Barnhart that provided for an initial interim term of six months and a monthly base salary of $62,500. Under the letter agreement, we were authorized to offer Mr. Barnhart the position of Chief Financial Officer on a non-interim basis at the end of the initial term, which offer, if extended, would be for a base salary of $425,000 per year, a target annual bonus opportunity equal to 75% of base salary (with a guaranteed bonus for 2015, subject to continued employment), and a target equity incentive grant for 2015 of $2.25 million, and would otherwise be on terms set forth in a form of employment agreement attached to the letter agreement. The letter agreement provided that, if Mr. Barnhart’s employment was terminated by us without cause or his employment terminated at the end of the transitional period following the initial term (other than as a result of him declining an offer to serve on a non-interim basis), he would be entitled, subject to his execution and non-revocation of a release of claims, to a lump sum cash severance payment of $375,000 and the vesting of certain restricted stock awards. These severance benefits would generally not apply if Mr. Barnhart was offered the Chief Financial Officer position on a non-interim basis prior to the termination of his employment. The letter agreement with Mr. Barnhart also contained customary confidentiality, nonsolicitation, and nondisparagement provisions.

On March 12, 2015, we entered into employment agreement with Mr. Barnhart in connection with his appointment as Chief Financial Officer on a non-interim basis, which superseded the letter agreement described above. Under the terms of his employment agreement, Mr. Barnhart will receive compensation on terms generally consistent with those anticipated by the letter agreement and described above. The employment agreement also provides that, upon a termination of Mr. Barnhart’s employment by the Company without cause or his resignation for good reason (each, as defined in the employment agreement), we will pay a separation payment to Mr. Barnhart equal to his base salary and accrued bonus through the termination date, payable within 15 days after the termination date, and one year’s base salary at the then-current rate payable in three equal installments; one-third payable four months after the termination date; one-third payable six months after the termination date; and one-third payable twelve months after the termination date. The employment agreement contains restrictive covenants related to nondisparagement, noncompetition, and nonsolicitation. The noncompetition and nonsolicitation obligations apply for one year following Mr. Barnhart’s termination of employment.

Jeffrey J. Grant. On June 15, 2011, we entered into an employment agreement with Mr. Grant. Under the terms of his employment agreement, Mr. Grant will receive an annual base salary as stipulated in the employment agreement and will be eligible for an annual target bonus in accordance with the Company’s management incentive program. The employment agreement also provides that, upon a termination of Mr. Grant’s employment by the Company without cause (as defined in the employment agreement) or if he terminates his employment due to specific breaches of his employment agreement by us, we will pay a separation payment to Mr. Grant equal to his base salary and accrued bonus through the termination date, payable within 15 days after the termination date, and one year’s base salary at the then-current rate payable in three equal installments; one-third payable four months after the termination date; one-third payable six months after the termination date; and one-third payable twelve months after the termination date. The employment agreement contains restrictive covenants related to nondisparagement, noncompetition, and nonsolicitation. The noncompetition and nonsolicitation obligations apply for one year following Mr. Grant’s termination of employment.

Donaldson M. Ross. On September 11, 2006, we entered into an employment agreement with Mr. Ross, and we amended his employment agreement on September 25, 2009 in connection with the acquisition of Bankrate by Apax. Under the terms of his employment agreement, Mr. Ross is entitled to receive an annual base salary as stipulated in his employment agreement (and increased by the amendment) and an annual bonus contingent on achieving certain performance criteria. Additionally, during the term of his employment and for a period of twelve months thereafter, Mr. Ross agrees not to compete with us and not to recruit any of our employees. Upon termination of Mr. Ross’s employment without cause or if he terminates his employment due to specific breaches of his employment agreement by us (excluding any breaches relating to changes to Mr. Ross’s duties and responsibilities as a direct consequence of Bankrate no longer being a public company), we agree to pay a separation payment equal to Mr. Ross’s base salary and accrued bonus through the termination date, payable within 15 days after the termination date, and one year’s base salary at the then-current rate payable in three equal installments; one-third payable 30 days after the termination date; one-third payable six months after the termination date; and one-third payable twelve months after the termination date. The employment agreement contains restrictive covenants related to noncompetition, and nonrecruitment. The noncompetition and nonrecruitment obligations apply for one year following Mr.Ross’s termination of employment.

Christopher J. Speltz. On March 3, 2014, we entered into an employment agreement with Mr. Speltz. Under the terms of his employment agreement, Mr. Speltz will receive an annual base salary as stipulated in the employment agreement and will be eligible for an annual target bonus in accordance with the Company’s management incentive program. The employment agreement also provides that, upon a termination of Mr. Speltz’s employment by the Company without cause (as defined in the employment agreement) or if he terminates his employment due to specific breaches of his employment agreement by us, we will pay a separation payment to Mr. Speltz equal to his base salary and accrued bonus through the termination date, payable within 15 days after the termination date, and one year’s base salary at the then-current rate payable in three equal installments; one-third payable four months after the termination date; one-third payable six months after the termination date; and one-third payable twelve months after the termination date. The employment agreement contains restrictive covenants related to nondisparagement, noncompetition, and nonsolicitation. The noncompetition and nonsolicitation obligations apply for one year following Mr. Speltz’s termination of employment.

The termination benefits that each named executive officer may be entitled to receive are more fully described in “—Payments upon Termination or Change of Control” below.

Equity Grant Policy

In February 2014, we amended and restated our Equity Grant Policy, which identifies who is authorized to grant equity awards and clarifies the timing of the grant of equity awards. Pursuant to the Equity Grant Policy, annual grants are made with an effective date of the first business day in February or as promptly as practicable thereafter. With respect to off-cycle grants to current employees, such grants will be effective the first business day of the month following the date on which such grant was approved, unless the grant was approved on the first business day of the month, in which case the grant date will be the date the grant is approved. With respect to grants to newly hired employees, the date of grant is the first business day of the month after the start date, unless the start date is the first business day of a month, in which case it is granted as of the start date.

Section 162(m)

Transition provisions under Section 162(m) of the Internal Revenue Code currently apply to certain compensation arrangements that were adopted by us before our initial public offering in 2011. The relief from Section 162(m) provided by these provisions will generally expire as of our 2015 annual meeting, although it will still apply to incentive awards granted prior to that meeting. Our recently adopted 2015 Equity Compensation Plan and STIP are designed to maximize our ability to grant incentive compensation that qualifies for the performance-based exception to Section 162(m) of the Internal Revenue Code following the annual meeting. In general, we attempt to structure our compensation arrangements with a view towards maximizing the deductibility of compensation under Section 162(m) of the Internal Revenue Code. However, the Compensation Committee takes into consideration other factors, together with Section 162(m) considerations, in making executive compensation decisions and may, in certain circumstances, approve and authorize compensation that is not fully tax deductible.

Compensation Committee Report

The Compensation Committee has reviewed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K and discussed it with the Company’s management. Based on the Compensation Committee’s review and discussions with management, the Compensation Committee has determined that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Michael Kelly
Christine Petersen
Richard Pinola

Summary Compensation Table

The following summary compensation table and related footnotes present the compensation during the years’ 2012, 2013, and 2014 provided to the executive officers named therein:

Name and Principal Position	Year	Salary ($)	Stock Awards(1) ($)	Option Awards(1) ($)	Non-Equity Incentive Plan Compensation(2) ($)	All Other Compensation(3) ($)	Total ($)
Kenneth S. Esterow, President and Chief Executive Officer	2014	476,827	2,899,970	—	230,048	26,152	3,632,997
	2013	129,808	2,596,250	2,392,500	95,776	2,909	5,217,243
	2012	—	—	—	—	—	—

Edward J. DiMaria SVP and CFO(4)	2014	336,731	2,249,979	—	—	24,331	2,611,041
	2013	412,019	664,650	—	275,985	41,045	1,393,699
	2012	400,000	—	—	417,375	27,573	844,948

Steven D. Barnhart, Former Interim Chief Financial Officer and current SVP and Chief Financial Officer(5)
	2014	225,000	1,250,005	—	—	15,979	1,490,984

Jeffrey J. Grant, CEO, Bankrate Insurance
	2014	351,348	1,749,978	—	226,013	56,139	2,383,478

Donaldson M. Ross, CEO, Bankrate.com	2014	401,539	1,749,978	—	258,300	28,684	2,438,501
	2013	387,019	664,650	—	275,985	34,590	1,362,244
	2012	375,000	—	—	417,375	28,045	820,420

Christopher J. Speltz, CEO, Bankrate Credit Cards	2014	351,347	1,749,978	—	226,013	16,180	2,343,518

______________________________________

(1)Represents the aggregate grant date fair values of awards granted during the years ended December 31, 2014, 2013, and 2012, computed in accordance with FASB ASC 718, except that 2014 performance shares are valued at target achievement levels, which are greater than the amount computed in accordance with FASB ASC 718. For a discussion of valuation assumptions used in calculating the amounts for the fiscal years 2014, 2013, and 2012, see Note 9 to our Consolidated Financial Statements included in this Annual Report. For fiscal year 2014, the “Stock Awards” column in the table above reflects the grant date fair value for both grants of restricted stock and grants of performance shares awarded to our named executive officers other than Mr. Barnhart during that period. As noted, however, the value of the performance shares for 2014 has been determined based on an assumed vesting at target levels. The 2013 performance shares are valued based on an assumption of zero achievement, which is the performance the Company believed as of the grant date was most likely to be achieved under the grants, which was utilized for FASB ASC 718 purposes, and which is in fact the level ultimately achieved. The following is the maximum grant date fair value for the performance share awards granted in fiscal year 2014 for each of the following named executive officers if, due to the Company’s performance during the applicable performance cycle, the performance shares vested at their maximum level: Mr. Esterow, $3,044,976; Mr. DiMaria, $2,362,490; Mr. Grant, $1,837,489; Mr. Ross, $1,837,489; and Mr. Speltz, $1,837,489. The following is the maximum grant date fair value for the performance share awards granted in year 2013 for each of the following named executive officers if, due to the Company’s performance during the applicable performance cycle, the performance shares had vested at their maximum level: Mr. DiMaria, $1,329,300; and Mr. Ross, $1,329,900. As discussed in “—Compensation Discussion and Analysis—Principal Components

of Compensation of Our Named Executive Officers and 2014 Named Executive Officer Compensation—Long-Term Incentive Compensation” elsewhere in this Annual Report on Form 10-K, in connection with his appointment as Interim Chief Financial Officer in September 2014, Mr. Barnhart received one-time grants of 44,603 and 66,905 shares of restricted stock. Please see the “Grants of Plan-Based Awards” table elsewhere in this Proxy Statement for more information regarding equity awards granted in fiscal year 2014.

(2)For 2014, represents the total bonus payments to be received by each of our named executive officers under the 2014 Management Incentive Program. As discussed above, it is expected that the balance of the payments for Messrs. Grant, Ross, and Speltz, and the full payment for Mr. Esterow, will be made, shortly following the filing of this annual report. See “—Compensation Discuss and Analysis—Principal Components of Compensation of Our Named Executive Officers and 2014 Named Executive Officer Compensation—Incentive Cash Bonuses” elsewhere in this Annual Report on Form 10-K.

(3)Amounts in this column relate to the named executive officers receiving a 401(k) safe harbor contribution and participation in our executive health program, as well as commuting reimbursement for Mr. Barnhart for travel and lodging in connection with trips from his Chicago residence to our New York office, and for Mr. Grant for travel and lodging in connection with trips from his California residence to our Denver office. For Mr. Grant, the aggregate cost to the Company in 2014 of such reimbursements was $31,428.

(4)Mr. DiMaria resigned as Chief Financial Officer on September 14, 2014 and was terminated by the Company effective on October 8, 2014.

(5)Mr. Barnhart was appointed SVP and Chief Financial Officer on a non-interim basis effective as of March 12, 2015.

Grants of Plan-Based Awards in 2014

The table below provides information regarding equity and non-equity awards granted to Bankrate’s named executive officers in 2014.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units(3 (#))	Grant Date Fair Value of Stock and Option Awards(5) ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Kenneth S. Esterow.....	2/3/2014	178,125	356,250	712,500
Kenneth S. Esterow.....	2/3/2014				63,200	126,400	189,600		—
Kenneth S. Esterow.....	2/3/2014							54,171	869,986
Edward J. DiMaria.......	2/3/2014	159,375	318,750	637,500
Edward J. DiMaria.......	2/3/2014				49,035	98,069	147,104		—
Edward J. DiMaria.......	2/3/2014							42,029	674,986
Steven D. Barnhart.....	10/1/2014							44,603	500,000
Steven D. Barnhart.....	10/1/2014							66,905	750,005
Jeffrey J. Grant...........	2/3/2014	131,250	262,500	525,000
Jeffrey J. Grant...........	2/3/2014				38,138	76,276	114,414		—
Jeffrey J. Grant...........	2/3/2014							32,689	524,985
Donaldson M. Ross.....	2/3/2014	150,000	300,000	600,000
Donaldson M. Ross.....	2/3/2014				38,138	76,276	114,414		—
Donaldson M. Ross.....	2/3/2014							32,689	524,985
Christopher J. Speltz...	2/3/2014	131,250	262,500	525,000
Christopher J. Speltz...	2/3/2014				38,138	76,276	114,414		—
Christopher J. Speltz...	2/3/2014							32,689	524,985

_________________________________________________

(1)Amounts shown under Estimated Possible Payouts under Non-Equity Incentive Plan Awards represent the minimum, target, and maximum payment level under the management incentive program. If the threshold level is not attained, no bonus is paid under the management incentive program. As noted above, Mr. Esterow was initially provided a bonus opportunity for 2014 reflecting the amounts set forth in the table, but following the second quarter of 2014, agreed to reduce his bonus opportunity for 2014 by 25 percent.

(2)Amounts shown under Estimated Future Payouts under Equity Incentive Plan Awards represent the minimum, target, and maximum payment levels for performance share awards granted in 2014, as described in “—Compensation Discussion and Analysis—Principal Components of Compensation of Our Named Executive Officers and 2014 Named Executive Officer Compensation—Long-Term Incentive Compensation.”

(3)Amounts represent shares of restricted stock granted to the named executive officer in 2014, as described in “—Compensation Discussion and Analysis—Principal Components of Compensation of Our Named Executive Officers and 2014 Named Executive Officer Compensation—Long-Term Incentive Compensation.”

(4)Represents the aggregate grant date fair values of awards granted during the year ended December 31, 2014, computed in accordance with FASB ASC 718. For a discussion of valuation assumptions used in calculating the amounts for fiscal year 2014, see Note 9 to our Consolidated Financial Statements included in this Annual Report The value of the performance shares has been determined based on an assumed vesting of 0% of the target performance shares awarded, which is the performance the Company believed as of the grant date was most likely to be achieved under the grants.

Outstanding Equity Awards at Fiscal Year-End

The table below provides information regarding various equity awards held by Bankrate’s named executive officers as of December 31, 2014. Values are computed using a per share price of $12.43 (the closing price of our common stock on the New York Stock Exchange on December 31, 2014).

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable(1) (#)	Number of Securities Underlying Unexercised Options Unexercisable(1) (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(2) (#)	Market Value of Shares or Units of Stock That Have Not Vested(2) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(3) (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(3) ($)
Kenneth S. Esterow...	78,124	171,876	—	20.77	10/1/2020	140,109	1,741,555	63,200	785,576
Edward J. DiMaria...	—	—	—	—	—	—	—	—	—
Steven D. Barnhart...	—	—	—	—	—	100,358	1,247,450	—	—
Jeffrey J. Grant.......	72,499	12,501	—	15.00	6/16/2018	52,489	652,438	38,138	474,055
Donaldson M. Ross...	233,323	50,010	—	15.00	6/16/2018	62,389	775,495	38,138	474,055
Christopher J. Speltz.	87,499	12,501	—	15.00	6/16/2018	52,489	652,438	38,138	474,055

____________________________________

(1)The awards in these columns for our named executive officers other than Mr. Esterow represent the stock options granted in connection with our initial public offering. The awards in this column for Mr. Esterow represent stock options granted to Mr. Esterow in connection with his hiring. The stock options vest: (i) one quarter on the first anniversary of the date of grant and (ii) the remaining three quarters vest in 36 equal monthly installments thereafter.

(2)The restricted shares disclosed in this column for our named executive officers other than 85,938 held by Mr. Esterow and all the shares held by Mr. Barnhart vest in three equal installments on each of the first three anniversaries of the date of grant, subject to continued employment through the applicable vesting date. The 85,938 shares of restricted stock held by Mr. Esterow are subject to monthly vesting in equal amounts over the 36-month period following September 9, 2014. Of the shares of restricted stock held by Mr. Barnhart, 33,453 shares will vest in twelve equal monthly installments on each of the first twelve monthly anniversaries of September 15, 2014, subject to Mr. Barnhart’s continued employment with the Company through each such vesting date, and 66,905 shares will vest in five equal installments on each of the first five anniversaries of March 12, 2015, subject to his continued employment through each such anniversary.

(3)The awards in these columns represent performance shares granted during 2014 (with share and payout amounts computed based on threshold performance levels).

Option Exercises and Stock Awards Vested in 2014

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Kenneth S. Esterow...............	—	—	39,062	512,182
Edward J. DiMaria.................	—	—	11,150	123,618
Steven D. Barnhart...............	—	—	15,300	225,981
Jeffrey J. Grant.......................	—	—	10,200	150,654
Donaldson M. Ross...............	116,667	598,525	15,300	225,981
Christopher J. Speltz.............	—	—	10,200	150,654

Pension Benefits

None of our named executive officers participate in defined benefit pension plans.

Nonqualified Deferred Compensation

None of our named executive officers participate in nonqualified deferred compensation plans.

Payments upon Termination and Change of Control

Payments upon Termination without Cause or Resignation for Good Reason

Pursuant to our employment agreements with Messrs. Esterow, DiMaria, Barnhart, Grant, Ross, and Speltz, in the event that we terminate the employment of any of these named executive officers without “cause,” or, if they resign for “good reason,” in the case of Messrs. Esterow and Barnhart, or a constructive termination in the case of Messrs. Ross and Speltz, the applicable named executive officer would be entitled to any accrued bonus through the effective date of his termination of employment, payable within 15 days of the effective termination date, and a separation payment equal to one year’s base salary, at the then-current base salary rate, payable in three equal installments: one-third payable four months after the termination date (55 days in the case of Mr. Esterow and 30 days in the case of Messrs. DiMaria and Ross); one-third payable six months after the termination date; and one-third payable 12 months after the termination date.

In addition, Mr. Esterow’s employment agreement provides that in the event he is terminated by Bankrate without “cause” or he resigns for “good reason,” all the outstanding unvested stock incentive awards granted to him under the employment agreement will become vested. Mr. Barnhart’s letter agreement provides that the unvested portion of the shares of restricted stock pursuant to his interim period grant will fully vest upon his termination without “cause” following a “change of control” (as defined below) and the unvested portion of his shares of restricted stock pursuant to his long-term grant will vest as to the next tranche scheduled to vest upon his termination without “cause” or his resignation for “good reason.”

For these purposes, the term “cause” generally means, the applicable named executive officer’s (a) material breach of his or her employment agreement; (b) dishonesty or fraud; (c) willful or negligent insubordination; (d) conviction of, or guilty plea to, a felony or crime involving moral turpitude; or (e) resignation (other than in the case of Mr. Esterow). Termination without “cause” generally means any termination other than for “cause” and other than in the event of death or a mental or physical disability, which prevents the executive from performing his or her duties for an extended period of time.

For purposes of Messrs. Esterow’s and Barnhart’s agreements, “good reason” generally means (i) the failure by Bankrate to pay to the executive the compensation or perform any other obligation due to him under his employment agreement or any initial equity grant agreements; (ii) the failure by Bankrate to allow the executive to participate in Bankrate’s employee benefit plans generally available from time to time to Bankrate executives; (iii) the failure of any successor to all or substantially all of the business and/or assets of Bankrate to assume the employment agreement; (iv) relocation of the executive to an office greater than 30 miles from the current location of the executive’s principal office without his consent; (v) reduction of the executive’s title, or material reduction of the executive’s duties or responsibilities with Bankrate; or (vi) in the case of Mr. Barnhart, a material reduction by the Company in Mr. Barnhart’s base salary or target annual bonus, or a material reduction in Mr. Barnhart’s long-term incentive opportunity to a level that is materially less favorable to Mr. Barnhart than that applicable to the Company’s named executive officers (other than the Chief Executive Officer) as a group generally.

For purposes of Messrs. Ross’s and Speltz’s employment agreements, they can terminate their employment and receive severance as described above if Bankrate does not maintain the executive’s position and duties, or provide base salary, bonus opportunity, executive benefits, or expense reimbursement in a manner consistent with the terms of their respective employment agreements.

As noted above, Mr. DiMaria resigned as Chief Financial Officer on September 14, 2014 and was terminated by the Company on October 8, 2014. In addition, during 2014, Mr. Barnhart’s compensation and severance benefits were determined under the letter agreement entered into with him upon his appointment as Interim Chief Financial Officer. Under the letter agreement, if Mr. Barnhart’s employment had been terminated by us without cause during the initial term of employment or his employment terminated at the end of the transitional period following the initial term (other than as a result of him declining an offer to serve as Chief Financial Officer on a non-interim basis), he would have been entitled, subject to his execution and non-revocation of a release of claims, to a lump sum cash severance payment of $375,000 and the vesting of certain restricted stock awards. These severance benefits would generally not have applied if Mr. Barnhart was offered the Chief Financial Officer position on a non-interim basis prior to the termination of his employment. Mr. Barnhart was appointed Senior Vice President and Chief Financial Officer on a non-interim basis on March 12, 2015 and entered into the employment agreement described above, which superseded his letter agreement. See “—Compensation Discussion and Analysis—Employment Agreements—Steven D. Barnhart” elsewhere in this Annual Report on Form 10-K.

Payments upon Termination for Cause, Resignation, Death, or Disability

Pursuant to employment agreements entered into with Messrs. Esterow, DiMaria, Barnhart, Grant, Ross, and Speltz, in the event of a termination with “cause” or resignation for no reason, death or disability, each named executive officer would be entitled to any accrued bonus through the effective date of the termination, payable within 15 days of the effective termination date.

In addition, Mr. Barnhart’s letter agreement provides that the unvested portion of the shares of restricted stock pursuant to his interim period grant will vest upon his termination due to his death or disability as to the next tranche scheduled to vest and the unvested portion of the shares of restricted stock pursuant to his long-term grant will vest as to the next tranche scheduled to vest on a pro rata basis upon his termination due to death or disability.

Payments upon a Change of Control

All unvested stock options and shares of restricted stock granted prior to 2014 held by named executive officers as of December 31, 2014 would vest immediately upon the consummation of a “change of control” (defined as a covered transaction in the 2011 Equity Compensation Plan).

Effective for restrictive stock and performance share awards granted to our named executive officers in 2014, we replaced automatic change of control vesting with a “double-trigger” provision that generally provides for vesting in connection with a change of control only if the employment of the applicable employee is terminated without “cause” or resigns for “good reason” following the change of control or if the successor fails to assume the underlying award.

As described above, Mr. Barnhart’s letter agreement provides that the unvested portion of the shares of restricted stock pursuant to his interim period grant will fully vest upon his termination without “cause” following a “change in control” (as defined below). In addition, the unvested portion of the shares of restricted stock pursuant to his long-term grant will vest in full upon the occurrence of a change of control.

Termination Following a Change of Control

None of our executive officers has a change of control agreement with us. However, pursuant to Messrs. Esterow and Barnhart’s employment agreements, in the event that a successor to all or substantially all of our business and/or assets fails to assume the employment agreement, the executive would be permitted to resign for “good reason.”

Upon a termination of employment without “cause” following a change of control, our named executive officers other than Mr. Esterow would be entitled to the same severance benefits under their respective employment agreements as if the termination of employment had occurred independent of a change of control (see “—Payments upon Termination without Cause or Resignation for Good Reason”). Mr. Esterow would be entitled to 18 months’ base salary, payable in three installments as described above, if his employment is terminated by Bankrate without “cause” or he resigns for “good reason,” in each case, within one year following a change of control.

The following table reflects estimated payments to our named executive officers that may be made upon termination of employment or a termination of employment in connection with a change of control. The estimated payments in the table are calculated based on the assumption that the hypothetical termination of employment and the hypothetical change of control each occurred on December 31, 2014.

Name	Scenario	Cash Severance ($)(1)	Stock Options ($)(2)	Restricted Stock ($)(2)	Performance Shares ($)(2)	Total ($)
Kenneth S. Esterow.......	Resignation without Good Reason	—	—	—	—	—
	Resignation with Good Reason	475,000	—	1,068,209	—	1,543,209
	Involuntary Termination not for Cause	475,000	—	1,297,145	264,084	2,036,229
	Involuntary Termination for Cause	—	—	—	—	—
	Involuntary Termination not for Cause or Resignation for Good Reason following Change of Control	712,500	—	1,741,555	792,332	3,246,387
	Change of Control (No Termination of Employment)	—	—	—	—	—

Edward J. DiMaria(3).....	Resignation	—	—	—	—	—
	Involuntary Termination not for Cause	—	—	—	—	—
	Involuntary Termination for Cause	—	—	—	—	—
	Involuntary Termination not for Cause or Resignation for Good Reason following Change of Control	—	—	—	—	—
	Change of Control (No Termination of Employment)	—	—	—	—	—

Steven D. Barnhart(4).....	Resignation	—	—	—	—	—
	Involuntary Termination not for Cause	375,000	—	415,821	—	790,821
	Involuntary Termination for Cause	—	—	—	—	—
	Involuntary Termination not for Cause following Change of Control	375,000	—	415,821	—	790,821
	Change of Control (No Termination of Employment)	—	—	—	—	—

Jeffrey J. Grant.............	Resignation	—	—	—	—	—
	Involuntary Termination not for Cause (including Constructive Termination)	350,000	—	138,147	159,361	647,508
	Involuntary Termination for Cause	—	—	—	—	—
	Involuntary Termination not for Cause or Resignation for Good Reason following Change of Control	350,000	—	652,438	478,132	1,480,570
	Change of Control (No Termination of Employment)	—	—	246,114	—	246,114

Donaldson M. Ross.......	Resignation	—	—	—	—	—
	Involuntary Termination not for Cause (including Constructive Termination)	400,000	—	138,147	159,361	697,508
	Involuntary Termination for Cause	—	—	—	—	—
	Involuntary Termination not for Cause or Resignation for Good Reason following Change of Control	400,000	—	775,495	478,132	1,653,627
	Change of Control (No Termination of Employment)	—	—	369,171	—	369,171

Christopher J. Speltz.....	Resignation	—	—	—	—	—
	Involuntary Termination not for Cause (including Constructive Termination)	350,000	—	138,147	159,361	647,608
	Involuntary Termination for Cause	—	—	—	—	—
	Involuntary Termination not for Cause or Resignation for Good Reason following Change of Control	350,000	—	652,438	478,132	1,480,570
	Change of Control (No Termination of Employment)	—	—	246,114	—	246,114

_________________________________

(1)Cash severance amounts are based on base pay using current base salary.

(2)The calculation of the value of any vesting of stock options, restricted stock, or performance shares is based on a per share price of $12.43 (the closing price of our common stock on the New York Stock Exchange on December 31, 2014). Because the exercise price of outstanding stock options held by our named executive officers as of December 31, 2014 exceeded that amount, no value is attributed to stock options in the table. Amounts shown for performance shares are determined based on an assumed performance achievement level of 50.43% of target, which was the actual performance as of December 31, 2014.

(3)Because Mr. DiMaria’s employment with the Company terminated prior to December 31, 2014, he would not have been entitled to any compensation as a result of a termination of employment or change of control occurring on December 31, 2014.

(4)Amounts for Mr. Barnhart reflect the benefits that would be payable under the letter agreement he entered into upon his appointment as Interim Chief Financial Officer, which was the agreement that was operative on December 31, 2014. As discussed above, Mr. Barnhart was subsequently appointed Senior Vice President and Chief Financial Officer on a non-interim basis and entered into an employment agreement with the Company that superseded the letter agreement. The amounts included in the table do not include accelerated vesting of his additional grant of 66,905 shares of restricted stock, which did not begin to vest until he was appointed as Chief Financial Officer on a non-interim basis and would have been forfeited upon a termination of employment occurring on December 31, 2014. See “—Compensation Discussion and Analysis—Employment Agreements—Steven D. Barnhart.”

Restrictive Covenants

Pursuant to the employment agreements with Messrs. Esterow, DiMaria, Barnhart, Grant, Ross, and Speltz, each executive officer has agreed not to compete with us and not to recruit any of our employees during the term of his employment and for a period of one year thereafter. In addition, each executive officer has also agreed not to disclose any of our confidential information during the term of his employment and thereafter (except for Messrs. Esterow, DiMaria, and Ross, who are restricted from disclosing confidential information for a period of three years thereafter) and not to disclose any of our trade secrets for so long as they remain trade secrets. In order to receive the benefits described above in “—Payments upon Termination without Cause or Resignation for Good Reason,” the named executive officers must comply with each of these restrictive covenants and must enter into a separation and release agreement with us releasing us from any and all liability and settling all claims of any kind.

Director Compensation

The following table sets forth, for the fiscal year ended December 31, 2014, certain information regarding the compensation for each person in 2014 who was not affiliated with the Company, Apax Partners, L.P., Apax Partners LLP, or their respective affiliates, and who was determined by our Board of Directors to be “independent” under the rules of the New York Stock Exchange (each of whom we refer to as a “Non-Affiliate Director”). Mr. Esterow, who was an employee of Bankrate during 2014, did not receive additional direct compensation for his services as a director. In addition, Messrs. Brody, Stahl, and Truwit, members of our Board of Directors designated by Apax Partners, do not receive compensation for their services as directors.

Per policies in effect in 2014 and that continue to be in effect, our Board of Directors has approved cash retainers to be paid to Non-Affiliate Directors of $50,000 per year. Each Non-Affiliate Director who serves as the Audit Committee chairperson receives an additional annual cash retainer equal to $30,000, and each Non-Affiliate Director who serves as the Compensation Committee chairperson receives an additional annual cash retainer equal to $20,000. Each Non-Affiliate Director who serves as a member of the Audit Committee, other than the chairperson, receives an additional annual cash retainer equal to $10,000, and each Non-Affiliate Director who serves as a member of the Compensation Committee, other than the chairperson, receives an additional annual cash retainer equal to $7,000. On March 10, 2014, we established a Nominating & Governance Committee. Each Non-Affiliate Director serving as chairperson of the Nominating & Governance Committee receives an additional annual cash retainer of $10,000 and the other Non-Affiliate Directors who serve on the Nominating & Governance Committee receives an additional annual cash retainer of $4,000 (in 2014, this amount was prorated for the portion of the year that the committee existed). The cash retainers for service on the Board of Directors and committees are paid in four equal quarterly installments.

Effective as of January 1, 2015, each Non-Affiliate Director who is providing services as a director of the Company on February 1 of the applicable year will be granted a restricted stock award with respect to a number of shares having a fair market value of $160,600 and which will vest on the first anniversary of grant (which we refer to as an “annual restricted stock award”). The policy providing for these grants can be amended or terminated by our Board of Directors at any time.

Upon request, we reimburse directors for travel and lodging expenses that they incur in connection with their attendance at directors’ meetings.

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)	Total ($)
Seth Brody.....................	—	—	—
Kenneth S. Esterow.....	—	—	—
Michael J. Kelly...........	83,231	160,600	243,831
Sree Kotay.....................	—	10,121	10,121
Peter C. Morse...........	28,187	—	28,187
Bruce Nelson.............	60,000	160,600	220,600
Christine Petersen.......	—	10,121	10,121
Richard J. Pinola.........	83,885	160,600	244,485
Christian Stahl...........	—	—	—
Mitch Truwit.................	—	—	—

___________________________________

(1)The amounts included in this column reflect the grant date fair value of restricted stock awards granted to our Non-Affiliate Directors in 2014. The grant date fair value was determined in accordance with FASB ASC Topic 718. See Note 9 to our Consolidated Financial Statements included in this Annual Report for an explanation of the assumptions made in valuing these awards.

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee in 2014 was, at any time during 2014 or at any other time an officer or employee of Bankrate, and none had or has any relationships with Bankrate that are required to be disclosed under Item 404 of Regulation S-K. None of Bankrate’s executive officers has served as a member of the board of directors, or as a member of the compensation or similar committee, of any entity that has one or more executive officers who served on our board of directors or compensation committee during 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

 Except as noted below, the following table sets forth the amount and percent of shares of our common stock that as of May 29, 2015, are deemed under the rules of the SEC to be “beneficially owned” by each member of the Board of Directors, by each nominee for election to the Board of Directors, by each of our executive officers named in the Summary Compensation Table below, by all of our directors and executive officers as a group, and by any person or “group” (as that term is used in the Securities Exchange Act of 1934) known to us to be a “beneficial owner” of more than 5% of the outstanding shares of our common stock as of that date. The information concerning the beneficial ownership of our directors and officers is based solely on information provided by those individuals. Unless otherwise stated, the beneficial owner has sole voting and investment power over the listed common stock or shares such power with his or her spouse.

	Common Stock Beneficially Owned(1)
	Number of Shares of Common Stock	Percentage of Class

Name of Beneficial Owner
Ben Holding S.à r.l.(2)...........................................................................................	37,703,694	36.3%
Columbia Wanger Asset Management, LLC(3) .........................................................	7,107,900	6.8%
FMR LLC(4).......................................................................................................	6,690,020	6.4%
Manulife Financial Corporation(5)...........................................................................	5,531,506	5.3%
Peter C. Morse(6)...............................................................................................	4,242,064	4.1%
Kenneth S. Esterow(6).........................................................................................	782,068	*
Seth Brody(6).....................................................................................................	—	—
Michael J. Kelly(6)...............................................................................................	46,773	*
Sree Kotay(6).....................................................................................................	13,098	*
Bruce Nelson(6)...................................................................................................	47,688	*
Christine Petersen(6).............................................................................................	13,098	*
Richard J. Pinola(6).............................................................................................	75,231	*
Christian Stahl(6).................................................................................................	—	—
Mitch Truwit(6)...................................................................................................	—	—
Steven D. Barnhart(6)...........................................................................................	342,885	*
Jeffrey J. Grant(6)...............................................................................................	388,871	*
Donaldson M. Ross(6).........................................................................................	725,794	*
Christopher J. Speltz(6).........................................................................................	470,528	*
All current executive officers and directors as a group (12 persons) (6).......................	7,379,551	7.1%

*  Less than 1% of our outstanding common stock

(1)For purposes of calculating the percentage beneficially owned, the number of shares of Common Stock deemed outstanding includes (i) 103,884,733 shares outstanding as of May 29, 2015; and (ii) shares issuable by us pursuant to options held by the respective persons which may be exercised within 60 days following May 29, 2015. The shares issuable pursuant to options within 60 days following April 23, 2014 are considered to be outstanding and beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The shares issuable by us pursuant to options exercisable within 60 days include: Mr. Esterow, 114,580 shares; Mr. Grant, 85,000 shares; Mr. Ross, 283,333 shares; Mr. Speltz, 100,000 shares; Mr. Kelly, 13,540 shares; Mr. Nelson, 24,362 shares; Mr. Pinola, 24,998 shares; and all executive officers and directors as a group,

703,624, substantially all of which had an exercise price in excess of the $12.20 closing price for our common shares on May 29, 2015. Shares of restricted stock are considered to be outstanding and beneficially owned by the person holding such restricted stock. Shares of performance stock are considered to be outstanding and beneficially owned by the person holding such performance shares, with the number of performance shares determined at maximum value. There are 1,414,184 performance shares held by executive officers at maximum value. The actual number of performance shares that will vest will depend on the Company’s financial performance during the applicable measurement period, and will be 942,789 shares at target value or will be zero shares if the performance threshold is not achieved.

(2) Ben Holding S.à r.l. is beneficially owned by Apax US VII, L.P. (“Apax US VII Fund”) and Apax Europe VII-A, L.P., Apax Europe VII-B, L.P. and Apax Europe VII-1, L.P. (the “Apax Europe VII Funds” and, together, with Apax US VII Fund, “the Apax VII Funds”). Apax Partners, L.P. is an investment advisor to Apax US VII Fund under an investment advisory agreement with Apax US VII Fund. Apax Partners LLP is an investment advisor to Apax Europe VII GP L.P. Inc., a Guernsey incorporated limited partnership.

Apax Europe VII GP L.P. Inc., a Guernsey limited partnership, is the general partner of each of the Apax Europe VII Funds. Apax Europe VII GP Co. Limited, a Guernsey company, is the general partner of Apax Europe VII GP L.P. Inc. Apax Europe VII GP Co. Limited is responsible for the investments and general administration of the Apax Europe VII Funds. The directors of Apax Europe VII GP Co. Limited are Messrs. Andrew Guille, David Staples, Simon Cresswell, Martin Halusa, Nicholas Kershaw and Ms. Denise Fallaize.

Apax US VII GP, L.P., a Cayman Islands exempted limited partnership, is the general partner of the Apax US Fund. Apax US VII GP, Ltd., a Cayman Islands exempted limited company, is the general partner of Apax US VII GP, L.P. Apax Guernsey (Holdco) PCC Limited, as a result of a transfer of John F. Megrue’s 100% equity interests in Apax USVII GP, LTd., owns 100% of the equity interest of Apax US VII GP, Ltd.

The address of Ben Holding S.à r.l. 1-3 Boulevard de la Foire, l-1528 Luxembourg; the address of Apax Europe VII GP Co. Limited, Apax Europe VII GP L.P. Inc. and the Apax Europe VII Funds is Third Floor, Royal Bank Palace, 1 Glategny Esplanade, St. Peter Port, Guersney X0 GY1 2HY; the address of Apax US VII Fund, Apax US VII GP, L.P. and Apax US VII GP, Ltd. is P.O. Box 908GT, Georgetown, Grand Cayman E9 KY1-9002

(3)The information set forth in the table as to Columbia Wanger Asset Management, LLC (“Columbia Wanger”) and Columbia Acorn Fund (“CAF”) and in this footnote is based solely on a report on Schedule 13G filed with the SEC by Columbia Wanger and CAF with the SEC on February 11, 2015. The Schedule 13G filing was incorrectly made under the Company’s predecessor’s SEC registration that was terminated in 2009. The Schedule 13G states that Columbia Wanger does not directly own any shares of our common stock. As the investment adviser of CAF and various other investment companies and managed accounts, Columbia Wanger may be deemed to beneficially own the shares reported in the Schedule 13G by CAF. The Schedule 13G states that the shares of our common stock reported by Columbia Wanger include those shares separately reported by CAF. Columbia Wanger disclaims beneficial ownership over the securities. Columbia Wanger has sole voting power over 6,877,900 shares of our common stock and has sole dispositive power over 7,107,900 shares of our common stock. CAF has sole voting and dispositive power over 6,300,300 shares of our common stock. The address of Columbia Wanger and CAF is 227 West Monroe Street, Suite 3000, Chicago, IL 60606.

(4)The information set forth in the table as to FMR LLC, Edward C. Johnson 3d and Abigail P. Johnson and in this footnote is based solely on a report on Schedule 13G filed with the SEC by FMR LLC, Edward C. Johnson 3d and Abigail P. Johnson on February 13, 2014. The address of FMR LLC, Edward C. Johnson 3d and Abigail P. Johnson is 245 Summer Street, Boston, Massachusetts 02210. Each of FMR LLC, Edward C. Johnson 3d and Abigail P. Johnson reported that it is the beneficial owner of 6,690,020 shares of our common stock, including sole dispositive power of all such shares. FMR LLC reported that it has sole power to vote or direct the vote of 477,780 shares of our common stock. Members of the family of Edward C. Johnson 3d, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Edward C. Johnson 3d nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act (“Fidelity Funds”) advised by Fidelity Management & Research Company (“FMR Co”), a wholly owned subsidiary of FMR LLC, which power resides with the Fidelity Funds’ Boards of Trustees. FMR Co. carries out the voting of the shares under written guidelines established by the Fidelity Funds’ Boards of Trustees.

(5)The information set forth in the table as to Manulife Financial Corporation (“MFC”), Manulife Asset Management (North America) Limited (“MAM (NA)”), and Manulife Asset Management (US) LLC (“MAM (US)”) and in this footnote is based solely on a report on Schedule 13G filed with the SEC by Columbia Wanger and CAF with the SEC on February 12, 2015. The Schedule 13G filing was incorrectly made under the Companys predecessor’s SEC registration that was terminated in 2009. The Schedule 13G states that MAM (NA) has beneficial ownership of 19,659 shares of our common stock and MAM (US) has beneficial ownership of 5,511,847 shares of our common stock and that through its parent-subsidiary relationship to MAM (NA) and MAM (US), MFC may be deemed to have beneficial ownership of these same shares. MAM (NA) and MAM (US) each has sole voting and dispositive power over the shares of our common stock beneficially owned by each of them. The principal business offices of MFC and MAM (NA) are located at 200 Bloor Street East, Toronto, Ontario, Canada, M4W 1E5. The principal business office of MAM (US) is located at 197 Clarendon Street, Boston, Massachusetts 02116.

(6)The address of each director and executive officer of Bankrate is c/o Bankrate, Inc., 477 Madison Avenue, New York, NY 10022.

Item 13. Certain Relationships and Related Transactions and Director Independence

Stockholders’ Agreement

In connection with our initial public offering in 2011, Bankrate entered into the Stockholders’ Agreement with Ben Holding S.à r.l., those Bankrate directors and executives who hold Bankrate common stock and certain other holders of Bankrate common stock. The Stockholders’ Agreement provides that Ben Holding S.à r.l. or any of its direct or subsequent transferees (other than pursuant to a widely distributed public sale or open market purchase), which we refer to collectively as the Apax Holders, are entitled to designate nominees for election to our board of directors as follows: (i) a majority of the total number of directors comprising our board of directors for so long as the Apax Holders, directly or indirectly, collectively beneficially own 50% or more of the outstanding voting power of all shares of our capital stock entitled to vote generally in the election of our directors; (ii) 30% of the total number of directors comprising our board of directors for so long as the Apax Holders, directly or indirectly, collectively beneficially own 30% or more of the outstanding voting power of all shares of our capital stock entitled to vote generally in the election of our directors; and (iii) 15% of the total number of directors comprising our board of directors for so long as the Apax Holders, directly or indirectly, collectively beneficially own 5% or more of the outstanding voting power of all shares of our capital stock entitled to vote generally in the election of our directors. Thereafter the Apax Holders will no longer be entitled to designate any nominees for election to the board of directors except pursuant to our general director nomination process generally applicable to all stockholders, which is described below. For purposes of calculating the number of directors that the Apax Holders are entitled to designate pursuant to the formulas described above, any fractional amounts will be rounded up to the nearest whole number and the calculation will be made taking into account the increase in the size of our board of directors (e.g., one and one quarter (1 1/4) directors will equate to two (2) directors). All parties to the Stockholders’ Agreement are obligated to vote in favor of the Apax Holders’ nominees. In addition, the Apax Holders have the right to remove and replace any or all of its director-nominees at any time and for any reason and to designate any individual(s) to fill any such vacancies.

In addition, (i) for so long as the Apax Holders, directly or indirectly, beneficially own a majority of the outstanding voting power of all shares of our capital stock entitled to vote generally in the election of our directors, at the Apax Holders’ option, a majority of the members of each committee of our board of directors will be directors nominated by the Apax Holders, and (ii) for so long as the Apax Holders, directly or indirectly, beneficially own 5% or more of the outstanding voting power of all shares of our capital stock entitled to vote generally in the election of our directors, at the Apax Holders’ option, at least one member of each committee of our board of directors will be a director nominated by the Apax Holders, in each case to the extent permitted by law and applicable stock exchange rules. At the option of the Apax Holders, Bankrate will cause the board of directors of any of its subsidiaries (and any committees of such board) to have the same proportionate representation as our board of directors and of each committee of our board of directors.

The Stockholders’ Agreement also provides that the following actions by us or any of our subsidiaries require the approval of the Apax Holders for so long as the Apax Holders beneficially own, directly or indirectly, at least 35% or more of the outstanding voting power of all shares of our capital stock entitled to vote generally in the election of our directors:

•	the hiring and removal of our Chief Executive Officer;
•	any change of control as defined in the Stockholders’ Agreement or initiating any liquidation, dissolution or winding up or other bankruptcy proceeding;
•	entering into any agreement providing for the acquisition or divestiture of assets for aggregate consideration in excess of $100 million;
•	any issuance of equity securities for an aggregate consideration in excess of $100 million; and
•	declaring any extraordinary dividends or making any pro rata share repurchases.

The Stockholders’ Agreement also includes registration rights providing that the Apax Holders and Mr. Peter Morse may require registration under the Securities Act of all or any portion of the common stock or certain stock equivalents of Bankrate held by such persons. Bankrate is obligated to effectuate a maximum of four registrations at the request of the Apax Holders on Form S-1 and an unlimited number of registrations on Form S-3, as well as a maximum of two registrations at the request of Mr. Morse on Form S-3. If a registration is demanded, Bankrate must provide written notice to other holders of registerable securities who may then elect to include their registerable securities in such a registration. The Stockholders’ Agreement also includes “piggyback” registration rights providing that whenever Bankrate proposes to register shares of common stock of Bankrate for its own account or for the account of any holder of registerable securities (other than a registration the primary purpose of which is to register debt securities or in connection with a business acquisition or combination or an employee benefit plan) any holder of registerable securities party to the Stockholders’ Agreement, including certain of the current directors and all of the executive officers of Bankrate, is entitled to include their shares in the registration, subject to customary cutback provisions. Bankrate will be responsible for all fees and expenses incurred in connection with the filing of a registration statement required under the Stockholders’ Agreement. Bankrate must also indemnify all holders of registerable securities for any losses incurred or arising out of any untrue or alleged untrue statement of a material fact contained in any registration statement or related document or any violation of any applicable law or regulation applicable to registerable securities in connection with a registration, other than arising out of statements provided by selling stockholders for inclusion in the registration statement or arising primarily out of actions of the selling stockholders.

VCOC Investors’ Rights Agreement

Bankrate is a party to an amended and restated VCOC Investors’ Rights Agreement with Apax US VII, L.P. and Apax Europe VII-A, L.P., which we refer to together as the Apax VCOC Partnerships, and Apax Europe VII-B, L.P., Apax Europe VII-1, L.P., Apax WW Nominees Ltd., and Ben Holding S.à r.l.

Pursuant to the VCOC Investors’ Rights Agreement, so long as an Apax VCOC Partnership directly or indirectly owns stock of Ben Holding S.à r.l., such Apax VCOC Partnerships are entitled to appoint one manager of Ben Holding S.à r.l., which we refer to as the Nominated VCOC Director. So long as the Apax Holders collectively have the right to designate one or more nominees for election to our board of directors, the Apax VCOC Partnerships are entitled to designate certain of such Apax Holders nominees, each of which we refer to as a Bankrate VCOC Director. To the extent permitted by applicable law and securities exchange listing requirements and consistent with the committee representation provisions of the Stockholders Agreement, each Nominated VCOC Director and Bankrate VCOC Director will be entitled to serve on all the committees and subcommittees of the board of directors of Ben Holding S.à r.l. and Bankrate, respectively. Each Apax VCOC Partnership also is entitled to appoint an observer to attend the board meetings of Ben Holding S.à r.l. Moreover, each Apax VCOC Partnership is entitled to receive annual and quarterly consolidated financial statements of Ben Holding S.à r.l., Bankrate, and their respective subsidiaries, and has the right to examine and inspect the properties, books and records, and meet with management of, Ben Holding S.à r.l., Bankrate and their respective subsidiaries.

Director Indemnification Agreement

Bankrate has entered into Director Indemnification Agreements with each of our directors whereby we agreed to fully indemnify and hold harmless each such director if such director was or is a party to, among other things, any threatened, pending or completed action, suit, arbitration, investigation or inquiry, whether civil, criminal, administrative or investigative, by reason of such director’s status as a director, officer, manager, employee, agent or fiduciary of Bankrate. A director will not be indemnified against any claim for which payment has actually been made under any insurance policy or other indemnity provision, for an accounting of profits made from the purchase and sale of securities of Bankrate, in connection with any proceeding initiated by the director or if it is adjudicated that the director failed to act in good faith and in a manner such director reasonably believed to be in, or not opposed to, the best interests of Bankrate. The agreement will last for so long as such director is a director, officer, employee or agent of Bankrate and for so long as such person is subject to any proceeding by reason of such status.

Review and Approval of Transactions with Related Persons

The Audit Committee of the Board of Directors, pursuant to its written charter, is charged with the responsibility of reviewing and approving any related person transactions, including those required to be disclosed as a “related person” transaction under applicable federal securities laws. On an annual basis, each director and executive officer is required to complete a questionnaire that requires disclosure of any transactions the director or executive officer, or their immediate family members or associates, may have with us in which the director or executive officer, or their immediate family members or associates, has a direct or indirect material interest. The Audit Committee considers the responses in the questionnaires and other information regarding potential relationships between us and the directors and executive officers.

Director Independence

Our Board of Directors has determined that Mr. Kelly, Mr. Kotay, Mr. Morse, Mr. Nelson, Ms. Petersen and Mr. Pinola are independent directors under the rules of the New York Stock Exchange.

Our Board of Directors currently has three standing committees—Audit, Compensation and Nominating & Governance. Our Audit Committee, our Compensation Committee and our Nominating & Governance Committee are each composed of three directors who are all independent.

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered and expenses of Grant Thornton LLP for the audits of our annual financial statements and the effectiveness of internal controls for the years ended December 31, 2014 and 2013, and fees billed for other services rendered and expenses of Grant Thornton LLP during 2014 and 2013.

	2013	2014
Audit Fees	$1,347,199	$2,100,610
Tax Fees	—	—
All Other Fees	—	$110,055

Fees for audit services include fees associated with the annual audit and the reviews of the Company’s quarterly reports on Form 10-Q, and costs associated with the Company’s regulatory matter. All Other Fees represent services associated with 2013 and 2014 research and development tax credits. No other fees were billed in 2013 or 2014 for products and services provided by Grant Thornton LLP.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor

The Audit Committee of the Board of Directors has implemented procedures to ensure that all audit and permitted non-audit services provided to us are pre-approved by the Audit Committee. Specifically, the Audit Committee pre-approves the use of an independent accountant for specific audit and non-audit services, within approved monetary limits. If a proposed service has not been pre-approved, then it must be specifically pre-approved by the Audit Committee before it may be provided by our independent accountant. Any pre-approved services exceeding the pre-approved monetary limits require specific approval by the Audit Committee. The Audit Committee may delegate pre-approval authority to one or more of its members when appropriate.

All of the audit and non-audit related services provided by Grant Thornton LLP to us in 2014 were approved by the Audit Committee by means of specific pre-approvals or otherwise in accordance with the Audit Committee Charter.

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

Bankrate, Inc.

Date: June 17, 2015	By:	/s/ Steven D. Barnhart
Steven D. Barnhart
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed below by the following persons in the capacities and on the dates indicated below.

Signature	Title	Date
/s/ Kenneth S. Esterow Kenneth S. Esterow	President, Chief Executive Officer and Director (Principal Executive Officer)	June 17, 2015
/s/ Steven D. Barnhart Steven D. Barnhart	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	June 17, 2015
/s/ Janet M. Gunzburg Janet M. Gunzburg	Interim Corporate Controller (Principal Accounting Officer)	June 17, 2015
* Peter C. Morse	Chairman of the Board and Director	June 17, 2015
* Seth Brody	Director	June 17, 2015
* Michael J. Kelly	Director	June 17, 2015
* Sree Kotay	Director	June 17, 2015
* Bruce Nelson	Director	June 17, 2015
* Christine Petersen	Director	June 17, 2015
* Richard J. Pinola	Director	June 17, 2015
* Christian Stahl	Director	June 17, 2015
* Mitch Truwit	Director	June 17, 2015
/s/ Steven D. Barnhart *Steven D. Barnhart Attorney-in-fact

Exhibits

Exhibit Number	Description
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

4.2	Form of common stock certificate of Bankrate, Inc. (incorporated by reference to Exhibit 4.7 of the Company’s Registration Statement on Form S-1 (333-173550)).
4.3	Form of VCOC Investors’ Rights Agreement. (incorporated by reference to Exhibit 4.8 of the Company’s Registration Statement on Form S-1 (333-173550)).
4.4	Supplemental Indenture dated May 30, 2014 (incorporated by reference to Exhibit 4.1 of the Company’s Form 10-Q filed on August 8, 2014)
4.5

Supplemental Indenture, dated as of November 14, 2014 among Bankrate, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee, relating to the 6.125% Senior Notes due 2018. (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on November 18, 2014)

4.6

Supplemental Indenture, dated as of May 11, 2015 among Bankrate, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee, relating to the 6.125% Senior Notes due 2018. (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on May 15, 2015)

10.1	Executive Agreement between Bankrate, Inc. and Edward DiMaria, dated April 3, 2006 (incorporated by reference to the Company’s Registration Statement on Form S-1 (333-173550)).
10.2	Executive Agreement between Bankrate, Inc. and Donaldson Ross, dated September 11, 2006 (incorporated by reference to the Company’s Registration Statement on Form S-1 (333-173550)).
10.3	Amendment to Employment Agreement between Bankrate, Inc. and Donaldson Ross, dated September 25, 2009 (incorporated by reference to the Company’s Registration Statement on Form S-1 (333-173550)).
10.4	Amendment to Employment Agreement between Bankrate, Inc. and Edward J. DiMaria, dated December 31, 2012 (incorporated by reference to the Company’s Form 10-K filed on March 1, 2013)

10.5	Amendment No. 2 to Employment Agreement between Bankrate, Inc. and Donaldson Ross, dated December 31, 2012 (incorporated by reference to the Company’s Form 10-K filed on March 1, 2013)
10.6	Executive Agreement by and between Kenneth S. Esterow and Bankrate, Inc. (incorporated by reference to Exhibit 10.33 of Bankrate’s Current Report on Form 8-K filed on September 6, 2013)
10.7

Amendment to Executive Agreement between Bankrate, Inc. and Kenneth S. Esterow, dated December 31, 2013 (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K filed on February 27, 2014)

10.8

Separation and Consulting Agreement, dated December 10, 2013, by and between Thomas R. Evans and Bankrate Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K filed on February 27, 2014)

10.9	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.34 of the Company’s Form 10-Q filed on November 7, 2013)
10.10	Form of 2013 Performance-Based Restricted Stock Agreement (incorporated by reference to Exhibit 10.31 of the Company’s Form 10-Q filed on August 8, 2013)
10.11	Form of Director Restricted Stock Agreement
10.12	Fourth Amended and Restated Stockholders Agreement (incorporated by reference to the Company’s Registration Statement on Form S-1 (333-173550)).
10.13	Lease by and between Gardens Plaza Investors, LLC and Bankrate, Inc., dated November 3, 2005 (incorporated by reference to the Company’s Registration Statement on Form S-1 (333-173550)).
10.14	Form of Lease Agreement between Echelon Holdings, Ltd. and Bankrate, Inc., dated March 14, 2013 (incorporated by reference to Exhibit 10.23 of the Company’s Form 10-Q filed on August 8, 2013)
10.15

Amended and Restated Office Lease by and between 1860 Blake Street, LLC and NetQuote, Inc, dated September 22, 2008 (incorporated by reference to the Company’s Registration Statement on Form S-1 (333-173550))

10.16

Second Amendment, dated June 4, 2013, to Amended and Restated Office Lease by and between 1860 Blake Street, LLC and NetQuote, Inc. dated September 22, 2008 (incorporated by reference to Exhibit 10.25 of the Company’s Form 10-Q filed on August 8, 2013)

10.17	Bankrate, Inc. 2011 Equity Compensation Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 (333-175000)).
10.18	Form of Bankrate, Inc. Senior Executive Annual Bonus Plan (incorporated by reference to the Company’s Registration Statement on Form S-1 (333-173550)).
10.19	Form of Director Indemnification Agreement between Bankrate, Inc., and members of the management (incorporated by reference to the Company’s Registration Statement on Form S-1 (333-173550)).
10.20

Revolving Credit Agreement, dated as of August 7, 2013, among Bankrate, Inc., the Guarantors, the lenders party thereto, Royal Bank of Canada as administrative agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 of Bankrate’s Current Report on Form 8-K filed on August 13, 2013).

10.21	Form of 2013 Restricted Stock Agreement (incorporated by reference to Exhibit 10.30 of the Company’s Form 10-Q filed on August 8, 2013)
10.22

Letter Agreement, dated September 14, 2014, by and between Bankrate, Inc. and Steven D. Barnhart (incorporated by reference to Exhibit 10.1 of Bankrate’s Current Report on Form 8-K filed on September 15, 2014

10.23	Executive Agreement between Bankrate, Inc. and Jeff Grant, dated June 15, 2011 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on May 8, 2014)

10.24	Executive Agreement between Bankrate, Inc. and Christopher Speltz, dated March 3, 2014 (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on May 8, 2014)
10.25	Form of 2014 Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on May 8, 2014)
10.26	Form of 2014 Performance-Based Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed on May 8, 2014)
10.27	Form of 2015 Restricted Stock Agreement
10.28	Form of 2015 Performance-Based Restricted Stock Agreement
10.29	Executive Agreement, dated March 12, 2015, between Steven D. Barnhart and Bankrate, Inc. (incorporated by reference to Exhibit 10.1 of Bankrate’s Current Report on Form 8-K filed on March 17, 2015)
10.30	Form of Lease Agreement between J.A.B. Madison Holdings LLC and Bankrate, Inc. dated January 20, 2006
10.31	Form of Lease Agreement by and between 3801 PGA Acquisition Company and Bankrate, Inc., dated August 8, 2014
21.1	List of Subsidiaries of Bankrate, Inc.
23.1	Consent of Grant Thornton LLP
24.1	Power of Attorney
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Ex. 101.INS	XBRL Instance Document
Ex. 101.SCH	XBRL Taxonomy Extension Schema Document
Ex. 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Ex. 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Ex. 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
Ex. 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document