Form 10-Q
period 2015-03-31
Bankrate, Inc.
filed 2015-06-18
CIK 1518222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File No. 1-35206

(Exact name of registrant as specified in its charter)

Delaware	65-0423422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

477 Madison Avenue, Suite 430 New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 917-368-8600

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

The number of outstanding shares of the issuer’s common stock as of May 29, 2015  was as follows: 103,884,733  shares of Common Stock, $.01 par value.

Bankrate, Inc. and Subsidiaries

Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2015

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains “forward-looking statements” which involve risks and uncertainties. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions that relate to our strategy, plans or intentions. All statements we make relating to our estimated and projected earnings, margins, revenues, costs, expenditures, cash flows, growth rates and financial results or to our expectations regarding future industry trends or regarding resolution of regulatory matters described in this quarterly report are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon certain assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known or unknown factors, and it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are based upon information available to us on, and speak only as of, the date of this report.

Important factors that could cause actual results to differ materially from our expectations, which we refer to as cautionary statements, are discussed in detail in Part I, Item 1A. “Risk Factors” in our annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC” or “Commission”) on June 17, 2015. All forward-looking information in this quarterly report and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include without limitation:

•

the timing and outcome of, including potential expense associated with, the SEC and the United States Department of Justice (“DOJ”) investigations including our ability to enter into a settlement with the SEC on terms consistent with those described herein;

•	the potential impact on our business and stock price of any announcements regarding the announcement of the restatement, the SEC's investigation or the DOJ's investigation;
•	the material weakness in our internal controls over financial reporting and our ability to rectify this issue completely and promptly;
•	risks relating to the defense or litigation of lawsuits, including the putative class action lawsuit currently pending and described herein, and regulatory proceedings;
•

the timing and outcome of (including potential expense associated with), and the potential impact on our business and stock price of any announcements regarding the Consumer Financial Protection Bureau (“CFPB”) investigation;

•

the willingness or interest of banks, lenders, brokers, credit card issuers, insurance carriers and agents, senior care providers and other advertisers in the business verticals in which we operate to advertise on our websites or mobile applications, or purchase our leads, clicks, calls and referrals;

•	the rate of conversion of consumers’ visits to our websites or mobile applications into senior care referrals and the rate at which those referrals result in move-ins with our senior care customers;
•	changes in application approval rates by our credit card issuer customers;
•	increased competition and its effect on our website traffic, advertising rates, margins, and market share;
•	our dependence on internet search engines to attract a significant portion of the visitors to our websites;
•	our dependence on partners to attract a significant portion of the company’s revenue;
•	shift of visitors from desktop to mobile and mobile app environments;
•	the number of consumers seeking information about the financial and senior care products we have on our websites or mobile applications;
•	interest rate volatility;
•	technological changes and our ability to adapt to new or evolving technologies that affect our business environment or operations;

•	our ability to anticipate and manage cybersecurity risk and data security risk and to mitigate or resolve issues that may arise;
•	the effects of any security breach, data breach or any cyberattack on our systems, websites or mobile applications;
•	our ability to manage traffic on our websites or mobile applications, and service interruptions;

•	our ability to maintain and develop our brands and content;
•	the fluctuations of our results of operations from period to period;
•	our indebtedness and the effect such indebtedness may have on our business;
•	our need and our ability to obtain additional debt or equity financing;
•	our ability to integrate the operations and realize the expected benefits of businesses that we have acquired and may acquire in the future;
•	the effect of unexpected liabilities we assume from our acquisitions;
•	the effect of programmatic advertising platforms on display revenue;
•

our ability to successfully execute on our strategies, including without limitation our insurance quality initiative, our mobile strategy and other initiatives, and the effectiveness of our strategies, including without limitation whether they result in increased revenue or profitability;

•	our ability to attract and retain executive officers and personnel;
•	any failure or refusal by our insurance providers to provide coverage under our insurance policies;
•	our ability to protect our intellectual property;
•	the effects of potential liability for content on our websites or mobile applications;
•	our ability to establish and maintain distribution arrangements;
•	our ability to maintain good working relationships with our customers and third-party providers and to continue to attract new customers;
•

the effect of our expansion of operations in the United Kingdom and possible expansion to other international markets, in which we may have limited experience, and our ability to successfully execute on our business strategies in international markets;

•	our ability to sell our operations in China in excess of its book value;
•	the willingness of consumers to accept the Internet and our Online Network as a medium for obtaining financial product information;
•	the strength of the U.S. economy in general and the financial services industry in particular;
•	changes in monetary and fiscal policies of the U.S. government;
•	changes in consumer spending and saving habits;
•	review of our business and operations by regulatory authorities;
•	changes in the legal and regulatory environment;
•	changes in accounting principles, policies, practices or guidelines;
•	risks relating to the ongoing reviews of our business and operations by regulatory authorities; and
•	our ability to manage the risks involved in the foregoing.

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

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

Bankrate, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	(Unaudited)
	March 31,	December 31,
	2015	2014
Assets
Cash and cash equivalents	$154,637	$141,725
Accounts receivable, net of allowance for doubtful accounts of
$403 and $419 at March 31, 2015 and December 31, 2014, respectively	79,807	70,865
Deferred income taxes	6,407	6,407
Prepaid expenses and other current assets	17,624	35,652
Assets held for sale	1,564	1,627
Total current assets	260,039	256,276
Furniture, fixtures and equipment, net of accumulated depreciation of
$26,659 and $24,756 at March 31, 2015 and December 31, 2014, respectively	14,176	13,299
Intangible assets, net of accumulated amortization of
$242,383 and $228,667 at March 31, 2015 and December 31, 2014, respectively	329,805	338,988
Goodwill	642,567	641,367
Other assets	13,892	13,499
Total assets	$1,260,479	$1,263,429
Liabilities and Stockholders' Equity
Liabilities
Accounts payable	$16,788	$8,047
Accrued expenses	36,190	46,030
Deferred revenue and customer deposits	4,575	4,303
Accrued interest payable	2,297	6,980
Other current liabilities	11,388	13,629
Liabilities subject to sale	408	1,074
Total current liabilities	71,646	80,063
Deferred income taxes	51,633	51,633
Long term debt, net of unamortized discount	297,748	297,598
Other liabilities	6,693	10,849
Total liabilities	427,720	440,143
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock, par value $.01 per share -
300,000,000 shares authorized at March 31, 2015 and December 31, 2014;
104,688,179 shares and 104,701,530 shares issued at March 31, 2015 and
December 31, 2014, respectively; 103,901,016 shares and 101,485,200 shares outstanding at March 31, 2015 and December 31, 2014, respectively	1,047	1,047
Additional paid-in capital	861,608	892,738
Accumulated deficit	(18,686)	(23,639)
Less: Treasury stock, at cost - 787,163 shares and 3,216,330 shares at March 31, 2015 and December 31, 2014, respectively	(10,733)	(46,494)
Accumulated other comprehensive loss	(477)	(366)
Total stockholders' equity	832,759	823,286
Total liabilities and stockholders' equity	$1,260,479	$1,263,429

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bankrate, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three months ended
	March 31,	March 31,
	2015	2014
Revenue	$141,541	$136,275

Costs and expenses:
Cost of revenue (excludes depreciation and amortization)	78,749	78,508
Sales and marketing	6,137	6,087
Product development and technology	8,193	6,875
General and administrative	18,064	12,543
Acquisition, offering and related expenses	263	2,403
Changes in fair value of contingent acquisition consideration	(240)	1,407
Depreciation and amortization	15,703	13,856
Total costs and expenses	126,869	121,679
Income from operations	14,672	14,596

Interest and other expenses, net	5,276	5,190

Income before taxes	9,396	9,406
Income tax expense	4,119	4,874
Net income from continuing operations	5,277	4,532
Net loss from discontinued operations, net of income taxes	(324)	(446)
Net income	$4,953	$4,086

Basic net income per share:
Continuing operations	$0.05	$0.04
Discontinued operations	-	-
Basic net income per share	$0.05	$0.04

Diluted net income per share
Continuing operations	$0.05	$0.04
Discontinued operations	-	-
Diluted net income per share	$0.05	$0.04

Weighted average common shares outstanding:
Basic	102,468,045	100,876,470
Diluted	105,515,247	103,081,843

Net income	$4,953	$4,086
Other comprehensive (loss) income, net of tax	(111)	25
Comprehensive income	$4,842	$4,111

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bankrate, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended
	March 31,	March 31,
	2015	2014
Cash flows from operating activities
Net income from continuing operations	$5,277	$4,532
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	15,703	13,856
Provision for doubtful accounts receivable	192	198
Amortization of deferred financing charges and original issue discount	237	536
Stock-based compensation	5,816	3,923
Changes in fair value of contingent acquisition consideration	(240)	1,407
Change in operating assets and liabilities, net of effect of business acquisitions
Accounts receivable	(9,135)	(16,673)
Prepaid expenses and other assets	16,835	4,080
Accounts payable	8,741	2,077
Accrued expenses	(9,844)	(3,513)
Other liabilities	(9,313)	(13,180)
Deferred revenue	272	203
Net cash provided by (used in) operating activities - continuing operations	24,541	(2,554)
Net cash provided by operating activities - discontinued operations	182	301
Net cash provided by (used in) operating activities	24,723	(2,253)

Cash flows from investing activities
Purchases of furniture, fixtures and equipment and capitalized website development costs	(2,927)	(1,851)
Cash used in business acquisitions, net	(3,556)	-
Restricted cash	-	(1)
Net cash used in investing activities - continuing operations	(6,483)	(1,852)
Net cash used in investing activities - discontinued operations	(100)	(68)
Net cash used in investing activities	(6,583)	(1,920)

Cash flows from financing activities
Cash paid for contingent acquisition consideration	(3,878)	(4,335)
Purchase of Company common stock	(1,185)	(451)
Proceeds from exercise of stock options, net of costs	-	22,811
Net cash (used in) provided by financing activities - continuing operations	(5,063)	18,025
Net cash provided by financing activities - discontinued operations	-	-
Net cash (used in) provided by financing activities	(5,063)	18,025

Effect of exchange rate on cash and cash equivalents	(77)	(3)
Net increase in cash	13,000	13,849
Cash - beginning of period	142,051	230,071
Cash - end of period	155,051	243,920
Less cash of discontinued operations - end of period	414	623
Cash of continuing operations - end of period	$154,637	$243,297

The accompanying notes are an integral part of these condensed consolidated financial statements.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The Company

Bankrate, Inc. and its subsidiaries (“Bankrate” or the “Company,” “we,” “us,” “our”) own and operate an Internet-based consumer banking and personal finance network (“Online Network”). Our flagship websites, Bankrate.com,  CreditCards.com,  insuranceQuotes.com and Caring.com are some of the Internet’s leading aggregators of information on more than 300 financial products and services, including mortgages, deposits, credit cards, insurance, and other personal finance categories. Additionally, we provide financial applications and information to a network of distribution partners and through national and state publications.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Bankrate, Inc., and subsidiaries NetQuote Holdings, Inc. (“NetQuote”), NetQuote, Inc., insuranceQuotes, Inc., CreditCards.com, Inc. (“CreditCards”), LinkOffers, Inc., CreditCards.com Limited (United Kingdom), Freedom Marketing Limited (United Kingdom), Caring, Inc., and Wallaby Financial, Inc. after elimination of all intercompany accounts and transactions. During the quarter ended September 30, 2014, the Company commenced the process of divesting its operations in China. The operating results and the assets and liabilities of the operations in China are classified as discontinued operations for all periods presented in the Company’s condensed consolidated financial statements.

We operate the following business segments:

•

Banking – we offer information on rates for various types of mortgages, home lending and refinancing. We maintain current rate information for more than 600 local markets, covering all 50 U.S. states. Consumers can customize searches for mortgage rates by loan size, type, maturity, and location through our online portals. We also offer rate information and original editorial content on various deposit products, retirement, taxes and debt management.

•

Credit Cards – we present visitors with a comprehensive selection of consumer and business credit and prepaid cards, providing detailed information and comparison capabilities, and host news and advice on personal finance, credit card and bank policies, as well as tools and calculators to estimate credit scores and card benefits.

•

Insurance – in conjunction with local agents and  insurance carriers, we facilitate a consumer’s ability to receive multiple competitive insurance quotes, provide advice and detailed descriptions of insurance terms, and articles on topical subjects.

•

Other – includes the results of operations of Caring.com and aggregated smaller operating units, which operate businesses dissimilar to those of the reportable segments, and the results of the Company’s investments, unallocated corporate overhead and the elimination of transactions between segments.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 17, 2015.

Other than as noted below, there have been no significant changes in the Company’s accounting policies from those disclosed in the Company’s 2014 Annual Report on Form 10-K filed with the SEC on June 17, 2015.

Reclassification

Certain reclassifications have been made to the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 to conform to the presentation for the three months ended March 31, 2015. In the third quarter of 2014, the Company announced that it has commenced the process of divesting its operations in China. In accordance with generally accepted accounting principles in United States (“GAAP”), the results of our operations in China are presented as discontinued operations and, as such, have been excluded from continuing operations in the Condensed Consolidated Statements of Comprehensive Income for all periods presented. The assets and liabilities of the operations in China at March 31, 2015 and December 31, 2014 have been reclassified and segregated as held for sale and subject to sale, respectively, in the Condensed Consolidated Balance Sheets. The cash

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

flows related to the operations in China have been reclassified and segregated in the Condensed Consolidated Statement of Cash Flows, for all periods presented. Amounts related to the operations in China are consistently excluded from the Notes to Condensed Consolidated Financial Statements for all periods presented.

New Accounting Pronouncements

Recently Adopted Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which amends the definition of a discontinued operation and requires entities to provide additional disclosures about disposal transactions that do not meet the discontinued operations criteria. This ASU requires discontinued operations treatment for disposals of a component or group of components of an entity that represent a strategic shift that has or will have a major impact on an entity’s operations or financial results. ASU 2014-08 also expands the scope of FASB Accounting Standards Codification (“ASC”) 205-20, “Discontinued Operations,” to disposals of equity method investments and acquired businesses held for sale. The Company adopted ASU-2014-08 on January 1, 2015, as required and it did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Pronouncements, Not Adopted as of March 31, 2015

In May 2014, the FASB issued ASU 2014-09: “Revenue from Contracts with Customers.” The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is not permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Allow a Performance Target to Be Achieved After the Requisite Service Period,” which requires that a performance target that could be achieved after the requisite service period be treated as a performance condition that affects the vesting of the award. This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The adoption of this accounting pronouncement is not expected to have an impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and to provide related footnote disclosures in certain circumstances.

This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The adoption of this accounting pronouncement is not expected to have an impact on the Company’s consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, “Income Statement – Extraordinary and Unusual Items.” This guidance eliminates the concept of an extraordinary item, which required that an entity separately classify, present, and disclose extraordinary events and transactions on the income statement, net of tax after earnings from continuing operations and disclose applicable income taxes and earnings per share date applicable to the extraordinary item. This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and may be applied prospectively and retrospectively. The Company is currently evaluating the impact on its consolidated financial statements of adopting this new guidance but at this time does not expect it to have an impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Imputation of Interest – Simplifying the Presentation of Debt Issuance Costs.” This guidance requires that the debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the debt liability, consistent with the presentation of a debt discount. This amendment is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the impact on its consolidated financial statements of adopting this new guidance but at this time does not expect it to have an impact on the Company’s consolidated financial statements.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

NOTE 2 – GOODWILL AND INTANGIBLE ASSETS

Goodwill activity for the three months ended March 31, 2015 is shown below:

Balance, January 1, 2015	$641,367
Acquisition of certain assets and liabilities of various entities	1,200
Balance, March 31, 2015	$642,567

Intangible assets consist primarily of domain names and URLs, customer relationships, affiliate relationships and developed technologies. Intangible assets are being amortized over their estimated useful lives on both straight-line and accelerated bases.

Intangible assets subject to amortization were as follows as of March 31, 2015:

(In thousands)	Cost	Accumulated Amortization	Net
Trademarks and URLs	$295,469	$(81,519)	$213,950
Customer relationships	226,215	(128,577)	97,638
Affiliate relationships	22,780	(12,843)	9,937
Developed technology	27,724	(19,444)	8,280
	$572,188	$(242,383)	$329,805

Intangible assets subject to amortization were as follows as of December 31, 2014:

(In thousands)	Cost	Accumulated Amortization	Net
Trademarks and URLs	$293,241	$(75,176)	$218,065
Customer relationships	223,906	(122,201)	101,705
Affiliate relationships	22,780	(12,617)	10,163
Developed technology	27,728	(18,673)	9,055
	$567,655	$(228,667)	$338,988

Amortization expense for the three months ended March 31, 2015 and 2014 was $13.8 million and $12.2 million, respectively.

Future amortization expense as of March 31, 2015 is expected to be:

Amortization
(In thousands)	Expense
Remainder of 2015	$40,665
2016	53,319
2017	48,482
2018	38,836
2019	26,243
Thereafter	122,260
Total expected amortization expense for intangible assets	$329,805

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

NOTE 3 – EARNINGS PER SHARE

We compute basic earnings per share by dividing net income (loss) for the period by the weighted average number of shares outstanding for the period. Diluted earnings per share includes the effects of dilutive common stock equivalents, consisting of outstanding stock-based awards in accordance with ASC 718, Compensation – Stock Compensation, to the extent the effect is not anti-dilutive, using the treasury stock method.

The following table presents the computation of basic and diluted earnings per share:

	Three months ended
	March 31,	March 31,
(In thousands, except share and per share data)	2015	2014
Net income from continuing operations	$5,277	$4,532
Net loss from discontinued operations, net of income taxes	(324)	(446)
Net income	$4,953	$4,086

Weighted average common shares outstanding for basic earnings per share	102,468,045	100,876,470
Additional dilutive shares related to share based awards	3,047,202	2,205,373
Weighted average common shares outstanding for diluted earnings per share	105,515,247	103,081,843

Basic net income per share:
Continuing operations	$0.05	$0.04
Discontinued operations	-	-
Basic net income per share	$0.05	$0.04

Diluted net income per share
Continuing operations	$0.05	$0.04
Discontinued operations	-	-
Diluted net income per share	$0.05	$0.04

For the three months ended March 31, 2015 and 2014 there were 2,734,885 and 623,126 stock options, respectively, which are not included in the calculation of diluted earnings per share because their impact would have been anti-dilutive.

NOTE 4 – STOCKHOLDERS’ EQUITY

The activity in stockholders’ equity for the three months ended March 31, 2015 is shown below:

	Common Stock
(In thousands)	Shares	Amount	Additional paid-in capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss - Foreign Currency Translation	Total Stockholders' Equity

Balance at December 31, 2014	104,701	$1,047	$892,738	$(23,639)	$(46,494)	$(366)	$823,286

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

Other comprehensive loss, net of taxes	-	-	-	-	-	(111)	(111)
Treasury stock purchased	-	-	-	-	(1,185)	-	(1,185)
Restricted stock issued, net of cancellations	(13)	-	(17,225)	-	17,225	-	-
Performance stock issued, net of cancellations	-	-	(19,721)	-	19,721	-	-
Stock-based compensation	-	-	5,816	-	-	-	5,816
Net income	-	-	-	4,953	-	-	4,953
Balance at March 31, 2015	104,688	$1,047	$861,608	$(18,686)	$(10,733)	$(477)	$832,759

NOTE 5 – SEGMENTS

The reportable segments presented below represent the Company’s operating segments for which separate financial information is available and utilized on a regular basis by its chief operating decision maker, the Company’s chief executive officer, to assess performance and allocate resources. Management evaluates the operating results of each of the Company’s operating segments based upon revenue and “Adjusted EBITDA”, which we define as income from continuing operations before depreciation and amortization, interest, income taxes, changes in fair value of contingent acquisition consideration, stock-based compensation, and non-recurring items such as loss on extinguishment of debt, legal settlements, acquisition, offering and related expenses, restructuring charges, and costs related to unusual regulatory actions, the financial review process that was used to prepare the restatement (the “Internal Review”), the restatement of our financial statements and related litigation. The Company’s presentation of Adjusted EBITDA, a non- GAAP measure, may not be comparable to similarly-titled measures used by other companies.

	Three months ended
	March 31,	March 31,
(In thousands)	2015	2014
Revenue:
Banking	$28,170	$32,465
Credit Cards	56,774	52,833
Insurance	52,531	52,314
Other	4,066	(1,337)
	$141,541	$136,275

	Three months ended
	March 31,	March 31,
(In thousands)	2015	2014
Adjusted EBITDA:
Banking	$10,559	$13,195
Credit Cards	26,089	21,465
Insurance	8,342	6,690
Other	(4,569)	(4,487)
	40,421	36,863

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

Interest and other expenses, net	5,276	5,190
Depreciation and amortization	15,703	13,856
Changes in fair value of contingent acquisition consideration	(240)	1,407
Stock-based compensation expense	5,816	3,923
Acquisition, offering and related expenses	263	2,403
Restatement charges (A)	4,174	678
Impact of purchase accounting	33	-
Income tax expense	4,119	4,874
Net income from continuing operations	$5,277	$4,532

(A) Restatement charges include expenses related to unusual regulatory actions, the Internal Review, and restatement of our financial statements and related litigation.

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

The following table presents estimated fair value, and related carrying amounts:

	March 31, 2015		December 31, 2014
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Liabilities:
Long term debt	$297,748	$295,500	$297,598	$280,500

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

The following tables present the Company’s fair value measurements of its contingent acquisition consideration using the fair value hierarchy:

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

	Fair Value Measurement at March 31, 2015 Using
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurement
Contingent acquisition consideration	$-	$-	$12,638	$12,638
Total recurring fair value measurements	$-	$-	$12,638	$12,638

	Fair Value Measurement at December 31, 2014 Using
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurement
Contingent acquisition consideration	$-	$-	$19,028	$19,028
Total recurring fair value measurements	$-	$-	$19,028	$19,028

The following table sets forth a reconciliation of changes in the fair value of the Company’s Level 3 financial liabilities, contingent acquisition consideration, for the three months ended March 31, 2015:

Three months ended
(In thousands)	March 31, 2015
Balance at beginning of period	$19,028
Additions to Level 3	2,350
Transfers into Level 3	-
Transfers out of Level 3	-
Change in fair value	(240)
Payments	(8,500)
Balance at end of period	$12,638

The unobservable inputs used by the Company in determining the fair value of contingent acquisition consideration for earnout periods not yet completed include discount factors of 14% to 16% based on the Company’s weighted average cost of capital and projected results of the acquired businesses. The fair value calculated as of March 31, 2015 is subject to sensitivity as it relates to the projected results of the acquired businesses. Each calculation is based on a separate formula and results that differ from our projections could impact the fair value significantly. During the three months ended March 31, 2015, the Company changed certain estimates of the projected results of acquired businesses that resulted in a decrease in the fair value of contingent acquisition consideration and a credit to operating income of $946,000 offset by $706,000 recorded in the change in fair value of contingent acquisition consideration related to the passage of time.

NOTE 7 – STOCK-BASED COMPENSATION

In June 2011, the Company established the 2011 Equity Compensation Plan (the “2011 Plan”) to grant stock-based awards for up to 12,120,000 shares of our common stock. Under the 2011 Plan, the Board of Directors or its delegate has the sole authority to determine who receives such grants, the type, size and timing of such grants, and to specify the terms of any non-competition agreements relating to the grants. The purpose of the 2011 Plan is to advance our interests by providing eligible participants in the Plan with the opportunity to receive equity-based or cash incentive awards, thereby aligning their economic interests with those of our stockholders. As of March 31, 2015,  1,561,587  shares were available for future issuance under the 2011 plan.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

The stock-based compensation expense for stock options and restricted stock awards recognized in our condensed consolidated statements of comprehensive income are as follows:

	Three months ended
	March 31,	March 31,
(In thousands)	2015	2014
Cost of revenue	$566	$309
Sales and marketing	1,028	563
Product development and technology	1,103	507
General and administrative	3,119	2,544
Total stock-based compensation	$5,816	$3,923

Restricted Stock

The following table summarizes restricted stock award activity for the three months ended March 31, 2015:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2015	2,162,382	$14.40
Granted	1,179,470	12.76
Vested and released	(288,192)	16.06
Forfeited	(13,351)	13.76
Balance, March 31, 2015	3,040,309	$13.62

Stock-based compensation expense for the three months ended March 31, 2015 and 2014 included approximately $4.2 million and $2.0 million related to restricted stock awards, respectively. As of March 31, 2015, there was unrecognized compensation cost related to non-vested restricted stock awards of $34.5  million, which is estimated to be recognized over a weighted average period of 1.6 years.

Performance Based Restricted Shares

Performance based shares activity was as follows for the three months ended March 31, 2015:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2015	1,020,720	$15.71
Granted	1,341,358	12.77
Vested/Earned	-	-
Forfeited	-	-
Unearned	-	-
Balance, March 31, 2015	2,362,078	$14.04

During the three months ended March 31, 2015, we granted 1,341,358 performance based restricted shares with an average grant date fair value of $12.77 per share. The shares include a performance condition and the number of shares ultimately issued will be determined based on the Company’s performance for the two years ending December 31, 2016. The granted amount represents the maximum amount of the award at 150% of the target and the total number of shares ultimately issued can range from 0% to 100% of the granted amount. No stock-based compensation expense has been recorded during the three months ended March 31, 2015 and 2014 as the satisfaction of the performance condition is not considered probable.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

Stock Options

Stock option activity was as follows for the three months ended March 31, 2015:

	Number of	Price	Weighted Average	Aggregate
	Shares	Per Share	Exercise Price	Intrinsic Value
Balance, January 1, 2015	2,825,709	$11.05 - 24.25	$16.04	$85,250
Granted	-	-	-
Exercised	-	-	-
Forfeited	(844)	15.00	15.00
Expired	(17,480)	15.00	15.00
Balance, March 31, 2015	2,807,385	$11.05 - 24.25	$16.05	$13,325

Pursuant to the income tax provisions of ASC 718 “Stock Compensation”, we follow the “long-haul method” of computing our hypothetical additional paid-in capital, or APIC, pool. Approximately 214,086 stock options vested during the three months ended March 31, 2015.

The aggregate intrinsic value of stock options outstanding in the table above is calculated as the difference between the closing price of Bankrate’s common stock on the last trading day of the reporting period ($11.34) and the exercise price of the stock options multiplied by the number of shares underlying options with an exercise prices less than the closing price on the last trading day of the reporting period.

As of March 31, 2015,  approximately  $3.9  million of total unrecognized compensation costs, net of forfeitures, related to non-vested stock option awards is expected to be recognized over a weighted average period of 0.6 years.

NOTE 8 – INCOME TAXES

We calculate our income tax provision for interim periods based on two factors: (i) the estimate of the annual effective tax rate and (ii) the existence of any interim period (i.e., discrete) events. The difference between income tax expense computed at the statutory rate and the reported income tax expense during the three months ended March 31, 2015 is primarily due to a tax charge taken for stock compensation and the effect of U.S. state income tax expense. The difference between income tax expense computed at the statutory rate and the reported income tax expense during the three months ended March 31, 2014 is primarily due to nondeductible acquisition costs, tax charges taken for stock compensation and the effect of U.S. state income tax expense.

We have approximately $5.2 million of unrecognized tax benefits as of March 31, 2015 and December 31, 2014.

We are subject to income taxes in the U.S. federal jurisdiction, various states, and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2010. During the three months ended March 31, 2015, the Texas Comptroller of Public Accounts (“Texas”) notified us of an examination into the 2012 tax year. Texas has not collected data at this time and is currently in its discovery stage. We cannot presently estimate the outcome of this examination.

We accrued approximately $12,000 and $78,000 for the payment of interest and penalties which was recorded as an income tax expense during the three months ended March 31, 2015 and 2014, respectively.

Our effective tax rate on continuing operations changed to 43.8% during the three months ended March 31, 2015 from 51.8% in the same period in 2014. The decrease in our effective tax rate is primarily attributed to a decrease in tax liability related to stock compensation.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

BanxCorp Litigation

In July 2007, BanxCorp, an online publisher of rate information provided by financial institutions with respect to various financial products, filed suit against the Company in the United States District Court for the District of New Jersey alleging violations of Federal and New Jersey State antitrust laws, including the Sherman Act and the Clayton Act. BanxCorp has alleged that it has been injured as a result of monopolistic and otherwise anticompetitive conduct on the part of the Company and is seeking approximately $180 million in compensatory damages, treble damages, and attorneys' fees and costs. In October 2012, BanxCorp filed a Seventh Amended Complaint, alleging violations of Section 2 of the Sherman Act, Section 7 of the Clayton Act and parallel provisions of New Jersey antitrust laws, and dropping its claims under Section 1 of the Sherman Act. Discovery closed on December 21, 2012 and both parties filed motions in the first quarter of 2013 seeking summary judgment that are pending before the court. The Company will continue to vigorously defend this lawsuit. The Company cannot presently estimate the amount of loss, if any, that would result from an adverse resolution of this matter.

TCPA Litigation

In October 2012, a putative class action lawsuit styled Stephanie Speight v. Bankrate, Inc. was filed against the Company in the United States District Court for the District of Colorado alleging violations of the Telephone Consumer Protection Act (TCPA) and seeking statutory damages, injunctive relief and attorney fees. The plaintiff alleged that the Company contacted her and the members of the class she sought to represent on their cellular telephones without their prior express consent. On January 16, 2014, the plaintiff and a proposed plaintiff, Julio Acosta, who filed a motion for leave to be added as a plaintiff, entered into a settlement agreement with the Company on an individual basis, at no cost to the Company. On January 17, 2014, the court dismissed the case with prejudice.

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

Securities Litigation

In October 2013, a class action lawsuit captioned Arkansas Teacher Retirement System v. Bankrate, Inc., No. 13-CV-7183, was brought in the United States District Court for the Southern District of New York. The complaint, as amended, asserted claims against the Company, certain officers and directors of the Company, and entities associated with Apax Partners, and alleged, among other things, that the Company’s public disclosures regarding its insurance leads business were materially misleading. On June 9, 2014, the Company announced that it had reached a proposed agreement, subject to Court approval, to settle the litigation. On November 21, 2014, the court approved the settlement of the action as a class action and entered a final judgment dismissing the action with prejudice. Under the terms of the settlement, Bankrate paid $18 million in cash to a Settlement Fund to resolve all claims asserted on behalf of investors who purchased or otherwise acquired Bankrate stock between June 16, 2011, and October 15, 2012, excluding any

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

claims: (i) relating solely to the accuracy of Bankrate’s financial statements or Bankrate’s compliance with Generally Accepted Accounting Principles, including, but not limited to, any such claims arising from the subject of the Securities and Exchange Commission investigation into the Company’s financial reporting or Bankrate’s Audit Committee’s internal review of Bankrate’s financial statements for years ended 2011, 2012 and 2013; (ii) relating to auditor’s compliance with Generally Accepted Auditing Standards in connection with said financial statements (iii) relating to the enforcement of the settlement; and (iv) of any person or entity who submits a request for exclusion. The settlement provided that Bankrate denies all claims of wrongdoing or liability. During the year ended December 31, 2014 the Company recorded a loss for the settlement and related legal expenses of $9.2 million, net of insurance proceeds of $10.0 million in legal settlements within the Consolidated Statements of Comprehensive Income.

In October 2014, a putative class action lawsuit was brought in federal court in the United States District Court for the Southern District of Florida against the Company and certain of its current and former officers and directors. The suit, captioned The City of Los Angeles v. Bankrate, Inc., et al., No. 14-CV-81323-DMM, alleges, among other things, that the Company’s 2011, 2012, and 2013 financial statements improperly recognized revenues and expenses and therefore were materially false and misleading, and seeks relief (including damages) under the federal securities laws on behalf of a proposed class consisting of all persons, other than the defendants, who purchased the Company’s securities between October 16, 2012 and September 15, 2014, inclusive. On February 23, 2015, the lead plaintiff filed an amended complaint, which asserts claims against the Company, certain officers and directors of the Company, entities associated with Apax Partners, the underwriters of the Company’s March 2014 stock offering, and the Company’s independent registered public accountant, alleging that the Company’s 2011, 2012, and 2013 financial statements were materially false and misleading and that the Company sold securities in March 2014 pursuant to a registration statement and prospectuses in violation of federal securities law. The amended complaint seeks unspecified compensatory damages and rescission or rescissionary damages. On March 9, 2015, the Company filed a motion to dismiss the amended complaint. Other named defendants, including the Company’s accountant, the underwriter defendants, and the Company’s former Chief Financial Officer, Edward J. DiMaria, have each filed separate and additional motions to dismiss the amended complaint. Those motions are pending. Pursuant to a notice of voluntary dismissal submitted by the lead plaintiff, the Apax Defendants were terminated from the action on April 23, 2015. The action is in its preliminary stages and we are not able to predict its outcome. The Company cannot presently estimate the amount of loss, if any, that would result from an adverse resolution of this matter.

Two earlier lawsuits making similar allegations, captioned Tong v. Evans, et al., No. 14-cv-81183-KLR (S.D. Fla), and Atiyeh v. Evans, et al., No. 14 Civ. 8443 (JFK) (S.D.N.Y), were voluntarily dismissed by their respective plaintiffs.

SEC and DOJ Investigations

As previously disclosed, the SEC is conducting a non-public formal investigation of Bankrate’s financial reporting with the principal focus on the quarters ending March 31, 2012 and June 30, 2012. The investigation is examining whether accounting entries may have improperly impacted the Company’s reported results, including relative to market expectations at such time. In addition, as previously reported, the DOJ has informed the Company that it is investigating the matters that are the subject of the SEC investigation.

The Company has agreed to the terms of a potential settlement of the SEC investigation with respect to the Company that the SEC enforcement staff has indicated it is prepared to recommend to the Commission. The proposed settlement is subject to acceptance and authorization by the Commission and would, among other things, require the Company to pay a $15.0 million penalty. As a result, the Company recorded an accrual in the amount of $15.0 million as of September 30, 2014. However, the terms of the settlement have not been approved by the Commission and therefore there can be no assurance that the Company’s efforts to resolve the SEC’s investigation with respect to the Company will be successful, that the settlement amount will be as anticipated or that the accrual with respect thereto will be sufficient, and the Company cannot predict the ultimate timing or the final terms of any settlement. In addition, it is not possible to predict when the DOJ investigation will be completed, the final outcome of the investigation, and what if any actions may be taken by the DOJ.

CFPB Investigation

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

The Company and certain of its employees have received Civil Investigative Demands (CIDs) from the CFPB to produce certain documents and answer questions relating to the Company’s quality control process for its online mortgage rate tables.  The Company has cooperated in responding to the CIDs. The Company received a communication from the CFPB inviting the Company to respond to the CFPB’s identified issues in the form of a Notice of Opportunity to Respond and Advise during which the CFPB identified potential claims it might bring against the Company. The Company has submitted a response that it believes addresses the CFPB’s issues with respect to the Company’s online mortgage rate tables and its quality control processes. We are unable to predict when the CFPB investigation will be completed or the final outcome of the investigation, and cannot presently estimate the amount of loss, if any, that would result from an adverse resolution of this matter.

NOTE 10 – DEBT

Senior Notes

On August 2, 2013, the Company completed the offering of its 6.125% unsecured notes (“Senior Notes”). The Senior Notes, due 2018, were issued at 98.938% of par and accrue interest daily on the outstanding principal amount, which is payable semi-annually, in arrears, on August 15 and February 15.

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

For the three months ended March 31, 2015 and 2014, interest expense, excluding the amortization of deferred financing costs and the original issue discounts, related to the Senior Notes was $4.7 million and $4.7 million, respectively.

During the three months ended March 31,  2015 and 2014, the Company amortized original issue discount which is included within interest and other expenses on the accompanying condensed consolidated statements of comprehensive income of $150,000 and $141,000, respectively. At March 31, 2015 and December 31, 2014, the Company had approximately $2.3 million and $2.4 million, respectively, in original issue discount remaining to be amortized.

During the three months ended March 31, 2015 and 2014, the Company amortized deferred loan fees related to the Senior Notes which are included within interest and other expenses on the accompanying condensed consolidated statement of comprehensive income, of $332,000 and $309,000, respectively. At March 31, 2015 and December 31, 2014, the Company had approximately $5.8 million and $5.8 million, respectively, in deferred loan fees remaining to be amortized.

The Company had a balance of approximately $297.7 million and $297.6 million in Senior Notes, net of amortization, as of March 31, 2015 and December 31, 2014, respectively recorded on the accompanying consolidated balance sheet.

Revolving Credit Facility

On August 7, 2013, the Company entered into a Revolving Credit Agreement (the “Credit Agreement”), among the Company, as borrower, certain subsidiaries of the Company, as guarantors (the “Guarantors”), the lenders party thereto (the “Lenders”), Royal Bank of Canada, as administrative agent, and the other parties thereto. The Credit Agreement provides for a $70.0 million revolving facility (“Revolving Credit Facility”) which matures on May 17, 2018. The proceeds of any loans made under the Revolving Credit Facility can be used for ongoing working capital requirements and other general corporate purposes, including the financing of capital expenditures and acquisitions.

Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to, at the Company’s option, either (i) an alternate base rate (as defined in the Revolving Credit Facility) or (ii) an adjusted LIBO rate (as defined in the Revolving Credit Facility), each calculated in a customary manner, plus applicable margin. The applicable margin is 3.00% per annum with respect to alternate base rate loans and 2.00% per annum with respect to adjusted LIBO rate loans. In addition to paying interest on the

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

outstanding principal amount of borrowings under the Revolving Credit Facility, the Company must pay a commitment fee to the Lenders in respect of their average daily unused amount of revolving commitments at a rate that ranges from 0.375% to 0.50% per annum depending on the Company’s consolidated total leverage ratio. The Company may voluntarily prepay loans under the Revolving Credit Facility at any time without premium or penalty (subject to customary “breakage” fees in the case of Eurodollar rate loans).

The Credit Agreement contains customary affirmative and negative covenants and events of default and requires the Company to comply with a maximum consolidated total leverage ratio of 4.00:1.00 as of the last day of any fiscal quarter only if the aggregate amount (without duplication) of letters of credit (other than letters of credit that are issued and not drawn to the extent such letters of credit are cash collateralized) and loans outstanding under the Revolving Credit Facility exceed, on a pro forma basis, 30% of the total revolving commitments of all Lenders at such time. The Company was in compliance with all required covenants as of March 31, 2015.

All obligations under the Credit Agreement are guaranteed by the Guarantors and are secured, subject to certain exceptions, by first priority liens on the assets of the Company and the Guarantors.

As of March 31, 2015, the Company had $70.0 million available for borrowing under the Revolving Credit Facility and there were no amounts outstanding. During the three months ended March 31, 2015 and 2014, the Company amortized $85,000 and $85,000 of deferred loan fees, respectively, which is included in interest and other expenses on the accompanying consolidated statements of comprehensive income (loss). At March 31, 2015 and December 31, 2014, the Company had approximately $1.0 million and $1.1 million, respectively, in deferred loan fees remaining to be amortized.

NOTE 11 – ACQUISITIONS

2015 Acquisition

On January 1, 2015, the Company completed the acquisition of certain assets and the assumption of certain liabilities of Moseo Corporation, a Washington corporation (“Moseo”), for $3.6 million in cash and $2.3 million in contingent consideration liability. The financial results of the acquired business are immaterial to the Company’s net assets and results of operations. The acquisition was accounted for as a purchase and included in the Company’s consolidated results from the acquisition date. The Company recorded $1.2 million in goodwill and $4.6 million in intangible assets related to the acquisition, consisting of $2.3 million for internet domain name and $2.4 million in customer relationships. The Company has not finalized the purchase accounting for this acquisition.

2014 Acquisitions

Acquisition of Caring, Inc.

On May 1, 2014, the Company completed the acquisition of Caring, Inc., a Delaware corporation (“Caring”), through the merger of a wholly owned subsidiary of Bankrate with and into Caring, with Caring continuing as the surviving corporation (the “Merger”). Caring was a privately held company and the owner of Caring.com, a leading senior care resource for those seeking information and support as they care for aging family members and loved ones. As a result of the Merger, Caring became a wholly owned subsidiary of Bankrate. This acquisition was made to complement our online publishing business and to enter a new product vertical. The results of operations of Caring are included in the Company’s consolidated results from the acquisition date. The acquisition is accounted for as a business combination.

The Company paid $53.7 million, net of cash acquired, and $4.3 million was placed in escrow to satisfy certain indemnification obligations of Caring’s shareholders. As of March 31, 2015, no escrow payments have been made.

We recorded approximately $23.0 million in goodwill, which reflects the adjustments necessary to allocate the purchase price to the fair value of the assets acquired and the liabilities assumed. We expect goodwill will not be deductible for income tax purposes. Approximately $29.5 million was recorded as intangible assets consisting of an Internet domain name for $14.6 million, customer relationships for $9.9 million, and developed technology for $5.0 million.

BANKRATE, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

The following table presents the December 31, 2014 preliminary estimated fair value of assets acquired and liabilities assumed at the acquisition date:

Acquisition Date
(In thousands)	Estimated Fair Value
Current assets, net of cash acquired	$1,490
Property and equipment, net	76
Intangible assets	29,500
Goodwill	22,998
Deferred tax asset	12,994
Other noncurrent assets	76
Current liabilities	(2,174)
Deferred tax liability	(11,269)
Other noncurrent liabilities	(6)
Purchase price	$53,685

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

Acquisition of Wallaby Financial, Inc.

On December 1, 2014, the Company completed the acquisition of Wallaby Financial, Inc., a Delaware corporation (“Wallaby”), for $10.0 million. The financial results of Wallaby are immaterial to the Company’s net assets and results of operations. The acquisition was accounted for as a purchase and included in the Company’s consolidated results from the acquisition date. The Company recorded $6.1 million in goodwill and $3.9 million in intangible assets with estimated weighted average useful lives of 5 years, related to the acquisition, consisting of $3.6 million of developed technology and $250,000 of trademarks. We expect goodwill will not be deductible for income tax purposes. The Company has not yet finalized the purchase accounting of the acquisition.

NOTE 12 – DISCONTINUED OPERATIONS

During 2014, the Company announced that it had commenced the process of divesting its operations in China. This component is classified as discontinued operations in the condensed consolidated financial statements for all periods presented. In addition, the assets and liabilities associated with the discontinued operations are classified as assets held for sale and liabilities subject to sale in the condensed consolidated balance sheets.

The following table presents the carrying amounts of major classes of assets and liabilities of the discontinued operations that are presented as assets held for sale and liabilities subject to sale on the Condensed Consolidated Balance Sheet:

	(Unaudited)
	March 31,	December 31,
	2015	2014
Cash and cash equivalents	$414	$326
Accounts receivable, net	356	479
Prepaid expenses and other current assets	144	177
Total current assets	914	982
Furniture, fixtures and equipment, net	586	635
Intangible assets, net	11	10
Other assets	53	-
Total assets classified as held for sale	$1,564	$1,627

Accounts payable	16	5
Accrued expenses	236	442
Deferred revenue and customer deposits	141	194
Other current liabilities	15	433
Total current liabilities	408	1,074
Total liabilities classified as subject to sale	$408	$1,074

The following table presents the major classes of line items constituting pretax loss of discontinued operations to the after-tax loss of discontinued operations that are presented in the Condensed Consolidated Statement of Comprehensive Income:

	Three months ended
	March 31,	March 31,
	2015	2014
Revenue	$216	$200
Cost of revenue (excludes depreciation and amortization)	(96)	(167)
Sales and marketing	(130)	(130)
Product development and technology	(40)	(86)
General and administrative	(178)	(189)
Depreciation and amortization	(96)	(73)
Interest income and other	-	(1)
Net loss from discontinued operations	$(324)	$(446)

NOTE 13 – SUBSEQUENT EVENTS

On April 1, 2015, the Company announced the acquisition of Detroit-based Quizzle.com, a leading national free credit report and monitoring site which provides users with free credit scores and credit reports, as well as credit monitoring and identity protection.

On May 11, 2015, as required under the terms of the Company’s Senior Notes Indenture, as supplemented by the Third Supplemental Indenture thereto, the Company made a $374,000 consent payment to certain holders of its Senior Notes due to the delay in providing timely financial statements.

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

Introduction

Our Company

We are a leading publisher, aggregator and distributor of personal finance content on the Internet. We provide consumers with proprietary, fully researched, comprehensive, independent and objective personal finance editorial content across multiple vertical categories including mortgages, deposits, insurance, credit cards, senior care and other personal finance categories.

Our sources of revenue include display advertising, performance-based advertising, lead generation, distribution arrangements and traditional media avenues, such as syndication of editorial content and subscriptions.

Primarily through our Bankrate.com brand we provide consumer inquiries to advertisers that are listed in our mortgage and deposit rate tables and that hyperlink their listings or provide a phone number. Under this arrangement, advertisers pay Bankrate a specific, pre-determined amount each time a consumer clicks on that advertiser's hyperlink or calls the phone number. All clicks and calls are screened for fraudulent characteristics in accordance with Interactive Advertising Bureau advertising standards by an independent third party vendor and then charged to the customer’s account.

Primarily through our CreditCards.com brand, other owned and operated sites, and through our affiliate networks, we provide consumer inquiries to credit card issuers and principally record sales after the credit card issuers approve the consumer’s credit application.

Through our insuranceQuotes.com brand, we sell inquiries in the form of leads, clicks and calls to insurance agents and insurance carriers. We generate revenue on a per inquiry basis based on the actual number of matches per inquiry.

We provide a variety of digital display advertising formats. Our most common digital display advertisement sizes are leader boards and banners, which are prominently displayed at the top, bottom or side rails of a page. We charge for these advertisements typically based on the number of times the advertisement is displayed or based on a fixed amount for a campaign. Advertising rates may vary depending upon the product areas targeted, geo-targeting, the quantity of advertisements purchased by an advertiser, and the length of time an advertiser runs an advertisement on our Online Network. We sell to advertisers targeting a specific audience in a city or state and also to national advertisers targeting the entire country.

We also derive revenue through the sale of print advertisements and the distribution (or syndication) of our editorial content.

We operate the following business segments:

•

Banking – we offer information on rates for various types of mortgages, home lending and refinancing options, specific to geographic location and covering all 50 states; rate information on various deposit products such as money markets, savings and certificates of deposits; and information on retirement, taxes and debt management. This segment also provides original articles on topics related to the housing market and loan refinancing; provides online analytic tools to calculate investment values; and provides content on topics such as 401(k) planning, Social Security, tax deductions and exemptions, auto loans, debt consolidation and credit risk.

•

Credit Cards – we present visitors with a comprehensive selection of consumer and business credit and prepaid cards, providing detailed information and comparison capabilities, and host news and advice on personal finance, credit card and bank policies, as well as tools and calculators to estimate credit scores and card benefits.

•

Insurance – in conjunction with local agents and insurance carriers, we facilitate a consumer’s ability to receive multiple competitive insurance quotes, and provides advice and detailed descriptions of insurance terms, and articles on topical subjects.

•

Other – includes the results of operations of Caring.com and aggregated smaller, dissimilar operating units, the results of our investments, unallocated corporate overhead and the elimination of transactions between segments.

Developments

We continue to grow the Company partially through acquisitions. In particular, during 2015 we acquired a business in the senior care market which complements our offerings through Caring and enhances our senior care business. During 2014, we acquired Caring, which complements our financial services offerings with editorial content on senior care and professionally trained senior living advisors and provided us access to the fast growing senior care market.

Acquisitions Year 2015

On January 1, 2015, the Company completed the acquisition of certain assets and the assumption of certain liabilities of Moseo Corporation, a Washington corporation (“Moseo”), for $3.6 million in cash and $2.3 million in contingent consideration liability. The financial results of the acquired business are immaterial to the Company’s net assets and results of operations. The acquisition was accounted for as a purchase and included in the Company’s consolidated results from the acquisition date. The Company recorded $1.2 million in goodwill and $4.6 million in intangible assets related to the acquisition, consisting of $2.3 million for internet domain name and $2.4 million in customer relationships. The Company has not finalized the purchase accounting for this acquisition.

Certain Trends Influencing Our Business

Our business benefits from the secular shift toward consumer use of the Internet to research and shop for personal finance products coupled with increased consumer interest in comparison shopping for such products, and the related shift in advertiser demand from offline to online and targeting of in-market consumers. Our ability to benefit from these trends depends on the strength of our position in the personal finance services markets driven by our brands, proprietary and aggregated content, breadth and depth of personal finance products, distribution, position in algorithmic search results and monetization capabilities. The key drivers of our business include the number of in market consumers visiting our Online Network, including the number of page views they generate, the availability of financial products and the demand of our Online Network advertisers, each of which are correlated to general macroeconomic conditions in the United States. We believe that increases in housing activity and general consumer financial activity and fluctuations in interest rates positively impact these drivers while decreases in these areas, or a deterioration in macroeconomic conditions, could have a negative impact on these drivers.

Key Initiatives

We are focused on the following key initiatives to drive our business:

•	increasing visitor traffic to our Online Network;
•	traffic optimization and monetization for both desktop and mobile;
•	developing tools and content that result in repeat visits and ongoing engagement by the consumers on our site;
•	optimizing the revenue of our cost-per-thousand-impressions, cost-per-click, cost-per-call and cost-per-approval models on our Online Network;
•	revenue optimization associated with updated site designs and functionality;
•	enhancing search engine marketing and keyword buying to cost effectively drive targeted impressions into our Online Network;
•	expanding our co-brand and affiliate footprint;
•	broadening the breadth and depth of the personal finance content and products that we offer on our Online Network;
•	increasing the percentage of visitor traffic from owned and operated sites;
•	further developing our mobile applications and optimizing the consumer experience across all modes of accessing our Online Network;
•	containing our costs and expenses; and
•	continuing to integrate our acquisitions to maximize synergies and efficiencies.

Revenue

We generate revenue in each of our verticals by connecting consumers with our advertisers. The amount of advertising we sell is a function of the traffic to our owned and operated properties as well as to our partners’ websites and mobile applications and our ability to effectively to match these consumers with relevant advertisers.

Banking Revenue

In our banking segment we primarily generate revenue through consumer inquiries upon delivery of qualified and reported click-throughs to our advertisers from hyperlinks in tables listing rates for deposits, mortgages or other loan products, or qualified phone calls. Consumers are presented these rate table listings on our owned and operated websites and mobile applications as well as on partner websites and mobile applications. These advertisers pay us a designated transaction fee for each click-through or phone call, which occurs when a user clicks on any of their advertisement listings or makes a phone call to the advertiser. Each phone call or click-through on an advertisement listing represents a completed transaction once it passes our validation filtering process. We also sell display advertisements on our Online Network consisting primarily of leaderboards, banners, badges, islands, posters, and skyscraper advertisements. We typically charge for these advertisements based on the number of times the advertisement is displayed.

Credit Card Revenue

In the credit card segment we generate revenue through consumer inquiries by delivery of click-throughs, from hyperlinks in credit card listings, or qualified phone calls to our advertisers’ application forms. Consumers are presented these credit card offers on our owned and operated websites and mobile applications as well as on affiliates’ websites and mobile applications. Our advertisers pay us a designated transaction fee for either completed and approved applications or completed applications resulting from those click-throughs or phone calls.

Insurance Revenue

In our insurance segment we generate revenue through consumer inquiries by connecting consumers that visit our owned and operated properties or our partners’ websites and mobile applications, to our insurance partners’ agents and carriers, either in the form of a click, a call or a lead. Each time a consumer fills out a form, we try to match the consumer to agents and carrier partners who will strive to provide the consumer with a quote and sell them a bound insurance policy. We get paid each time we submit a valid consumer inquiry to those agents and carriers. In addition, we present hyperlinks to insurance carriers and agency websites to consumers on our owned and operated websites and our partners’ websites and mobile applications and get paid each time a consumer clicks through to a carrier or agency, based on the ultimate customer acquisition cost of our advertiser. We also connect customers that call our call center or that we call on behalf of agents and carriers to our advertisers’ call centers and get paid for connected calls of a specified minimum duration.

From time to time we acquire completed consumer data forms from affiliates and distribute them to our agent and carrier advertisers and get paid per valid submitted form.

Senior Care Revenue

Senior care revenue is included in the Other segment. We mainly generate revenue through move-ins to facilities that result from qualified consumer inquiries that are generated on our sites and are qualified in our call centers. In addition, we generate some revenue on a subscription basis, whereby senior care facilities pay us for inclusion in our listing regardless of move-ins to the facility.

Cost of Revenue (excludes depreciation and amortization)

Cost of revenue represents expenses directly associated with the creation of revenue and costs of fulfilling services. These costs include contractual revenue sharing obligations resulting from our distribution arrangements ("distribution payments"), cost of traffic acquisition (primarily search engine marketing expense), display advertising expense and direct response television advertising expense, salaries, editorial costs, market analysis and research costs, credit card processing fees, and allocated overhead. Distribution payments are made to website operators for visitors directed to our Online Network as well as to affiliates for insurance leads which we monetize through our distribution network as well as credit card offer clicks that are generated on our affiliated websites and monetized through our issuer network. These costs generally increase proportionately with revenue from our Online Network and distribution platforms. Editorial costs relate to writers and editors who create original content for our online publications and associates who build web pages. These costs have increased as we have added online publications and co-branded versions of our websites under distribution arrangements. Research costs include expenses related to gathering data on banking and credit products and consist primarily of compensation and benefits along with allocated overhead.

We are also involved in revenue sharing arrangements with our online partners where the consumer uses co-branded websites to which we provide web services. Revenue is effectively allocated to each partner based on the revenue earned from each website. The allocated revenue is shared according to distribution agreements.

Operating Expenses

Sales and Marketing

Sales and marketing costs represent direct selling expenses, principally for online advertising, expenses associated with expanding brand awareness of our products and services to consumers and include print and Internet advertising, marketing and promotion costs including email marketing and telephone marketing, and include compensation and benefits, sales commissions, allocated overhead, and stock-based compensation expense.

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

Acquisition, Offering and Related Expenses

Acquisition, offering and related expenses represent direct expenses related to our acquisitions and offering and fees associated with our various offerings (e.g., the March 2014 secondary offering).

Changes in the Fair Value of Contingent Acquisition Consideration

Changes in fair value of contingent acquisition consideration primarily consists of adjustments to the fair value of contingent acquisition consideration due to the passage of time, or changes to the underlying assumptions.

Depreciation and Amortization

Depreciation and amortization expense includes the cost of capital asset acquisitions spread over their expected useful lives on a straight-line basis. Leasehold improvements are depreciated over the underlying lease term, not to exceed twenty years. The depreciation periods are as follows:

Estimated Useful Life
Furniture and fixtures	5-7 years
Computers and hardware	3-5 years
Equipment	3 years L
Leasehold improvements	≤ 20 years

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

Income Tax Expense (Benefit)

Income tax expense (benefit) consists of federal and state income taxes in the United States and taxes in certain foreign jurisdictions.

Critical Accounting Policies

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenue and expenses during the period. We base our judgments, estimates and assumptions on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. There have been no significant changes in our critical accounting policies or estimates during the three months ended March 31, 2015 as compared to the critical accounting policies and estimates disclosed in management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K dated June 17, 2015 and filed with the SEC, except as updated in Note 1 in Notes to the Condensed Consolidated Financial Statements.

Recent Accounting Pronouncements

See Note 1 in Notes to Condensed Consolidated Financial Statements.

Results of Operations

The following is our analysis of the results of operations for the periods covered by our interim condensed consolidated financial statements. This analysis should be read in conjunction with our annual financial statements, including the related notes to the annual financial statements included within our Annual Report dated June 17, 2015 and filed with the SEC on Form 10-K.

Our chief operating decision maker manages, assesses performance and allocates resources based upon separate financial information from our operating segments (see Note 5 to our Condensed Consolidated Financial Statements for further information). In identifying our reportable segments, we also considered the nature of the services provided by our operating segments and other relevant factors. We aggregate certain of our operating segments into our reportable segments.

Management evaluates the operating results of each of our operating segments based upon revenue and “Adjusted EBITDA”, which we define as income from continuing operations before depreciation and amortization, interest, income taxes, changes in fair value of contingent acquisition consideration, stock-based compensation, and other non-recurring items such as loss on extinguishment of debt, legal settlements, acquisition, offering and related expenses, restructuring charges and costs related to unusual regulatory actions, the Internal Review, the restatement of our financial statements and related litigation. Our presentation of Adjusted EBITDA, a non-GAAP measure, may not be comparable to similarly-titled measures used by other companies.

The following table displays our results for the respective periods expressed as a percentage of total revenue.

	Three months ended
	March 31,	March 31,
Statement of Operations Data:	2015	2014
Revenue	100%	100%

Costs and expenses:
Cost of revenue (excludes depreciation and amortization)	56%	58%
Sales and marketing	4%	4%
Product development and technology	6%	5%
General and administrative	13%	9%
Acquisition, offering and related expenses	0%	2%
Changes in fair value of contingent acquisition consideration	0%	1%
Depreciation and amortization	11%	10%
Total costs and expenses	90%	89%
Income from operations	10%	11%

Interest and other expenses, net	4%	4%

Income before taxes	6%	7%
Income tax expense	3%	4%
Net income from continuing operations	3%	3%
Net loss from discontinued operations, net of income taxes	0%	0%
Net income	3%	3%

Three months ended March 31, 2015 Compared to Three months ended March 31, 2014

Revenue

Total revenue was $141.5 million and $136.3 million for the three months ended March 31, 2015 and 2014, respectively, representing an increase of $5.2 million or 3.9%. Within the Banking segment, total revenue of $28.2 million for the three months ended March 31, 2015 was 13.2% lower as compared to 2014. Revenues from our Credit Cards segment increased 7.5% to $56.8 million for the three months ended 2015 compared to 2014. Insurance segment revenues were relatively flat at $52.5 million for the three months ended March 31, 2015. Revenues in Other, which includes Senior Care as well as intercompany eliminations, were $4.1 million for the three months ended March 31, 2015.

Cost of Revenue (excludes depreciation and amortization)

Cost of revenue for the three months ended March 31, 2015 of $78.7 million was $241,000 higher than the same period in 2014. The increase was primarily attributed to higher distribution payments to our online partners of $1.2 million, higher employee compensation expense of $1.3 million, higher stock compensation expense of $257,000, higher outside labor expense of $100,000 and other miscellaneous expenses partially offset by lower paid marketing expense of $2.3 million.

Operating Expense

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2015 of $6.1 million were $50,000 higher than the same period in 2014. The increase was primarily due to higher stock compensation expense of $465,000, partially offset by lower employee costs and insurance agent promotional expense.

Product Development and Technology

Product development and technology costs for the three months ended March 31, 2015 of $8.2 million were approximately $1.3 million higher than the comparable period in 2014, primarily due to $768,000 of higher employee compensation expense, $596,000 of higher stock compensation expense, $222,000 in higher spend on analytics tools, higher other expenses of $127,000 and higher technology expenses of $126,000, partially offset by a decrease of $272,000 of employee incentive expense and $234,000 of outside labor costs.

General and Administrative

General and administrative expenses for the three months ended March 31, 2015 of $18.1 million were $5.5 million higher than the same period in 2014 due primarily to $3.5 million in higher expenses related to the SEC investigation and financial audit, $1.1 million of higher employee compensation expense, and $575,000 of higher stock compensation expense.

Acquisition, Offering and Related Expenses

Acquisition, offering and related expenses for the three months ended  March 31, 2015  was $263,000 as compared to $2.4 million for the same period in 2014. The acquisition, offering, and related expenses for the three months ended  March 31, 2014 were primarily related to costs associated with various acquisitions.

Changes in Fair Value of Contingent Acquisition Consideration

Changes in fair value of contingent acquisition consideration for the three months ended March 31, 2015 was a decrease of $240,000 and primarily consisted of a decrease in fair value due to a change in estimate of $946,000, partially offset by an increase of $706,000 due to the passage of time.

Changes in fair value of contingent acquisition consideration for the three months ended March 31, 2014 was an increase of $1.4 million and consisted of increases to the fair value due to the passage of time of $900,000 and increases to fair value due to a change in estimate of $500,000.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2015 of  $15.7 million was $1.8 million higher than the same period in 2014 primarily as a result of amortization expense in connection with the acquisition of Caring, Wallaby, and Moseo  and higher depreciation expense associated with internal capitalized software as compared to 2014.

Interest and Other Expenses, net

Interest and other expenses, net for the three months ended March 31, 2015 primarily consists of expenses associated with our Senior Notes, partially offset by other income and de minimis interest earned on cash and cash equivalents. Interest and other expenses, net for the three months ended March 31, 2015 was $5.3 million, which primarily consisted of $4.7 million for the Senior Notes and $600,000 for the amortization of deferred financing costs and original issue discounts on the Senior Notes and the Credit Agreement. This amount was partially offset by de minimis interest and other income.

Interest and other expenses, net for the three months ended March 31, 2014 primarily consisted of expenses associated with long term debt, partially offset by other income and de minimis interest earned on cash equivalents. Interest and other expenses, net for the three months ended March 31, 2014 was $5.2 million, which primarily consisted of $4.7 million for the Senior Notes and $500,000 for the amortization of deferred financing notes and original issue discount related to the Senior Notes and the Credit Agreement.

Income Tax Expense

Our income tax expense for the three months ended March 31, 2015 was $4.1 million compared to our income tax expense of $4.9 million for three months ended March 31, 2014. Our effective tax rate changed to 43.8% during the three months ended March 31, 2015 from 51.8% in the same period in 2014 due to a decrease in tax liability related to stock compensation.

Following is a discussion of the results of each of our reportable segments:

	Revenues		Adjusted EBITDA
	Three months ended		Three months ended
(In thousands)	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Revenue:
Banking	$28,170	$32,465	$10,559	$13,195

Credit Cards	56,774	52,833	26,089	21,465
Insurance	52,531	52,314	8,342	6,690
Other	4,066	(1,337)	(4,569)	(4,487)
Total Company	$141,541	$136,275	40,421	36,863

Less:
Interest and other expenses, net			5,276	5,190
Depreciation and amortization			15,703	13,856
Changes in fair value of contingent acquisition consideration			(240)	1,407
Stock-based compensation expense			5,816	3,923
Acquisition, offering and related expenses			263	2,403
Restatement charges (A)			4,174	678
Impact of purchase accounting			33	-
Income tax expense			4,119	4,874
Net income from continuing operations			$5,277	$4,532

(A) Restatement charges include expenses related to unusual regulatory actions, the Internal Review, and restatement of our financial statements and related litigation.

Banking

Revenue decreased $4.3 million (13.2%) for the quarter ended March 31, 2015 compared with 2014. Of the total revenue decrease, consumer inquiry revenues generated through our rate tables decreased by $1.0 million (5.3%) primarily driven by a change in product mix which resulted in lower average unit pricing. Other revenue decreased by $3.3 million  primarily driven by a decline in sold advertising impressions.

Adjusted EBITDA decreased $2.6 million (20.0%). Expenses included in Adjusted EBITDA decreased $1.7 million from the prior year quarter. Cost of revenue declined by $1.8 million, primarily driven by lower paid marketing and partner revenue share expenses. Sales and marketing expense declined by $0.3 million, mainly attributed to lower employee compensation expense and sales commissions expense.  Product development costs increased by $0.4 million primarily due to higher analytics spend and compensation expense. General and administrative expenses were essentially flat compared to the prior year quarter.

Credit Cards

Revenue increased $3.9 million (7.5%) for the quarter ended March 31, 2015 compared with 2014. Of the total revenue growth, consumer inquiry revenues from our owned and operated sites grew by $5.8 million (19.5%), of which higher yields through the click and call mix was the primary growth driver. Consumer inquiry revenue growth was driven by higher advertising and marketing spend by credit card issuers through our owned and operated sites, however, growth was negatively impacted by lower affiliate revenues, which are at low margins. Other revenue, which is largely comprised of revenue generated through third-party affiliates, was down $1.8 million.

Adjusted EBITDA increased $4.6 million (21.5%). Expenses included in Adjusted EBITDA decreased $0.7 million from the prior year quarter, primarily due to a $1.6 million decrease in cost of revenue, mainly related to lower paid marketing expense and affiliate revenue share payments. Sales and marketing expense was relatively flat. Product development and technology cost increased by $0.1 million primarily due to higher compensation expense. General and administrative expenses were $0.8 million higher, mainly attributed to higher compensation expense.

Insurance

Revenue increased $0.2 million for the quarter ended March 31, 2015 compared with 2014. Of the total revenue growth, consumer inquiry revenues generated through our platform increased by $2.3 million (7.0%), which was primarily driven by volume. The growth in consumer inquiry revenue stems from higher conversion rates and monetization of clicks and calls. Other revenue, which is largely comprised of revenue generated through third-party affiliates, was down $2.1 million.

Adjusted EBITDA increased $1.7 million (24.7%). Expenses included in Adjusted EBITDA decreased $1.4 million from the prior year quarter, cost of revenue decreased by $0.5 million primarily due to lower paid marketing expenses. Sales and marketing expense was $0.6 million lower primarily attributed to lower employee compensation expense and agent promotional spend. Product development and technology cost increased by $0.1 million. General and administrative expenses were $0.2 million lower.

Other

The Other segment includes our Senior Care business along with general corporate expenses and intercompany eliminations. Revenue for the quarter ended March 31, 2015 compared with 2014 increased $5.4 million, while Adjusted EBITDA decreased by $0.1 million. The revenue increase can be attributed to our acquisition of Caring.com in the second quarter 2014. Adjusted EBITDA declined primarily due the Caring.com acquisition.

Liquidity and Capital Resources

(In thousands)	March 31, 2015	December 31, 2014	Change
Cash and cash equivalents	$154,637	$141,725	$12,912
Working capital	$188,393	$176,213	$12,180
Stockholders' equity	$832,759	$823,286	$9,473

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

As of March 31, 2015, we had working capital of $188.4 million and our primary commitments were normal working capital requirements and $2.3 million in accrued interest for the Senior Notes. In addition, we have commitments for potential earn out obligations related to past acquisitions totaling $18.2 million as of March 31, 2015.

As of December 31, 2014, we had working capital of $176.2 million and our primary commitments were normal working capital requirements and $7.0 million in accrued interest for the Senior Notes.

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

Debt Financing

Senior Notes

As of March 31, 2015, we had $300.0 million in Senior Notes outstanding for which interest is accrued daily on the outstanding principal amount at 6.125% and is payable semi-annually, in arrears, on February 15th and August 15th. The Senior Notes are due August 15, 2018. Accrued interest on the Senior Notes as of March 31, 2015 is approximately $2.3 million. Refer to Note 10 in the Notes to Condensed Consolidated Financial Statements for a further description of the Senior Notes.

Revolving Credit Facility

We have a Revolving Credit Facility in an aggregate amount of $70.0 million which matures on May 17, 2018 ("Revolving Credit Facility"). All obligations under the Revolving Credit Facility are guaranteed by the Guarantors and are secured, subject to certain exceptions, by first priority liens and security interests in the assets of the Company and the Guarantors.

As of March 31, 2015, we had no amount outstanding under the Revolving Credit Facility and we were in compliance with all required covenants.

Operating Activities

During the three months ended March 31, 2015, operating activities from continuing operations provided cash  of $24.5 million compared to $2.6 million used during the three months ended March 31, 2014. This increase is mainly due to a  tax refund of $10.7 million during the three months ended March 31, 2015 compared to taxes paid of $2.3 million in three months ended March 31, 2014, an increase in net income excluding non-cash charges (primarily depreciation and amortization, stock-based compensation and changes in fair value of contingent acquisition consideration) of $2.5 million and an increase due to changes in operating assets and liabilities of $24.6 million.

Investing Activities

For the three months ended March 31, 2015, cash used in investing activities  of continuing operations was $6.5 million and primarily consisted of business acquisitions of $3.6 million and purchases of furniture, fixtures, equipment and capitalized website development costs of $2.9 million.

For the three months ended March 31, 2014, cash used in investing activities of continuing operations was $1.9 million for purchases of furniture, fixtures, equipment and capitalized website development costs.

Financing Activities

For the three months ended March 31, 2015,  cash used in financing activities of continuing operations was $5.1 million due to $3.9 million of payments of contingent acquisition consideration and repurchase of Company’s stock of $1.2 million.

For the three months ended March 31, 2014,  cash provided by financing activities from continuing operations was $18.0 million primarily from the exercise of stock options of $22.8 million partially offset by payment of contingent acquisition consideration of $4.3 million and repurchase of Company’s stock of $451,000.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The primary objective of our investment strategy is to preserve principal while maximizing the income we receive from investments without significantly increasing risk. To minimize this risk, to date we have maintained our portfolio of cash equivalents in short-term and overnight investments that are not subject to market risk, as the interest paid on such investments fluctuates with the prevailing interest rates. As of March 31, 2015, all of our cash equivalents mature in less than three months.

None of our outstanding debt as of March 31, 2015 was subject to variable interest rates as we did not have an outstanding balance for borrowed money under our Revolving Credit Facility as of March 31, 2015. Interest under the Revolving Credit Facility accrues at variable rates based, at our option, on the alternate base rate (as defined in the Revolving Credit Facility) plus a margin of 3.0% or at the adjusted LIBO rate (as defined in the Revolving Credit Facility) plus a margin of 2.0%. Our fixed interest rate debt includes $300 million of the Senior Notes in the aggregate principal amount.

Exchange Rate Sensitivity

Our exposure to exchange rate risk is primarily that of a net receiver of currencies other than the U.S. dollar. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, will negatively affect the Company's revenue and gross margins as expressed in U.S. dollars. Additionally, we have not engaged in any derivative or hedging transactions to date.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act, as amended (the “Exchange Act”), management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2015 and determined that the disclosure controls and procedures were not effective at a reasonable assurance level as of that date. Management based its conclusion on the fact that the material weakness in the operating effectiveness of our internal control over financial reporting that existed at December 31, 2014, as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on June 17, 2015 (the “2014 Annual Report”), had not been remediated at March 31, 2015, as the Company was still in the process of fully implementing or testing the effectiveness of various remediation measures. For a description of the material weakness, see Part II, Item 9A in the 2014 Annual Report.

Management has taken and is taking steps, as described below under “Remediation Plan,” to remediate the material weakness in the operating effectiveness of our internal control over financial reporting. We believe that, as a result of management’s in-depth review of its accounting processes, and the additional procedures management has implemented, there are no material inaccuracies or omissions of material fact in this Form 10-Q and, to the best of our knowledge, we believe that the consolidated financial statements in this Form 10-Q, fairly present in all material respects our financial condition, results of operations and cash flows in conformity with GAAP.

Remediation Plan

We and our Board treat the control and integrity of our financial statements with the utmost priority. Management is committed to the planning and implementation of remediation efforts to address control deficiencies and any other identified areas of risk. These remediation efforts, which are either implemented or in process, are intended to both address the identified material weakness and to enhance our overall financial control environment. In particular:

•	we replaced our CFO, and certain other persons formerly involved in our financial reporting function have resigned or are no longer in that function.
•	we appointed a new Interim Corporate Controller, a VP/Director of Taxation, a Vice President of Finance at an operating subsidiary and an Interim Director of External Reporting.
•	we will appoint a Director of Internal Audit and, as needed, additional experienced Certified Public Accountants in the corporate office.
•

our Audit Committee conducted an intensive review, with the assistance of its own independent counsel and independent forensic accountants, of journal entries, vendor invoices, e-mail, and other documents relating to areas in which errors, irregularities or control deficiencies might exist.

•	we have initiated efforts to restructure accounting processes, centralize certain accounting functions, and revise organizational structures to enhance accurate accounting and appropriate reporting.
•

we have initiated efforts to strengthen interim and annual financial review controls to function with a sufficient level of precision to detect and correct accounting errors on a timely basis, strengthen the internal operating unit certification process, and establish a Disclosure Committee with formalized processes to support the integrity of external financial reporting.

•	we appointed two new independent directors.
•

we will further develop our programs to provide ongoing communications and training to employees across the entire organization regarding the importance of integrity and accountability and our whistleblower program.

• • • • • • • •

We are committed to maintaining a strong internal control environment, and we believe the measures described above will strengthen our internal control over financial reporting and remediate the material weakness we have identified. In addition, for a reasonable period of time following the date of this report, the independent counsel and independent forensic accountants advising the Audit Committee will conduct periodic separate evaluations of our internal control environment. Although meaningful progress has been made in our remediation efforts, we will continue to devote significant time and attention to these remedial efforts, and expect to complete the required remedial actions during 2015. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to strengthen controls or to modify the remediation plan described above, which may require additional implementation time.

Changes in Internal Control over Financial Reporting

Other than the changes described above under “Remediation Plan” that occurred during the quarter ended March 31, 2015, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The information with respect to legal proceedings is incorporated by reference from Note 9 of our Condensed Consolidated Financial Statements included herein.

Item 1A.  Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in “Risk Factors” included within our Annual Report on Form 10-K for the year ended December 31, 2014. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There has been no material changes in our risk factors from those disclosed in our Annual Report referred to above.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Default Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not Applicable

Item 5.    Other Information

Annual Meeting of Stockholders

Our 2015 Annual Meeting of Stockholders will be held on Monday, August 10, 2015 commencing at 1:00 p.m., local time, at the Marriott Singer Island, 3800 North Ocean Drive, Singer Island, Florida 33404. The Board of Directors has fixed the close of business on June 18, 2015 as the record date for the determination of stockholders entitled to notice of, and to vote at, the 2015 Annual Meeting.

In accordance with Rules 14a-5(f) and 14a-8(e)(2) under the Securities Exchange Act of 1934, as amended, we will consider stockholder proposals submitted in connection with our 2015 Annual Meeting to have been submitted in a timely fashion if such proposals are received by us at 477 Madison Avenue, Suite 430 New York, NY 10022, Attention: Corporate Secretary, no later than June 27, 2015. Under applicable SEC rules, we are not required to include stockholder proposals in our proxy materials unless certain other conditions specified in such rules are also met.

We expect to mail our Notice of Internet Availability of Proxy Materials and Notice of the 2015 Annual Meeting on or about July 1, 2015, at which date our Proxy Statement and Annual Report will be available on an Internet site to be designated in the Notice of Internet Availability of Proxy Materials. Stockholders will also be given instructions on how to elect to receive printed proxy materials by mail.

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

     Bankrate, Inc.

Date: June 17, 2015	By:	/s/ Steven D.Barnhart
Steven D. Barnhart
Senior Vice President, Chief Financial Officer (Mr. Barnhart is the Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant)