Form 10-K/A
period 2014-12-31
Bankrate, Inc.
filed 2015-06-19
CIK 1518222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File No. 1-35206

(Exact name of registrant as specified in its charter)

Delaware	65-0423422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
477 Madison Avenue, Suite 430 New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (917) 368-8600

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☑

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,068,750,481 (based on a closing price of $17.54 per share for the registrant’s common stock on the New York Stock Exchange on June 30, 2014).

The number of outstanding shares of the issuer’s common stock as of May 29, 2015 was as follows: 103,884,733 shares of Common Stock, $0.01 par value.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report of Bankrate, Inc. on Form 10-K for the year ended December 31, 2014 is to correct a technical error on the signature page.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

Documents Filed as Part of This Report:

(3)Exhibits.

The exhibits to this report are listed below.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York.

Bankrate, Inc.

Date: June 19, 2015	By:	/s/ Steven D. Barnhart
Steven D. Barnhart
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated below.

Signature	Title	Date
/s/ Kenneth S. Esterow Kenneth S. Esterow	President, Chief Executive Officer and Director (Principal Executive Officer)	June 19, 2015
/s/ Steven D. Barnhart Steven D. Barnhart	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	June 19, 2015
/s/ Janet M. Gunzburg Janet M. Gunzburg	Interim Corporate Controller (Principal Accounting Officer)	June 19, 2015
* Peter C. Morse	Chairman of the Board and Director	June 19, 2015
* Seth Brody	Director	June 19, 2015
* Michael J. Kelly	Director	June 19, 2015
* Sree Kotay	Director	June 19, 2015
* Bruce Nelson	Director	June 19, 2015
* Christine Petersen	Director	June 19, 2015
* Richard J. Pinola	Director	June 19, 2015
* Christian Stahl	Director	June 19, 2015
* Mitch Truwit	Director	June 19, 2015
/s/ Steven D. Barnhart *Steven D. Barnhart Attorney-in-fact

Exhibits

Exhibit Number	Description
24.1	Power of Attorney (incorporated by reference to Exhibit 24.1 of the Company’s Form 10-K filed on June 18, 2015)
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002