Form 10-Q
period 2015-06-30
Bankrate, Inc.
filed 2015-08-07
CIK 1518222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File No. 1-35206

(Exact name of registrant as specified in its charter)

Delaware	65-0423422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

477 Madison Avenue, Suite 430 New York, NY	10022
(Address of principal executive offices)	(Zip Code)

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

The number of outstanding shares of the issuer’s common stock as of July 31, 2015  was as follows: 103,944,095  shares of Common Stock, $.01 par value.

Bankrate, Inc. and Subsidiaries

Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2015

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

Important factors that could cause actual results to differ materially from our expectations, which we refer to as cautionary statements, are discussed in detail in Part I, Item 1A. “Risk Factors” in our annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC” or “Commission”) on June 18, 2015. All forward-looking information in this quarterly report and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include without limitation:

•

the timing and outcome of, including potential expense associated with, the SEC and the United States Department of Justice (“DOJ”) investigations including our ability to enter into a settlement with the SEC on terms consistent with those described herein;

•	the potential impact on our business and stock price of any announcements regarding the restatement, the SEC's investigation or the DOJ's investigation;
•	the material weakness in our internal controls over financial reporting and our ability to rectify this issue completely and promptly;
•	risks relating to the defense or litigation of lawsuits, including the putative class action lawsuit currently pending and described herein, and regulatory proceedings;
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

•	the rate of conversion of consumers’ visits to our websites or mobile applications into senior care referrals and the rate at which those referrals result in move-ins with our senior care customers;
•	changes in application approval rates by our credit card issuer customers;
•	increased competition and its effect on our website traffic, advertising rates, margins, and market share;
•	our dependence on internet search engines to attract a significant portion of the visitors to our websites;
•	our dependence on traffic from our partners to produce a significant portion of the company’s revenue;
•	shift of visitors from desktop to mobile and mobile app environments;
•	the number of consumers seeking information about the financial and senior care products we have on our websites or mobile applications;
•	interest rate volatility;
•	technological changes and our ability to adapt to new or evolving technologies that affect our business environment or operations;
•	our ability to anticipate and manage cybersecurity risk and data security risk and to mitigate or resolve issues that may arise;
•	the effects of any security breach, data breach or any cyberattack on our systems, websites or mobile applications;
•	our ability to manage traffic on our websites or mobile applications, and service interruptions;

•	our ability to maintain and develop our brands and content;
•	the fluctuations of our results of operations from period to period;
•	our indebtedness and the effect such indebtedness may have on our business;
•	our need and our ability to obtain additional debt or equity financing;
•	our ability to integrate the operations and realize the expected benefits of businesses that we have acquired and may acquire in the future;
•	the effect of unexpected liabilities we assume from our acquisitions;
•	the effect of programmatic advertising platforms on display revenue;
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
•

the effect of our operations in the United Kingdom and possible expansion to other international markets, in which we may have limited experience, and our ability to successfully execute on our business strategies in international markets;

•	our ability to sell our operation in China in excess of its book value;
•	the willingness of consumers to accept the Internet and our Online Network as a medium for obtaining financial product information;
•	the strength of the U.S. economy in general and the financial services industry in particular;
•	changes in monetary and fiscal policies of the U.S. government;
•	changes in consumer spending and saving habits;
•	review of our business and operations by regulatory authorities;
•	changes in the legal and regulatory environment;
•	changes in accounting principles, policies, practices or guidelines;
•	risks relating to the ongoing reviews of our business and operations by regulatory authorities; and
•	our ability to manage the risks involved in the foregoing.

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

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

Bankrate, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	(Unaudited)
	June 30,	December 31,
	2015	2014
Assets
Cash and cash equivalents	$138,517	$141,725
Accounts receivable, net of allowance for doubtful accounts of
$364 and $419, respectively	87,306	70,865
Deferred income taxes	6,407	6,407
Prepaid expenses and other current assets	16,411	35,652
Assets held for sale	1,439	1,627
Total current assets	250,080	256,276
Furniture, fixtures and equipment, net of accumulated depreciation of
$28,189 and $24,756, respectively	15,832	13,299
Intangible assets, net of accumulated amortization of
$256,439 and $228,667, respectively	329,258	338,988
Goodwill	663,589	641,367
Other assets	14,041	13,499
Total assets	$1,272,800	$1,263,429
Liabilities and Stockholders' Equity
Liabilities
Accounts payable	$12,257	$8,047
Accrued expenses	39,202	46,030
Deferred revenue and customer deposits	4,704	4,303
Accrued interest payable	6,967	6,980
Other current liabilities	11,135	13,629
Liabilities subject to sale	439	1,074
Total current liabilities	74,704	80,063
Deferred income taxes	51,633	51,633
Long term debt, net of unamortized discount	297,900	297,598
Other liabilities	10,427	10,849
Total liabilities	434,664	440,143
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock, par value $.01 per share -
300,000,000 shares authorized
102,844,081 shares and 102,286,646 shares issued
respectively; 98,673,094 shares and 98,296,110 shares outstanding, respectively	1,028	1,023
Additional paid-in capital	916,588	904,740
Accumulated deficit	(18,366)	(23,639)
Less: Treasury stock, at cost - 4,170,987 shares and 3,990,536 shares, respectively	(60,775)	(58,472)
Accumulated other comprehensive loss	(339)	(366)
Total stockholders' equity	838,136	823,286
Total liabilities and stockholders' equity	$1,272,800	$1,263,429

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bankrate, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
Revenue	$132,865	$130,367	$274,406	$266,642

Costs and expenses:
Cost of revenue (excludes depreciation and amortization)	74,671	78,174	153,426	156,682
Sales and marketing	6,292	6,347	12,430	12,434
Product development and technology	9,013	6,979	17,206	13,854
General and administrative	18,536	11,724	36,592	24,266
Legal settlements	3	9,190	3	9,191
Acquisition, offering and related expenses	311	159	574	2,562
Changes in fair value of contingent acquisition consideration	628	743	387	2,150
Depreciation and amortization	15,857	14,590	31,562	28,446
Total costs and expenses	125,311	127,906	252,180	249,585
Income from operations	7,554	2,461	22,226	17,057

Interest and other expenses, net	6,417	5,162	11,693	10,352

Income (loss) before taxes	1,137	(2,701)	10,533	6,705
Income tax expense (benefit)	664	(874)	4,783	4,000
Net income (loss) from continuing operations	473	(1,827)	5,750	2,705
Net loss from discontinued operations, net of income taxes	(153)	(366)	(477)	(812)
Net income (loss)	$320	$(2,193)	$5,273	$1,893

Basic net income (loss) per share:
Continuing operations	$0.00	$(0.02)	$0.06	$0.03
Discontinued operations	-	-	(0.01)	(0.01)
Basic net income (loss) per share	$0.00	$(0.02)	$0.05	$0.02

Diluted net income (loss) per share:
Continuing operations	$0.00	$(0.02)	$0.05	$0.03
Discontinued operations	-	-	-	(0.01)
Diluted net income (loss) per share	$0.00	$(0.02)	$0.05	$0.02

Weighted average common shares outstanding:
Basic	102,705,717	101,894,188	102,578,638	101,389,630
Diluted	105,622,507	101,894,188	105,496,332	103,415,647

Net income (loss)	$320	$(2,193)	$5,273	$1,893
Other comprehensive income, net of tax	138	129	27	154
Comprehensive income	$458	$(2,064)	$5,300	$2,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bankrate, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended
	June 30,	June 30,
	2015	2014
Cash flows from operating activities
Net income from continuing operations	$5,750	$2,705
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	31,562	28,446
Provision for doubtful accounts receivable	267	297
Amortization of deferred financing charges and original issue discount	507	1,080
Stock-based compensation	11,853	8,338
Loss on disposal of assets	44	-
Changes in fair value of contingent acquisition consideration	387	2,150
Change in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(16,629)	(14,211)
Prepaid expenses and other assets	18,417	(20,103)
Accounts payable	4,210	(124)
Accrued expenses	(6,876)	(14,025)
Other liabilities	(5,716)	5,700
Deferred revenue	401	694
Net cash provided by operating activities - continuing operations	44,177	947
Net cash provided by operating activities - discontinued operations	334	114
Net cash provided by operating activities	44,511	1,061

Cash flows from investing activities
Purchases of furniture, fixtures and equipment and capitalized website development costs	(7,283)	(4,251)
Cash used in business acquisitions, net	(30,753)	(54,179)
Net cash used in investing activities - continuing operations	(38,036)	(58,430)
Net cash used in investing activities - discontinued operations	(173)	(159)
Net cash used in investing activities	(38,209)	(58,589)

Cash flows from financing activities
Cash paid for contingent acquisition consideration	(7,169)	(12,683)
Purchase of Company common stock	(2,303)	(6,929)
Proceeds from exercise of stock options, net of costs	-	22,826
Net cash (used in) provided by financing activities - continuing operations	(9,472)	3,214
Net cash provided by financing activities - discontinued operations	-	-
Net cash (used in) provided by financing activities	(9,472)	3,214

Effect of exchange rate on cash and cash equivalents	126	22
Net (decrease) increase in cash	(3,044)	(54,292)
Cash - beginning of period	142,051	230,071
Cash - end of period	139,007	175,779
Less cash of discontinued operations - end of period	490	398
Cash of continuing operations - end of period	$138,517	$175,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The Company

Bankrate, Inc. and its subsidiaries (“Bankrate” or the “Company,” “we,” “us,” “our”) own and operate an Internet-based consumer banking and personal finance network (“Online Network”). Our flagship websites, Bankrate.com,  CreditCards.com,  insuranceQuotes.com and Caring.com are some of the Internet’s leading aggregators of information on more than 300 financial products and services, including mortgages, deposits, credit cards, insurance, senior care and other personal finance categories. Additionally, we provide financial applications and information to a network of distribution partners and through national and state publications.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Bankrate, Inc., and subsidiaries NetQuote Holdings, Inc. (“NetQuote”), NetQuote, Inc., insuranceQuotes, Inc., CreditCards.com, Inc. (“CreditCards”), LinkOffers, Inc., CreditCards.com Limited (United Kingdom), Freedom Marketing Limited (United Kingdom), Caring, Inc., Wallaby Financial, Inc. and Quizzle, LLC after elimination of all intercompany accounts and transactions.

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

•

Insurance – in conjunction with local agents and insurance carriers, we facilitate a consumer’s ability to receive multiple competitive insurance quotes, and provide advice and detailed descriptions of insurance terms, and articles on topical subjects.

•

Other – includes the results of operations of Senior Care and aggregated smaller, dissimilar operating units, the results of our investments, unallocated corporate overhead and the elimination of transactions between segments.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement of our results have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, for any other interim period or for any other future year.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 18, 2015.

Other than as noted below, there have been no significant changes in the Company’s accounting policies from those disclosed in the Company’s 2014 Annual Report on Form 10-K filed with the SEC on June 18, 2015.

Reclassification and Discontinued Operations

Statements and certain amounts presented for the six months ended June 30, 2014 reflect reclassifications made to conform to the presentation in our 2014 Annual Report and our current presentation.

In the second quarter of 2015, we identified a misclassification within shareholders’ equity between common stock, additional paid-in capital and treasury stock for the year ended 2014 and first quarter of 2015 which related to the treatment of restricted share awards. The December 31, 2014 consolidated balance sheet has been modified to reflect the reclassification of common stock, additional paid-in capital and treasury stock. There was no change to total shareholders’ equity as a result of this modification. We believe this misclassification within stockholders’ equity was not material to total stockholders’ equity or to the financial statements taken as a whole.

In 2014, we commenced the process of divesting our operations in China. In accordance with generally accepted accounting principles in United States (“GAAP”), the results of our operations in China are presented as discontinued operations and, as such, have been excluded from continuing operations in the Condensed Consolidated Statements of Comprehensive Income for all periods presented. The assets and liabilities of the operations in China at June 30, 2015 and December 31, 2014 have been classified and segregated as held for sale and subject to sale, respectively, in the Condensed Consolidated Balance Sheets. The cash flows related to the operations in China have been classified and segregated in the Condensed Consolidated Statement of Cash Flows, for all periods presented. See Note 12 – Discontinued Operations for presentation of the results of the discontinued operations in China.

New Accounting Pronouncements

Recently Adopted Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which amends the definition of a discontinued operation and requires entities to provide additional disclosures about disposal transactions that do not meet the discontinued operations criteria. This ASU requires discontinued operations treatment for disposals of a component or group of components of an entity that represent a strategic shift that has or will have a major impact on an entity’s operations or financial results. ASU 2014-08 also expands the scope of FASB Accounting Standards Codification (“ASC”) 205-20, “Discontinued Operations,” to disposals of equity method investments and acquired businesses held for sale. We adopted ASU-2014-08 on January 1, 2015, as required, and it did not have a material impact on our consolidated financial statements.

Recently Issued Pronouncements, Not Adopted as of June 30, 2015

In May 2014, the FASB issued ASU 2014-09: “Revenue from Contracts with Customers.” The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers that supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is not permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. We are evaluating the effect that this amendment will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Allow a Performance Target to Be Achieved After the Requisite Service Period,” which requires that a performance target that could be achieved after the requisite service period be treated as a performance condition that affects the vesting of the award. This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The adoption of this accounting pronouncement is not expected to have a material impact on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and to provide related footnote disclosures in certain circumstances.

This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The adoption of this accounting pronouncement is not expected to have a material impact on our consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, “Income Statement – Extraordinary and Unusual Items.” This guidance eliminates the concept of an extraordinary item, which required that an entity separately classify, present, and disclose extraordinary events and transactions on the income statement, net of tax after earnings from continuing operations and disclose applicable income taxes and earnings per share data applicable to the extraordinary item. This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and may be applied prospectively and retrospectively. We are currently evaluating the impact of this guidance, but at this time do not expect it to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Imputation of Interest – Simplifying the Presentation of Debt Issuance Costs.” This guidance requires that the debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the debt liability, consistent with the presentation of a debt discount. This amendment is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We are currently evaluating the impact of this guidance, but at this time do not expect it to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05 “Intangibles–Goodwill and Other–Internal-Use Software (Subtopic 350-40) – Customers Accounting for Fees Paid in a Cloud Computing Arrangement.” The amendments in this update provide a basis for evaluating whether a cloud computing arrangement includes a software license and clarification of the treatment of fees paid by the customer if that license is to internal-use software, other than internal-use software or not considered a license. This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We are currently evaluating the impact of this amendment, but at the time do not expect it to have a material impact on our consolidated financial statements.

In June 2015, the FASB issued ASU 2015-10, “Technical Corrections and Improvements.” This guidance’s intention is (i) to clarify the Codification for differences between original guidance and the Codification, (ii) correct unintended application of guidance and correct references or (iii) streamline, simplify or make minor improvements to the Codification through minor structural changes to headings or minor editing of text to improve the usefulness and understandability, that are not expected to have a significant effect on current accounting practice. This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We are currently evaluating the impact of this guidance, but at this time do not expect it to have a material impact on our consolidated financial statements

NOTE 2 – GOODWILL AND INTANGIBLE ASSETS

Goodwill activity for the six months ended June 30, 2015 is shown below:

Balance, January 1, 2015	$641,367
Additions due to acquisitions	22,222
Balance, June 30, 2015	$663,589

Intangible assets consist primarily of domain names and URLs, customer relationships, affiliate relationships and developed technologies. Intangible assets are being amortized over their estimated useful lives on both straight-line and accelerated bases.

Intangible assets subject to amortization were as follows as of June 30, 2015:

(In thousands)	Cost	Accumulated Amortization	Net
Trademarks and URLs	$299,508	$(87,804)	$211,704
Customer relationships	224,190	(135,091)	89,099
Affiliate relationships	22,770	(13,069)	9,701
Developed technology	39,229	(20,475)	18,754
	$585,697	$(256,439)	$329,258

Intangible assets subject to amortization were as follows as of December 31, 2014:

(In thousands)	Cost	Accumulated Amortization	Net
Trademarks and URLs	$293,241	$(75,176)	$218,065
Customer relationships	223,906	(122,201)	101,705
Affiliate relationships	22,780	(12,617)	10,163
Developed technology	27,728	(18,673)	9,055
	$567,655	$(228,667)	$338,988

Amortization expense for the three and six months ended June 30, 2015 was $13.9 million and $27.7 million, respectively, and amortization expense for the three and six months ended June 30, 2014 was $12.8 million and $25.0 million, respectively.

Future amortization expense for assets placed into service on or before June 30, 2015 is expected to be:

Amortization
(In thousands)	Expense
Remainder of 2015	$25,462
2016	49,951
2017	47,249
2018	40,339
2019	27,734
Thereafter	138,523
Total expected amortization expense for intangible assets	$329,258

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

The following table presents the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
(In thousands, except share and per share data)	2015	2014	2015	2014
Net income (loss) from continuing operations	$473	$(1,827)	$5,750	$2,705
Net loss from discontinued operations, net of income taxes	(153)	(366)	(477)	(812)
Net income (loss)	$320	$(2,193)	$5,273	$1,893

Weighted average common shares outstanding for basic earnings per share	102,705,717	101,894,188	102,578,638	101,389,630
Additional dilutive shares related to share based awards	2,916,790	-	2,917,694	2,026,017
Weighted average common shares outstanding for diluted earnings per share	105,622,507	101,894,188	105,496,332	103,415,647

Basic net income (loss) per share:
Continuing operations	$0.00	$(0.02)	$0.06	$0.03
Discontinued operations	-	-	(0.01)	(0.01)
Basic net income (loss) per share	$0.00	$(0.02)	$0.05	$0.02

Diluted net income (loss) per share:
Continuing operations	$0.00	$(0.02)	$0.05	$0.03
Discontinued operations	-	-	-	(0.01)
Diluted net income (loss) per share	$0.00	$(0.02)	$0.05	$0.02

For the three months ended June 30, 2015 and 2014, there were 2,723,293 and 2,612,684 stock options, respectively, and for the six months ended June 30, 2015 and 2014 there were 2,723,293 and 586,667 stock options, respectively, which are not included in the calculation of diluted earnings per share because their impact would have been anti-dilutive.

NOTE 4 – STOCKHOLDERS’ EQUITY

The activity in stockholders’ equity for the six months ended June 30, 2015 is shown below:

	Common Stock				Treasury Stock
(In thousands)	Shares	Amount	Additional paid-in capital	Accumulated Deficit	Shares	Amount	Accumulated Other Comprehensive Loss - Foreign Currency Translation	Total Stockholders' Equity

Balance at December 31, 2014	102,287	$1,023	$904,740	$(23,639)	(3,991)	$(58,472)	$(366)	$823,286
Other comprehensive income, net of taxes	-	-	-	-	-	-	27	27
Treasury stock purchased	-	-	-	-	(180)	(2,303)	-	(2,303)
Restricted stock issued, net of cancellations	557	5	(5)	-	-	-	-	-
Performance stock issued, net of cancellations	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	11,853	-	-	-	-	11,853
Net income	-	-	-	5,273	-	-	-	5,273
Balance at June 30, 2015	102,844	$1,028	$916,588	$(18,366)	(4,171)	$(60,775)	$(339)	$838,136

NOTE 5 – SEGMENTS

The reportable segments presented below represent our operating segments for which separate financial information is available and utilized on a regular basis by the chief operating decision maker, the Company’s chief executive officer, to assess performance and allocate resources. Management evaluates the operating results of each of the operating segments based upon revenue and “Adjusted EBITDA”, which we define as income from continuing operations before depreciation and amortization, interest, income taxes, changes in fair value of contingent acquisition consideration, stock-based compensation, and non-recurring items such as loss on extinguishment of debt, legal settlements, acquisition, offering and related expenses, restructuring charges, and costs related to unusual regulatory actions, the financial review process that was used to prepare the restatement (the “Internal Review”), the restatement of our financial statements and related litigation. Our presentation of Adjusted EBITDA, a non-GAAP measure, may not be comparable to similarly-titled measures used by other companies.

	Three months ended June 30,
	2015		2014
(In thousands)	Revenue	Adjusted EBITDA	Revenue	Adjusted EBITDA
Banking	$26,972	$9,202	$29,136	$10,994
Credit Cards	56,054	25,816	55,054	20,511
Insurance	43,902	4,508	45,363	5,479
Other	5,937	(3,750)	814	(4,603)
Total Company	$132,865	35,776	$130,367	32,381

Less:
Interest and other expenses, net (A)		6,417		5,162
Depreciation and amortization		15,857		14,590
Changes in fair value of contingent acquisition consideration		628		743
Stock-based compensation expense		6,037		4,415
Legal settlements		3		9,190
Acquisition, offering and related expenses		311		159
Restatement charges (B)		5,385		603
Impact of purchase accounting		1		220
Income tax expense (benefit)		664		(874)
Net income (loss) from continuing operations		$473		$(1,827)

__________

(A)	2015 includes a $1.2 million charge related to the exit of an office lease.
(B)	Restatement charges include expenses related to unusual regulatory actions, the Internal Review, and restatement of our financial statements and related litigation.

	Six months ended June 30,
	2015		2014
(In thousands)	Revenue	Adjusted EBITDA	Revenue	Adjusted EBITDA
Banking	$55,142	$19,761	$61,600	$24,189
Credit Cards	112,828	51,904	107,886	41,975
Insurance	96,433	12,851	97,677	12,169
Other	10,003	(8,319)	(521)	(9,089)
Total Company	$274,406	76,197	$266,642	69,244

Less:
Interest and other expenses, net (A)		11,693		10,352
Depreciation and amortization		31,562		28,446
Changes in fair value of contingent acquisition consideration		387		2,150
Stock-based compensation expense		11,853		8,338
Legal settlements		3		9,191
Acquisition, offering and related expenses		574		2,562
Restatement charges (B)		9,558		1,280
Impact of purchase accounting		34		220
Income tax expense		4,783		4,000
Net income from continuing operations		$5,750		$2,705

__________

(A)	2015 includes a $1.2 million charge related to the exit of an office lease.
(B)	Restatement charges include expenses related to unusual regulatory actions, the Internal Review, and restatement of our financial statements and related litigation.

NOTE 6 – FAIR VALUE MEASUREMENT

The carrying amounts of cash, accounts receivable and accrued interest approximate estimated fair value. In measuring the fair value of our long term debt, we used market information. These estimates require considerable judgment in interpreting market data, and changes in assumptions or estimation methods could significantly affect the fair value estimates.

The following table presents estimated fair value, and related carrying amounts:

	June 30, 2015		December 31, 2014
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Liabilities:
Long term debt	$297,900	$292,500	$297,598	$280,500

In addition, we make recurring fair value measurements of contingent acquisition consideration using Level 3 unobservable inputs. We recognize the fair value of contingent acquisition consideration based on its estimated fair value at the date of acquisition using discounted cash flows and subsequent adjustments to the fair value are due to the passage of time as we approach the payment date or changes to management’s estimates of the projected results of the acquired business. In determining the fair value of contingent acquisition consideration, we review current results of the acquired business along with projected results for the remaining earnout period to calculate the expected contingent acquisition consideration to be paid using the agreed upon formula as laid out in the acquisition agreements.

The following tables present the fair value measurements of contingent acquisition consideration using the fair value hierarchy:

	Fair Value Measurement at June 30, 2015 Using
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurement:
Contingent acquisition consideration	$-	$-	$9,280	$9,280
Total recurring fair value measurements	$-	$-	$9,280	$9,280

	Fair Value Measurement at December 31, 2014 Using
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurement:
Contingent acquisition consideration	$-	$-	$19,028	$19,028
Total recurring fair value measurements	$-	$-	$19,028	$19,028

The following table sets forth a reconciliation of changes in the fair value of Level 3 financial liabilities, contingent acquisition consideration, for the six months ended June 30, 2015:

Six months ended
(In thousands)	June 30, 2015
Balance, January 1, 2015	$19,028
Additions to Level 3	2,737
Transfers into Level 3	-
Transfers out of Level 3	-
Change in fair value	387
Payments	(12,872)
Balance, June 30, 2015	$9,280

The unobservable inputs used in determining the fair value of contingent acquisition consideration for earnout periods not yet completed include discount factors of 14% to 16% based on our weighted average cost of capital and projected results of the acquired businesses. The fair value calculated as of June 30, 2015 is subject to sensitivity as it relates to the projected results of the acquired businesses, which are uncertain in nature. Each calculation is based on a separate formula and results that differ from our projections could impact the fair value significantly. During the six months ended June 30, 2015, we changed certain estimates of the projected results of acquired businesses that resulted in a decrease in the fair value of contingent acquisition consideration and a credit to operating income of $946,000, offset by approximately $1.3 million recorded in the change in fair value of contingent acquisition consideration related to the passage of time.

NOTE 7 – STOCK-BASED COMPENSATION

In June 2011, the Company established the 2011 Equity Compensation Plan (the “2011 Plan”) to grant stock-based awards for up to 12,120,000 shares of our common stock. Under the 2011 Plan, the Board of Directors or its delegate has the sole authority to determine who receives such grants, the type, size and timing of such grants, and to specify the terms of any non-competition agreements relating to the grants. The purpose of the 2011 Plan is to align the participants’ economic interests with those of our stockholders. As of June 30, 2015,  1,508,157 shares were available for future issuance under the 2011 plan.

The stock-based compensation expense for stock options and restricted stock awards recognized in our condensed consolidated statements of comprehensive income are as follows:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2015	2014	2015	2014
Cost of revenue	$607	$388	$1,173	$697
Sales and marketing	970	663	1,998	1,226
Product development and technology	1,254	707	2,357	1,214
General and administrative	3,206	2,657	6,325	5,201
Total stock-based compensation	$6,037	$4,415	$11,853	$8,338

Restricted Stock

The following table summarizes restricted stock award activity for the six months ended June 30, 2015:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2015	2,162,382	$14.40
Granted	1,319,396	12.64
Vested and released	(557,435)	15.48
Forfeited	(41,567)	14.15
Balance, June 30, 2015	2,882,776	$12.89

Stock-based compensation expense related to restricted stock awards for the three months and six months ended June 30, 2015 was approximately $4.6 million and $8.8 million, respectively, and for the three and six months ended June 30, 2014 was approximately $2.5 million and $4.5 million, respectively. As of June 30, 2015, there was unrecognized compensation cost related to non-vested restricted stock awards of $29.1 million, which is estimated to be recognized over a weighted average period of 1.5 years.

Performance Based Restricted Shares

Performance based shares activity was as follows for the six months ended June 30, 2015:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2015	1,020,720	$15.71
Granted	1,383,526	12.76
Vested/Earned	-	-
Forfeited	(3,000)	16.06
Unearned	-	-
Balance, June 30, 2015	2,401,246	$14.01

During the six months ended June 30, 2015 we granted 1,383,526 performance based restricted shares with an average grant date fair value of $12.76 per share. The shares include a performance condition and the number of shares ultimately issued will be determined based on the Company’s performance for the two years ending December 31, 2016. The granted amount represents the maximum amount of the award at 150% of the target and the total number of shares ultimately issued can range from 0% to 100% of the granted amount. No stock-based compensation expense has been recorded for performance based shares during the three and six months ended June 30, 2015 and 2014 as the satisfaction of the performance condition is not considered probable.

Stock Options

Stock option activity was as follows for the six months ended June 30, 2015:

	Number of	Price	Weighted Average	Aggregate
	Shares	Per Share	Exercise Price	Intrinsic Value
Balance, January 1, 2015	2,825,709	$11.05 - 24.25	$16.04	$85,250
Granted	-	-	-
Exercised	-	-	-
Forfeited	(3,280)	15.00	15.00
Expired	(26,636)	15.00	15.00
Balance, June 30, 2015	2,795,793	$11.05 - 24.25	$16.05	$-

Pursuant to the income tax provisions of ASC 718 “Stock Compensation”, we follow the “long-haul method” of computing our hypothetical additional paid-in capital, or APIC, pool. Approximately 426,000 stock options vested during the six months ended June 30, 2015.

The aggregate intrinsic value of stock options outstanding in the table above is calculated as the difference between the closing price of Bankrate’s common stock on the last trading day of the reporting period  ( $10.49 at June 30, 2015) and the exercise price of the stock options multiplied by the number of shares underlying options with an exercise prices less than the closing price on the last trading day of the reporting period.

As of June 30, 2015, approximately $2.5 million of total unrecognized compensation costs, net of forfeitures, related to non-vested stock option awards is expected to be recognized over a weighted average period of 0.9 years.

NOTE 8 – INCOME TAXES

We calculate our income tax provision for interim periods based on two components: (i) the estimate of the annual effective tax rate and (ii) the existence of any interim period (i.e., discrete) events. The difference between income tax expense computed at the statutory rate and the reported income tax expense during the three and six months ended June 30, 2015 is primarily due to a tax charge taken for stock compensation and the effect of U.S. state income tax expense. The difference between income tax expense computed at the statutory rate and the reported income tax expense during the three and six months ended June 30, 2014 is primarily due to nondeductible acquisition costs, tax charges taken for stock compensation and the effect of U.S. state income tax expense.

We have approximately $5.2 million of unrecognized tax benefits at June 30, 2015 and December 31, 2014.

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

We accrued approximately $10,000 and $78,000 during the three months ended June 30, 2015 and 2014, respectively, and $19,000 and $156,000 during the six months ended June 30, 2015 and 2014, respectively, for the payment of interest which is recorded as income tax expense.

Our effective tax rate on continuing operations was an expense of 58.4% and 45.4% during the three and six months ended June 30, 2015, respectively, compared to a benefit of 32.4% and an expense of 59.7% during the three and six months ended June 30, 2014, respectively. The decrease in our effective tax rate during the six months ended June 30, 2015 is primarily attributed to a decrease in tax liability related to stock compensation, acquisition related costs and a decrease in interest recorded as income tax expense.

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

CFPB Investigation

The Company and certain of its employees have received Civil Investigative Demands (“CIDs”) from the Consumer Financial Protection Bureau (“CFPB”) to produce certain documents and answer questions relating to the Company’s quality control process for its online mortgage rate tables. The Company has cooperated in responding to the CIDs. The Company received a communication from the CFPB inviting the Company to respond to the CFPB’s identified issues in the form of a Notice of Opportunity to Respond and Advise during which the CFPB identified potential claims it might bring against the Company. The Company has submitted a response that it believes addresses the CFPB’s issues with respect to the Company’s online mortgage rate tables and its quality control processes. We are unable to predict when the CFPB investigation will be completed or the final outcome of the investigation, and cannot presently estimate the amount of loss, if any, that would result from an adverse resolution of this matter.

NOTE 10 – DEBT

Senior Notes

On August 2, 2013, the Company completed the offering of its 6.125% unsecured notes (“Senior Notes”). The Senior Notes, due 2018, were issued at 98.938% of par and accrue interest daily on the outstanding principal amount, which is payable semi-annually, in arrears, on August 15 and February 15.

On or after August 15, 2015, we may redeem some or all of the Senior Notes at a premium that will decrease over time as set forth in Bankrate, Inc.’s Indenture, dated as of August 7, 2013 (the “Senior Notes Indenture”). Additionally, if the Company experiences a Change of Control Triggering Event (as defined in the Senior Notes Indenture), we must offer to purchase all of the Senior Notes at a price in cash equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of purchase. The Senior Notes Indenture contains covenants and events of default customary for transactions of this type and has no financial maintenance covenant. All obligations under the Senior Notes are guaranteed by the Guarantors (as defined below).

Interest expense, excluding the amortization of deferred financing costs and the original issue discounts, related to the Senior Notes was $4.6 million and $9.3 million, for the three and six months ended June 30, 2015 respectively, and was $4.6 million and $9.5 million for the three and six months ended June 30, 2014, respectively.

We amortized original issue discount, which is included within interest and other expenses on the accompanying condensed consolidated statements of comprehensive income, of $152,000 and $302,000 during the three and six months ended June 30, 2015, respectively, and $143,000 and $284,000 during the three and six months ended June 30, 2014, respectively. At June 30, 2015 and December 31, 2014, approximately $2.1 million and $2.4 million, respectively, in original issue discount remains to be amortized.

We amortized deferred loan fees related to the Senior Notes, which are included within interest and other expenses on the accompanying condensed consolidated statement of comprehensive income, of $409,000 and $766,000 during the three and six months ended June 30, 2015 and $316,000 and $627,000 during the three and six months ended June 30 2014, respectively. On March 31 and May 11, 2015, as required under the terms of the Company’s Senior Notes Indenture, as supplemented by the Third Supplemental Indenture thereto, we made $354,000 and $374,000 consent payments, respectively, to certain holders of the Senior Notes due to the delay in providing timely financial statements. These payments were recorded as deferred loan fees and are being amortized over the remaining term of the Senior Notes. At June 30, 2015 and December 31, 2014, approximately $5.8 million and $5.8 million, respectively, in deferred loan fees remains to be amortized.

Revolving Credit Facility

On August 7, 2013, the Company entered into a Revolving Credit Agreement (the “Credit Agreement”), which certain subsidiaries of the Company serve as guarantors (the “Guarantors”). The Credit Agreement provides for a $70.0 million revolving facility (“Revolving Credit Facility”) which matures on May 17, 2018. The proceeds can be used for ongoing working capital requirements and other general corporate purposes, including the financing of capital expenditures and acquisitions.

Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to, at our option, either (i) an alternate base rate (as defined in the Revolving Credit Facility) or (ii) an adjusted LIBO rate (as defined in the Revolving Credit Facility), each calculated in a customary manner, plus applicable margin. The applicable margin is 3.00% per annum with respect to alternate base rate loans and 2.00% per annum with respect to adjusted LIBO rate loans. In addition to paying interest on the outstanding principal amount of borrowings under the Revolving Credit Facility, we must pay a commitment fee to the Lenders in respect of their average daily unused amount of revolving commitments at a rate that ranges from 0.375% to 0.50% per annum depending on our consolidated total leverage ratio. We may voluntarily prepay loans under the Revolving Credit Facility at any time without premium or penalty (subject to customary “breakage” fees in the case of Eurodollar rate loans).

The Credit Agreement contains customary affirmative and negative covenants and events of default and requires the Company to comply with a maximum consolidated total leverage ratio of 4.00:1.00 as of the last day of any fiscal quarter only if the aggregate amount (without duplication) of letters of credit (other than letters of credit that are issued and not drawn to the extent such letters of credit are cash collateralized) and loans outstanding under the Revolving Credit Facility exceed, on a pro forma basis, 30% of the total revolving commitments of all Lenders at such time. We were in compliance with all required covenants as of June 30, 2015.

All obligations under the Credit Agreement are guaranteed by the Guarantors and are secured, subject to certain exceptions, by first priority liens on the assets of the Company and the Guarantors.

As of June 30, 2015, $70.0 million was available for borrowing under the Revolving Credit Facility and there were no amounts outstanding. During the three and six months ended June 30, 2015, the Company amortized $85,000 and $169,000 of deferred loan fees, respectively, and during the three and six months ended June 30, 2014 the Company amortized $85,000 and $169,000 of deferred loan fees, respectively, which is included in interest and other expenses on the accompanying condensed consolidated statements of comprehensive income (loss). At June 30, 2015 and December 31, 2014, approximately $888,000 and $1.1 million, respectively, in deferred loan fees remains to be amortized.

NOTE 11 – ACQUISITIONS

2015 Acquisitions

On April 1, 2015 we acquired Quizzle, LLC and during 2015 we acquired certain assets and assumed certain liabilities of certain entities. These acquisitions had an aggregate purchase price of $40.3 million, including $2.7 million in fair value of contingent acquisition consideration. The acquisitions were accounted for under purchase accounting and are included in our consolidated results from the acquisition dates. The financial results of the acquired businesses are immaterial individually and in aggregate to our net assets and results of operations. We recorded $22.2 million in goodwill and $17.8 million of intangible assets related to these acquisitions with estimated weighted average useful lives of 10 years, consisting of approximately $11.5 million of developed technology, approximately $3.7 million of trademarks and domain names and approximately $2.6 million of customer relationships. We have not finalized the purchase accounting of these acquisitions, which are subject to working capital adjustments.

2014 Acquisitions

Acquisition of Caring, Inc.

On May 1, 2014, we acquired Caring, Inc., a Delaware corporation (“Caring”), through the merger of a wholly owned subsidiary of Bankrate with and into Caring, with Caring continuing as the surviving corporation (the “Merger”), for $53.7 million, net of cash acquired, and $4.3 million was placed in escrow to satisfy certain indemnification obligations of Caring’s shareholders. As of June 30, 2015, no escrow payments have been made. We recorded approximately $23.0 million in goodwill, which reflects the adjustments necessary to allocate the purchase price to the fair value of the assets acquired and the liabilities assumed. We expect goodwill will not be deductible for income tax purposes. Approximately $29.5 million was recorded as intangible assets consisting of an Internet domain name for $14.6 million, customer relationships for $9.9 million, and developed technology for $5.0 million. Caring was a privately held company and the owner of Caring.com, a leading senior care resource for those seeking information and support as they care for aging family members and loved ones. This acquisition was made to complement our online publishing business and to enter a new product vertical. The results of operations of Caring are included in our consolidated results from the acquisition date. The acquisition is accounted for as a business combination.

Acquisition of Wallaby Financial, Inc.

On December 1, 2014, we acquired Wallaby Financial, Inc., a Delaware corporation (“Wallaby”), for $10.0 million. The financial results of Wallaby are immaterial to our net assets and results of operations. The acquisition was accounted for as a purchase and included in our consolidated results from the acquisition date. We recorded $6.1 million in goodwill and $3.9 million in intangible assets related to the acquisition, consisting of $3.6 million of developed technology and $250,000 of trademarks with estimated weighted average useful lives of 5 years.

NOTE 12 – DISCONTINUED OPERATIONS

During 2014, we commenced the process of divesting our operations in China. This component is classified as discontinued operations in the condensed consolidated financial statements for all periods presented. In addition, the assets and liabilities associated with the discontinued operations are classified as assets held for sale and liabilities subject to sale, respectively, in the condensed consolidated balance sheets.

The following table presents the carrying amounts of major classes of assets and liabilities of the discontinued operations that are presented as assets held for sale and liabilities subject to sale on the Condensed Consolidated Balance Sheet:

	(Unaudited)
	June 30,	December 31,
	2015	2014
Cash and cash equivalents	$490	$326
Accounts receivable, net	186	479
Prepaid expenses and other current assets	132	177
Total current assets	808	982
Furniture, fixtures and equipment, net	494	635
Intangible assets, net	10	10
Other assets	127	-
Total assets classified as held for sale	$1,439	$1,627

Accounts payable	11	5
Accrued expenses	280	442
Deferred revenue and customer deposits	130	194
Other current liabilities	18	433
Total current liabilities	439	1,074
Total liabilities classified as subject to sale	$439	$1,074

The following table presents the major classes of line items constituting net loss from discontinued operations, which is presented in the Condensed Consolidated Statement of Comprehensive Income:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
Revenue	$370	$296	$586	$496
Cost of revenue (excludes depreciation and amortization)	114	175	210	342
Sales and marketing	104	99	233	229
Product development and technology	52	92	92	178
General and administrative	163	191	344	380
Depreciation and amortization	95	107	189	180
Interest income and other	(5)	(2)	(5)	(1)
Net loss from discontinued operations	$(153)	$(366)	$(477)	$(812)

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our results of operations and financial condition with the financial statements and related notes included elsewhere in this quarterly report and with our 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “2014 Annual Report”). The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs, and that involve numerous risks and uncertainties, including, but not limited to, those described in the “Cautionary Statement Concerning Forward-Looking Statements” section of this quarterly report and in the materials referenced therein. Actual results may differ materially from those contained in any forward-looking statements. See “Cautionary Statement Concerning Forward-Looking Statements.”

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

•

Insurance – in conjunction with local agents and insurance carriers, we facilitate a consumer’s ability to receive multiple competitive insurance quotes, and provide advice and detailed descriptions of insurance terms, and articles on topical subjects.

•

Other – includes the results of operations of our Senior Care business and aggregated smaller, dissimilar operating units, the results of our investments, unallocated corporate overhead and the elimination of transactions between segments.

Developments

We continue to grow partially through acquisitions and during 2015 we:

•

Acquired certain assets and assumed certain liabilities of Moseo Corporation, a Washington corporation (“SeniorHomes.com”). SeniorHomes.com operates an online platform that provides information on senior housing and care options to families and individuals in the U.S., including articles, resources, and care advisor services, as well as a directory of care options for assisted living, independent living, retirement, memory care, continuing care, nursing home, home care, respite care and hospice care communities. SeniorHomes.com operates as part of our Senior Care business.

•

Acquired Detroit-based Quizzle.com, a leading national free credit report and monitoring site which provides users with free credit scores and credit reports, as well as credit monitoring and identity protection.

•

Acquired certain assets and assumed liabilities of LoanTek, Inc., an Idaho corporation (“LoanTek”). LoanTek provides subscription based mortgage software solutions, including pricing engines, to mortgage companies and other loan originators. LoanTek operates as part of our Banking business.

See Note 11 to our condensed consolidated financial statements for more information.

Certain Trends Influencing Our Business

Our business benefits from the secular shift toward consumer use of the Internet to research and shop for personal finance products coupled with increased consumer interest in comparison shopping for such products, and the related shift in advertiser demand from offline to online and targeting of in-market consumers. Our ability to benefit from these trends depends on the strength of our position in the personal finance services markets driven by our brands, proprietary and aggregated content, breadth and depth of personal finance products, distribution, position in algorithmic search results and monetization capabilities. The key drivers of our business include the number of in-market consumers visiting our Online Network, including the number of page views they generate, the availability of financial products and the demand of our Online Network advertisers, each of which are correlated to general macroeconomic conditions in the United States. We believe that increases in housing activity and general consumer financial activity and fluctuations in interest rates positively impact these drivers while decreases in these areas, or a deterioration in macroeconomic conditions, could have a negative impact on these drivers.

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

We also offer subscription-based mortgage software solutions and sell display/graphical advertisements on our Online Network consisting primarily of leaderboards, bottom banners, flex units on the right rails and text link advertisements. We typically charge for these advertisements based on the number of times the advertisement is displayed.

Credit Card Revenue

In the credit card segment, we generate revenue through consumer inquiries by delivery of clicks from hyperlinks in credit card listings, or qualified phone calls to our advertisers’ application forms. Consumers are presented credit card offers on our owned and operated websites and mobile applications as well as on affiliates’ websites and mobile applications. Our advertisers pay us a designated transaction fee for either completed and approved applications or completed applications resulting from those clicks or phone calls.

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

Senior Care Revenue

Senior care revenue is included in the Other segment. We mainly generate revenue through move-ins to contracted facilities that result from consumer inquiries that are generated on our sites or acquired from affiliates and are qualified in our call centers. In addition, we generate some revenue on a subscription basis, whereby senior care facilities pay us for inclusion in our directory regardless of move-ins to the facility.

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

Critical Accounting Policies

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenue and expenses during the period. We base our judgments, estimates and assumptions on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. There have been no significant changes in our critical accounting policies or estimates during the six months ended June 30, 2015 as compared to the critical accounting policies and estimates disclosed in management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K dated June 18, 2015 and filed with the SEC, except as updated in Note 1 in Notes to the Condensed Consolidated Financial Statements.

Recent Accounting Pronouncements

See Note 1 in Notes to Condensed Consolidated Financial Statements.

Results of Operations

The following is our analysis of the results of operations for the periods covered by our interim condensed consolidated financial statements. This analysis should be read in conjunction with our annual financial statements, including the related notes to the annual financial statements included within our Annual Report dated June 18, 2015 and filed with the SEC on Form 10-K.

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

The following table displays our results for the respective periods expressed as a percentage of total revenue.

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
Statement of Operations Data:	2015	2014	2015	2014
Revenue	100%	100%	100%	100%

Costs and expenses:
Cost of revenue (excludes depreciation and amortization)	56%	60%	56%	59%
Sales and marketing	5%	5%	5%	5%
Product development and technology	7%	5%	6%	5%
General and administrative	14%	9%	13%	9%
Legal settlements	0%	7%	0%	3%
Acquisition, offering and related expenses	0%	0%	0%	1%
Changes in fair value of contingent acquisition consideration	0%	1%	0%	1%
Depreciation and amortization	12%	11%	12%	11%
Total costs and expenses	94%	98%	92%	94%
Income from operations	6%	2%	8%	6%

Interest and other expenses, net	5%	4%	4%	3%

Income (loss) before taxes	1%	(2%)	4%	3%
Income tax expense (benefit)	1%	(1%)	2%	2%
Net income (loss) from continuing operations	0%	(1%)	2%	1%
Net loss from discontinued operations, net of income taxes	0%	0%	0%	0%
Net income (loss)	0%	(2%)	2%	1%

Three months ended June 30, 2015 Compared to Three months ended June 30, 2014

Revenue

Total revenue was $132.9 million and $130.4 million for the three months ended June 30, 2015 and 2014, respectively, representing an increase of $2.5 million or 2%. Banking segment revenue decreased $2.2 million, Credit Cards revenue increased $1.0 million and Insurance revenue decreased $1.5 million, while revenue in Other increased $5.1 million.

Cost of Revenue (excludes depreciation and amortization)

Cost of revenue for the three months ended June 30, 2015 of $74.7 million was $3.5 million lower than the same period in 2014. The decrease was primarily attributed to lower distribution payments to our online partners of $6.0 million,  partially offset by higher paid marketing expense of $1.4 million, higher employee compensation expense of $1.2 million, higher stock compensation expense of $219,000 and other miscellaneous expenses.

Operating Expenses

Sales and Marketing

Sales and marketing expenses for the three months ended June 30, 2015 of $6.3 million were $55,000 lower than the same period in 2014. The decrease was primarily due to lower promotional marketing expense.

Product Development and Technology

Product development and technology costs for the three months ended June 30, 2015 of $9.0 million were approximately $2.0 million higher than the comparable period in 2014, primarily due to $1.4 million of higher employee costs, including compensation and benefits, $547,000 of higher stock compensation expense and $146,000 in higher spend on analytics tools.

General and Administrative

General and administrative expenses for the three months ended June 30, 2015 of $18.5 million were $6.8 million higher than the same period in 2014, due primarily to $4.8 million in higher expenses related to the SEC investigation and financial audit, $922,000 of higher employee compensation expense, $549,000 of higher stock compensation expense, $300,000 in higher facility costs and an increase of $245,000 in corporate costs (excluding accounting and legal costs) related mainly to outside professional fees and insurance.

Legal Settlements

Legal settlements decreased approximately $9.2 million in the three months ended June 30, 2015 from the same period in 2014 due to the securities litigation settlement during 2014.

Acquisition, Offering and Related Expenses

Acquisition, offering and related expenses for the three months ended  June 30, 2015  was $311,000 as compared to $159,000 for the same period in 2014. The acquisition, offering, and related expenses for the three months ended  June 30, 2015 were primarily related to costs associated with various acquisitions.

Changes in Fair Value of Contingent Acquisition Consideration

Changes in fair value of contingent acquisition consideration for the three months ended June 30, 2015 was an increase of $628,000 and consisted of an increase due to the passage of time.

Changes in fair value of contingent acquisition consideration for the three months ended June 30, 2014 was an increase of $743,000 and consisted of increases to the fair value due to the passage of time of $702,000 and increases to fair value due to a change in estimate of $41,000.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2015 of  $15.9 million was $1.3 million higher than the same period in 2014 primarily as a result of amortization expense in connection with our acquisitions and higher depreciation expense associated with internal capitalized software as compared to 2014.

Interest and Other Expenses, net

Interest and other expenses, net for the three months ended June 30, 2015 primarily consists of expenses associated with our Senior Notes, partially offset by other income and de minimis interest earned on cash and cash equivalents. Interest and other expenses, net for the three months ended June 30, 2015 was $6.4 million, which primarily consisted of $4.6 million in interest for the Senior Notes, $646,000 for the amortization of deferred financing costs and original issue discounts on the Senior Notes and the Credit Agreement and a $1.2 million charge related to the exit of an office lease. This amount was partially offset by de minimis interest and other income.

Interest and other expenses, net for the three months ended June 30, 2014 primarily consisted of expenses associated with long term debt, partially offset by other income and de minimis interest earned on cash equivalents. Interest and other expenses, net for the three months ended June 30, 2014 was $5.2 million, which primarily consisted of $4.6 million for the Senior Notes and $544,000 for the amortization of deferred financing costs and original issue discount on the Senior Notes and the Credit Agreement.

Income Tax Expense

Our effective tax rate changed to an expense of 58.4% during the three months ended June 30, 2015 from a benefit of 32.4% in the same period in 2014 due to a decreased impact of foreign losses, an increase in tax liability related to stock compensation, decreased liability for acquisition related costs and a decrease in interest recorded as income tax expense.

Following is a discussion of the results of each of our reportable segments:

	Revenues		Adjusted EBITDA
	Three months ended		Three months ended
(In thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Banking	$26,972	$29,136	$9,202	$10,994
Credit Cards	56,054	55,054	25,816	20,511
Insurance	43,902	45,363	4,508	5,479
Other	5,937	814	(3,750)	(4,603)
Total Company	$132,865	$130,367	35,776	32,381

Less:
Interest and other expenses, net (A)			6,417	5,162
Depreciation and amortization			15,857	14,590
Changes in fair value of contingent acquisition consideration			628	743
Stock-based compensation expense			6,037	4,415
Legal settlements			3	9,190
Acquisition, offering and related expenses			311	159
Restatement charges (B)			5,385	603
Impact of purchase accounting			1	220
Income tax expense (benefit)			664	(874)
Net income from continuing operations			$473	$(1,827)

__________

(A) 2015 includes a  $1.2 million charge related to the exit of an office lease.

(B) Restatement charges include expenses related to unusual regulatory actions, the Internal Review, and restatement of our financial statements and related litigation.

Banking

Revenue decreased $2.2 million (7.4%) for the quarter ended June 30, 2015 compared with 2014. Of the total revenue decrease, consumer inquiry revenues generated through our rate tables decreased by $1.4 million (7.8%) primarily driven by a lower volume of consumer inquires. Other revenue decreased by $0.8 million primarily driven by a decline in the cross sell of credit card and insurance products in our Banking business.

Adjusted EBITDA decreased $1.8 million (16.3%). Expenses included in Adjusted EBITDA decreased $0.4 million from the prior year period. Cost of revenue declined by $0.7 million, primarily driven by lower partner revenue share expenses. Sales and marketing expense declined by $0.2 million, mainly attributed to lower promotional expense. Product development costs increased by $0.5 million primarily due to higher analytics spend and compensation expense. General and administrative expenses were essentially flat compared to the prior year.

Credit Cards

Revenue increased $1.0 million (1.8%) for the quarter ended June 30, 2015 compared with 2014. Of the total revenue growth, consumer inquiry revenues from our owned and operated sites grew by $9.4 million (32.3%), of which higher volume and yields were the primary growth drivers. Consumer inquiry revenue growth was driven by higher advertising and marketing spend by credit card issuers through our owned and operated sites, however, growth was negatively impacted by lower affiliate revenues, which are at low margins. Other revenue, which is largely comprised of revenue generated through third-party affiliates, was down $8.4 million.

Adjusted EBITDA increased $5.3 million (25.9%). Expenses included in Adjusted EBITDA decreased $4.3 million from the prior year period, primarily due to a $5.4 million decrease in cost of revenue, mainly related to lower affiliate revenue share payments. Sales and marketing expense was relatively flat to prior year. Product development and technology cost increased by $0.4 million primarily due to higher compensation expense. General and administrative expenses were $0.7 million higher, mainly attributed to higher compensation expense.

Insurance

Revenue decreased $1.5 million (3.2%) for the quarter ended June 30, 2015 compared with 2014. Of the total decrease in revenue, consumer inquiry revenues generated through our platform decreased by $1.2 million (3.9%), which was driven by lower monetization. Other revenue, which is largely comprised of revenue generated through third-party affiliates, was down $0.2 million.

Adjusted EBITDA decreased $1.0 million (17.7%). Expenses included in Adjusted EBITDA decreased $0.5 million from the prior year period. While cost of revenue was primarily flat, sales and marketing expense was $0.4 million lower primarily attributed to agent promotional spend and lower total employee costs, and general and administrative expenses were $0.2 million lower. Product development and technology cost increased by $0.2 million.

Other

The Other segment includes our Senior Care business along with general corporate expenses and intercompany eliminations. Revenue for the quarter ended June 30, 2015 compared with 2014 increased $5.1 million, while Adjusted EBITDA increased by $0.9 million. The revenue increase can be attributed to our 2015 acquisitions and the growth of Caring.com, which was acquired in second quarter 2014.

Six months ended June 30, 2015 Compared to six months ended June 30, 2014

Revenue

Total revenue was $274.4 million and $266.6 million for the six months ended June 30, 2015 and 2014, respectively, representing an increase of $7.8 million or 3%. Banking segment revenue decreased $6.5 million, Credit Cards revenue increased $4.9 million and Insurance revenue decreased $1.2 million, while revenue in Other increased $10.5 million.

Cost of Revenue (excludes depreciation and amortization)

Cost of revenue for the six months ended June 30, 2015 of $153.4 million was $3.3 million lower than the same period in 2014. The decrease was primarily attributed to lower distribution payments to our online partners of $5.5 million and lower paid marketing expense of $933,000, partially offset by higher employee compensation expense of $2.5 million, higher stock compensation expense of $476,000 and higher web analytic costs of $245,000.

Operating Expenses

Sales and Marketing

Sales and marketing expenses for the six months ended June 30, 2015 of $12.4 million were primarily flat to prior year.

Product Development and Technology

Product development and technology costs for the six months ended June 30, 2015 of $17.2 million were approximately $3.4 million higher than the comparable period in 2014, primarily due to $1.6 million of higher total employee costs, $1.1 million of higher stock compensation expense and $368,000 in higher spend on analytics tools and production costs, partially offset by a decrease of $101,000 of technology spend and other costs.

General and Administrative

General and administrative expenses for the six months ended June 30, 2015 of $36.6 million were $12.3 million higher than the same period in 2014, due primarily to $8.3 million in higher expenses related to the SEC investigation and financial audit, $1.6 million of higher total employee costs, $1.1 million of higher stock compensation expense, $497,000 of higher facility costs and $489,000 higher non-accounting and legal corporate costs including insurance and other professional fees.

Legal Settlements

Legal settlements decreased approximately $9.2 million in the six months ended June 30, 2015 from the same period in 2014 due to the securities litigation settlement during 2014.

Acquisition, Offering and Related Expenses

Acquisition, offering and related expenses for the six months ended June 30, 2015 was $574,000 as compared to $2.6 million for the same period in 2014. The acquisition, offering, and related expenses for the six months ended June 30, 2015 were primarily related to costs associated with various acquisitions.

Changes in Fair Value of Contingent Acquisition Consideration

Changes in fair value of contingent acquisition consideration for the six months ended June 30, 2015 was an increase of $387,000 which consisted of a decrease in fair value due to a change in estimates of projected results of $946,000, offset by an increase of approximately  $1.3 million due to the passage of time.

Changes in fair value of contingent acquisition consideration for the six months ended June 30, 2014 was an increase of $2.2 million and consisted of increases to the fair value due to the passage of time of $1.6 million and increases to fair value due to a change in estimate of $543,000.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended June 30, 2015 of $31.6 million was $3.1 million higher than the same period in 2014 primarily as a result of amortization expense in connection with our acquisitions and higher depreciation expense associated with internal capitalized software as compared to 2014.

Interest and Other Expenses, net

Interest and other expenses, net for the six months ended June 30, 2015 primarily consists of expenses associated with our Senior Notes, partially offset by other income and de minimis interest earned on cash and cash equivalents. Interest and other expenses, net for the six months ended June 30, 2015 was $11.7 million, which primarily consisted of $9.3 million for the Senior Notes and $1.2 million for the amortization of deferred financing costs and original issue discounts on the Senior Notes and the Credit Agreement and a $1.2 million charge related to the exit of an office lease.

Interest and other expenses, net for the six months ended June 30, 2014 primarily consisted of expenses associated with long term debt, partially offset by other income and de minimis interest earned on cash equivalents. Interest and other expenses, net for the six months ended June 30, 2014 was $10.4 million, which primarily consisted of $9.2 million for the Senior Notes and $1.1 million for the amortization of deferred financing notes and original issue discount related to the Senior Notes and the Credit Agreement.

Income Tax Expense

Our effective tax rate changed to 45.4% during the six months ended June 30, 2015 from 59.7% in the same period in 2014 is primarily attributed to a decrease in tax liability related to stock compensation, acquisition related costs and a decrease in interest recorded as income tax expense.

Following is a discussion of the results of each of our reportable segments:

	Revenues			Adjusted EBITDA
	Six months ended			Six months ended
(In thousands)	June 30, 2015	June 30, 2014		June 30, 2015	June 30, 2014
Banking	$55,142		$61,600	$19,761	$24,189
Credit Cards	112,828		107,886	51,904	41,975
Insurance	96,433		97,677	12,851	12,169
Other	10,003	$4	(521)	(8,319)	(9,089)
Total Company	$274,406		$266,642	$76,197	$69,244

Less:
Interest and other expenses, net (A)				11,693	10,352
Depreciation and amortization				31,562	28,446
Changes in fair value of contingent acquisition consideration				387	2,150
Stock-based compensation expense				11,853	8,338
Legal settlements				3	9,191
Acquisition, offering and related expenses				574	2,562
Restatement charges (B)				9,558	1,280
Impact of purchase accounting				34	220
Income tax expense				4,783	4,000
Net income from continuing operations				$5,750	$2,705

__________

(A) 2015 includes a  $1.2 million charge related to the exit of an office lease.

(B) Restatement charges include expenses related to unusual regulatory actions, the Internal Review, and restatement of our financial statements and related litigation.

Banking

Revenue decreased $6.5 million (10.5%) for the six months ended June 30, 2015 compared with 2014. Of the total revenue decrease, consumer inquiry revenues generated through our rate tables decreased by $2.4 million (6.5%) due to a lower volume of consumer inquires and a change in product mix which resulted in lower average unit pricing. Other revenue decreased by $4.1 million primarily driven by a decline in sold advertising impressions.

Adjusted EBITDA decreased $4.4 million (18.3%). Expenses included in Adjusted EBITDA decreased $2.0 million from the prior year period. Cost of revenue declined by $2.5 million, primarily driven by lower partner revenue share expenses. Sales and marketing expense declined by $0.5 million, mainly attributed to lower sales commission expense and lower promotional spend. Product development costs increased by $0.9 million primarily due to higher analytics spend and outside labor expense. General and administrative expenses were essentially flat compared to the prior year.

Credit Cards

Revenue increased $4.9 million (4.6%) for the six months ended June 30, 2015 compared with 2014. Of the total revenue growth, consumer inquiry revenues from our owned and operated sites grew by $15.2 million (25.9%), of which higher yields through the click and call mix was the primary growth driver. Consumer inquiry revenue growth was driven by higher advertising and marketing spend by credit card issuers through our owned and operated sites, however, growth was negatively impacted by lower affiliate revenues, which are at low margins. Other revenue, which is largely comprised of revenue generated through third-party affiliates, was down $10.2 million.

Adjusted EBITDA increased $9.9 million (23.7%). Expenses included in Adjusted EBITDA decreased $5.0 million from the prior year period, primarily due to a $7.0 million decrease in cost of revenue, mainly related to lower affiliate revenue share payments and paid marketing expense. Sales and marketing expense was relatively flat. Product development and technology cost increased by $0.5 million primarily due to higher compensation and benefit expense. General and administrative expenses were $1.4 million higher, mainly attributed to higher compensation and benefit expense.

Insurance

Revenue decreased $1.2 million (1.3%) for the six months ended June 30, 2015 compared with 2014. Of the total decrease in revenue, consumer inquiry revenues generated through our platform increased by $1.1 million (1.7%), which was primarily driven by volume. Other revenue, which is largely comprised of revenue generated through third-party affiliates, was down $2.3 million.

Adjusted EBITDA increased $0.7 million (5.6%). Expenses included in Adjusted EBITDA decreased $1.9 million from the prior year period, cost of revenue decreased by $0.6 million primarily due to lower paid marketing expenses. Sales and marketing expense was $0.9 million lower, primarily attributed to lower agent promotional spend, employee compensation expense and commission expense. Product development and technology cost increased by $0.1 million. General and administrative expenses were $0.5 million lower.

Other

The Other segment includes our Senior Care business along with general corporate expenses and intercompany eliminations. Revenue for the six months ended June 30, 2015 compared with 2014 increased $10.5 million, while Adjusted EBITDA increased by $0.8 million. The revenue increase can be attributed to our 2015 acquisitions and our acquisition of Caring.com in second quarter 2014.

Liquidity and Capital Resources

(In thousands)	June 30, 2015	December 31, 2014	Change
Cash and cash equivalents	$138,517	$141,725	$(3,208)
Working capital	$175,376	$176,213	$(837)
Stockholders' equity	$838,136	$823,286	$14,850

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

As of June 30, 2015, we had working capital of $175.4 million and our primary commitments were normal working capital requirements and $7.0 million in accrued interest for the Senior Notes. In addition, we have commitments for potential earn out obligations related to past acquisitions totaling $14.0 million as of June 30, 2015.

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

Debt Financing

Senior Notes

As of June 30, 2015, we had $300.0 million in Senior Notes outstanding for which interest is accrued daily on the outstanding principal amount at 6.125% and is payable semi-annually, in arrears, on February 15th and August 15th. The Senior Notes are due August 15, 2018. Accrued interest on the Senior Notes as of June 30, 2015 is approximately $7.0 million. Refer to Note 10 in the Notes to Condensed Consolidated Financial Statements for a further description of the Senior Notes.

Revolving Credit Facility

We have a Revolving Credit Facility in an aggregate amount of $70.0 million which matures on May 17, 2018 ("Revolving Credit Facility"). All obligations under the Revolving Credit Facility are guaranteed by the Guarantors and are secured, subject to certain exceptions, by first priority liens and security interests in the assets of the Company and the Guarantors.

As of June 30, 2015, we had no amount outstanding under the Revolving Credit Facility and we were in compliance with all required covenants.

Operating Activities

During the six months ended June 30, 2015, operating activities from continuing operations provided cash  of $44.2 million compared to $947,000 during the six months ended June 30, 2014. This increase is mainly due to a  tax refund of $10.7 million during the six months ended June 30, 2015 compared to taxes paid of $27.4 million in six months ended June 30, 2014 and an increase in net income excluding non-cash charges (primarily depreciation and amortization, stock-based compensation and changes in fair value of contingent acquisition consideration) of $7.4 million, partially offset by a decrease in working capital changes in operating assets and liabilities of $2.2 million.

Investing Activities

For the six months ended June 30, 2015, cash used in investing activities  of continuing operations was $38 million and primarily consisted of business acquisitions of $30.8 million and purchases of furniture, fixtures, equipment and capitalized website development costs of $7.3 million.

For the six months ended June 30, 2014, cash used in investing activities of continuing operations was $58.4 million primarily consisting of $54.2 million of business acquisitions and $4.3 million for purchases of furniture, fixtures, equipment and capitalized website development costs.

Financing Activities

For the six months ended June 30, 2015,  cash used in financing activities of continuing operations was $9.5 million due to $7.2 million of payments of contingent acquisition consideration and repurchase of Company’s stock of $2.3 million.

For the six months ended June 30, 2014,  cash provided by financing activities from continuing operations was $3.2 million primarily from the proceeds from the exercise of stock options of $22.8 million partially offset by payment of contingent acquisition consideration of $12.7 million and repurchase of Company’s stock of $6.9 million.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The primary objective of our investment strategy is to preserve principal while maximizing the income we receive from investments without significantly increasing risk. To minimize this risk, to date we have maintained our portfolio of cash equivalents in short-term and overnight investments that are not subject to market risk, as the interest paid on such investments fluctuates with the prevailing interest rates. As of June 30, 2015, all of our cash equivalents mature in less than three months.

None of our outstanding debt as of June 30, 2015 was subject to variable interest rates as we did not have an outstanding balance for borrowed money under our Revolving Credit Facility as of June 30, 2015. Interest under the Revolving Credit Facility accrues at variable rates based, at our option, on the alternate base rate (as defined in the Revolving Credit Facility) plus a margin of 3.0% or at the adjusted LIBO rate (as defined in the Revolving Credit Facility) plus a margin of 2.0%. Our fixed interest rate debt includes $300 million of the Senior Notes in the aggregate principal amount.

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

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act, as amended (the “Exchange Act”), management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2015 and determined that the disclosure controls and procedures were not effective at a reasonable assurance level as of that date. Management based its conclusion on the fact that the material weakness in the operating effectiveness of our internal control over financial reporting that existed at December 31, 2014, as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on June 18, 2015 (the “2014 Annual Report”), had not been remediated at June 30, 2015, as the Company was still in the process of fully implementing or testing the effectiveness of various remediation measures. For a description of the material weakness, see Part II, Item 9A in the 2014 Annual Report.

Management has taken and is taking steps, as described below under “Remediation Plan,” to remediate the material weakness in the operating effectiveness of our internal control over financial reporting. We believe that, as a result of management’s in-depth review of its accounting processes, and the additional procedures management has implemented, there are no material inaccuracies or omissions of material fact in this Form 10-Q and, to the best of our knowledge, we believe that the condensed consolidated financial statements in this Form 10-Q, fairly present in all material respects our financial condition, results of operations and cash flows in conformity with GAAP.

Remediation Plan

We and our Board treat the control and integrity of our financial statements with the utmost priority. Management is committed to the planning and implementation of remediation efforts to address control deficiencies and any other identified areas of risk. These remediation efforts, which are either implemented or in process, are intended to both address the identified material weakness and to enhance our overall financial control environment. In particular:

•	we replaced our CFO, and certain other persons formerly involved in our financial reporting function have resigned or are no longer in that function.
•	we appointed a Corporate Controller, a VP/Director of Taxation, a Vice President of Finance at an operating subsidiary and a Director of External Reporting.
•	we will appoint a Director of Internal Audit and, as needed, additional experienced Certified Public Accountants in the corporate office.
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
•

we have initiated efforts to strengthen interim and annual financial review controls to function with a sufficient level of precision to detect and correct accounting errors on a timely basis, strengthened the internal operating unit certification process, and established a Disclosure Committee with formalized processes to support the integrity of external financial reporting.

•	we appointed two new independent directors.
•

we will further develop our programs to provide ongoing communications and training to employees across the entire organization regarding the importance of integrity and accountability and our whistleblower program.

• • • • • • • •

We are committed to maintaining a strong internal control environment, and we believe the measures described above will strengthen our internal control over financial reporting and remediate the material weakness we have identified. In addition, for a reasonable period of time following the date of our 2014 Annual Report, the independent counsel and independent forensic accountants advising the Audit Committee will conduct periodic separate evaluations of our internal control environment. Although meaningful progress has been made in our remediation efforts, we will continue to devote significant time and attention to these remedial efforts, and expect to complete the required remedial actions during 2015. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to strengthen controls or to modify the remediation plan described above, which may require additional implementation time.

Changes in Internal Control over Financial Reporting

Other than the changes described above under “Remediation Plan” that occurred during the quarter ended June 30, 2015, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     Bankrate, Inc.

Date: August 6, 2015	By:	/s/ Steven D. Barnhart
Steven D. Barnhart
Senior Vice President, Chief Financial Officer (Mr. Barnhart is the Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant)