Form 10-Q
period 2015-09-30
Bankrate, Inc.
filed 2015-11-06
CIK 1518222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2015 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File No. 1-35206

(Exact name of registrant as specified in its charter)

Delaware	65-0423422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

477 Madison Avenue, Suite 430 New York, NY	10022
(Address of principal executive offices)	(Zip Code)

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

The number of outstanding shares of the issuer’s common stock as of October 31, 2015  was as follows: 99,378,370  shares of Common Stock, $.01 par value.

Bankrate, Inc. and Subsidiaries

Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2015

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

Important factors that could cause actual results to differ materially from our expectations, which we refer to as cautionary statements, are discussed in detail in Part I, Item 1A. “Risk Factors” in our annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC” or “Commission”) on June 18, 2015 as updated in Part II, Item 1A. “Risk Factors” in this Quarterly Report. All forward-looking information in this Quarterly Report and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include without limitation:

•

the timing and outcome of, including potential expense associated with, and the potential impact on our business and stock price of any announcements regarding, the United States Department of Justice (“DOJ”) investigation relating to our financial reporting during 2012;

•	the material weakness in our internal controls over financial reporting and our ability to rectify this issue completely and promptly;
•

the timing of the closing, or the failure to consummate the closing, of the transactions set forth in the Equity Purchase Agreement between the Company and All Web Leads, Inc., dated November 5, 2015, related to the sale of the Company’s Insurance business (See Note 14 to our Condensed Consolidated Financial Statements), the closing of which is conditioned upon, among other things, no material adverse effect (as defined in the agreement) having occurred and all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other antitrust laws, having expired or been terminated:

•	any delay, or failure to pay, the deferred portion of the purchase price in connection with the sale of the Company’s Insurance business;
•

any disruption from the announcement of the sale of the Company’s Insurance business, including without limitation any disruption of relationships with employees, customers, suppliers and other business partners;

•	our ability to recognize any expected tax benefits in connection with the sale of the Company’s Insurance business;
•	risks relating to the defense or litigation of lawsuits, including the putative class action lawsuit currently pending and described herein;
•

the timing and outcome of,  including potential expense associated with, and the potential impact on our business and stock price of any announcements regarding, the Consumer Financial Protection Bureau (“CFPB”) investigation;

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

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

Bankrate, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	(Unaudited)
	September 30,	December 31,
	2015	2014
Assets
Cash and cash equivalents	$144,611	$141,725
Accounts receivable, net of allowance for doubtful accounts of
$449 and $419, respectively	75,911	70,865
Deferred income taxes	6,407	6,407
Prepaid expenses and other current assets	28,304	35,652
Assets held for sale	1,215	1,627
Total current assets	256,448	256,276
Furniture, fixtures and equipment, net of accumulated depreciation of
$30,271 and $24,756, respectively	16,959	13,299
Intangible assets, net of accumulated amortization of
$270,381 and $228,667, respectively	316,709	338,988
Goodwill	628,139	641,367
Other assets	13,114	13,499
Total assets	$1,231,369	$1,263,429
Liabilities and Stockholders' Equity
Liabilities
Accounts payable	$13,723	$8,047
Accrued expenses	27,369	46,030
Deferred revenue and customer deposits	3,946	4,303
Accrued interest payable	2,297	6,980
Other current liabilities	12,240	13,629
Liabilities subject to sale	1,254	1,074
Total current liabilities	60,829	80,063
Deferred income taxes	51,967	51,633
Long term debt, net of unamortized discount	298,055	297,598
Other liabilities	9,520	10,849
Total liabilities	420,371	440,143
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock, par value $.01 per share -
300,000,000 shares authorized
102,942,411 shares and 102,286,646 shares issued
respectively; 97,514,463 shares and 98,296,110 shares outstanding, respectively	1,029	1,023
Additional paid-in capital	926,343	904,740
Accumulated deficit	(41,757)	(23,639)
Less: Treasury stock, at cost - 5,427,948 shares and 3,990,536 shares, respectively	(74,155)	(58,472)
Accumulated other comprehensive loss	(462)	(366)
Total stockholders' equity	810,998	823,286
Total liabilities and stockholders' equity	$1,231,369	$1,263,429

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bankrate, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
Revenue	$140,760	$141,650	$415,166	$408,292

Costs and expenses:
Cost of revenue	74,743	85,528	228,169	242,210
Sales and marketing	6,235	6,228	18,666	18,662
Product development and technology	9,591	7,399	26,794	21,253
General and administrative	21,100	28,992	57,695	53,258
Legal settlements	-	(7,732)	3	1,459
Acquisition, disposition, offering and related expenses	557	248	1,131	2,810
Restructuring charges	93	-	93	-
Changes in fair value of contingent acquisition consideration	348	682	735	2,832
Impairment charge	35,000	-	35,000	-
Depreciation and amortization	16,157	14,964	47,719	43,410
Total costs and expenses	163,824	136,309	416,005	385,894
(Loss) income from operations	(23,064)	5,341	(839)	22,398

Interest and other expenses, net	5,558	5,231	17,250	15,583

(Loss) income before taxes	(28,622)	110	(18,089)	6,815
Income tax (benefit) expense	(5,369)	6,927	(586)	10,927
Net loss from continuing operations	(23,253)	(6,817)	(17,503)	(4,112)
Net loss from discontinued operations, net of income taxes	(138)	(207)	(615)	(1,019)
Net loss	$(23,391)	$(7,024)	$(18,118)	$(5,131)

Basic net loss per share:
Continuing operations	$(0.23)	$(0.07)	$(0.17)	$(0.04)
Discontinued operations	-	-	(0.01)	(0.01)
Basic net loss per share	$(0.23)	$(0.07)	$(0.18)	$(0.05)

Diluted net loss per share:
Continuing operations	$(0.23)	$(0.07)	$(0.17)	$(0.04)
Discontinued operations	-	-	(0.01)	(0.01)
Diluted net loss per share	$(0.23)	$(0.07)	$(0.18)	$(0.05)

Weighted average common shares outstanding:
Basic	102,859,934	100,607,876	102,673,433	101,126,182
Diluted	102,859,934	100,607,876	102,673,433	101,126,182

Net loss	$(23,391)	$(7,024)	$(18,118)	$(5,131)
Other comprehensive loss, net of tax	(234)	(200)	(96)	(46)
Comprehensive loss	$(23,625)	$(7,224)	$(18,214)	$(5,177)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bankrate, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended
	September 30,	September 30,
	2015	2014
Cash flows from operating activities
Net loss from continuing operations	$(17,503)	$(4,112)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	47,719	43,410
Provision for doubtful accounts receivable	281	390
Deferred income taxes	334	-
Amortization of deferred financing charges and original issue discount	1,130	1,632
Stock-based compensation	21,609	12,742
Impairment charge	35,000	-
Purchase accounting adjustment	(1,010)	-
Loss on disposal of assets	75	-
Changes in fair value of contingent acquisition consideration	735	2,832
Change in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(5,248)	(16,433)
Prepaid expenses and other assets	7,415	(29,943)
Accounts payable	5,676	2,517
Accrued expenses	(18,708)	4,404
Other liabilities	(10,158)	1,270
Deferred revenue and customer deposits	(355)	664
Net cash provided by operating activities - continuing operations	66,992	19,373
Net cash provided by operating activities - discontinued operations	180	78
Net cash provided by operating activities	67,172	19,451

Cash flows from investing activities
Purchases of furniture, fixtures and equipment and capitalized website development costs	(10,218)	(7,357)
Cash used in business acquisitions, net	(30,753)	(62,184)
Net cash used in investing activities - continuing operations	(40,971)	(69,541)
Net cash used in investing activities - discontinued operations	(221)	(222)
Net cash used in investing activities	(41,192)	(69,763)

Cash flows from financing activities
Cash paid for contingent acquisition consideration	(7,545)	(12,683)
Purchase of Company stock	(15,683)	(57,848)
Proceeds from exercise of stock options, net of costs	-	22,826
Net cash used in financing activities - continuing operations	(23,228)	(47,705)
Net cash provided by financing activities - discontinued operations	-	-
Net cash used in financing activities	(23,228)	(47,705)

Effect of exchange rate on cash and cash equivalents	101	(79)
Net increase (decrease) in cash	2,853	(98,096)
Cash - beginning of period	142,051	230,071
Cash - end of period	144,904	131,975
Less cash of discontinued operations - end of period	293	243
Cash of continuing operations - end of period	$144,611	$131,732

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bankrate, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

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

•

Credit Cards – we present visitors with a comprehensive selection of consumer and business credit and prepaid cards, providing detailed information and card comparison capabilities, and delivering news and advice on personal finance, credit card and bank policies, as well as tools and calculators to estimate credit scores and card benefits.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement of our results have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, for any other interim period or for any other future year.

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

Reclassification and Discontinued Operations

Certain amounts presented for the nine months ended September 30, 2014 reflect reclassifications made to conform to the presentation in our 2014 Annual Report and our current presentation.

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

In 2014, we commenced the process of divesting our operations in China. In accordance with accounting principles generally accepted in the United States (“GAAP”), the results of our operations in China are presented as discontinued operations and, as such, have been excluded from continuing operations in the Condensed Consolidated Statements of Comprehensive Income for all periods presented. The assets and liabilities of the operations in China at September 30, 2015 and December 31, 2014 have been classified and segregated as held for sale and subject to sale, respectively, in the Condensed Consolidated Balance Sheets. The cash flows related to the operations in China have been classified and segregated in the Condensed Consolidated Statement of Cash Flows, for all periods presented. See Note 13 – Discontinued Operations for presentation of the results of the discontinued operations in China.

New Accounting Pronouncements

Recently Adopted Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which amends the definition of a discontinued operation and requires entities to provide additional disclosures about disposal transactions that do not meet the discontinued operations criteria. This ASU requires discontinued operations treatment for disposals of a component or group of components of an entity that represent a strategic shift that has or will have a major impact on an entity’s operations or financial results. ASU 2014-08 also expands the scope of FASB Accounting Standards Codification (“ASC”) 205-20, “Discontinued Operations,” to disposals of equity method investments and acquired businesses held for sale. We adopted ASU 2014-08 on January 1, 2015, as required, and it did not have a material impact on our consolidated financial statements.

Recently Issued Pronouncements, Not Adopted as of September 30, 2015

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers that supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. In connection with ASU 2015-14 issued in August 2015, “Revenue from Contracts with Customers (Topic 606) – Deferral of Effective Date”, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, to be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. We are evaluating the effect that this amendment will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

In April 2015, the FASB issued ASU 2015-05 “Intangibles–Goodwill and Other–Internal-Use Software (Subtopic 350-40) – Customers Accounting for Fees Paid in a Cloud Computing Arrangement.” The amendments in this update provide a basis for evaluating whether a cloud computing arrangement includes a software license and clarification of the treatment of fees paid by the customer if that license is to internal-use software, other than internal-use software or not considered a license. This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We are currently evaluating the impact of this amendment, but at this time do not expect it to have a material impact on our consolidated financial statements.

In June 2015, the FASB issued ASU 2015-10, “Technical Corrections and Improvements.” This guidance’s intention is (i) to clarify the Codification for differences between original guidance and the Codification, (ii) correct unintended application of guidance and correct references, or (iii) streamline, simplify or make minor improvements to the Codification through minor structural changes to headings or minor editing of text to improve the usefulness and understandability, that are not expected to have a significant effect on current accounting practice. This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We are currently evaluating the impact of this guidance, but at this time do not expect it to have a material impact on our consolidated financial statements

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805) – Simplifying the Accounting for Measurement-Period Adjustments.” The intention of this update is to simplify the accounting adjustments made to provisional amounts recognized in business combinations, as the amendment requires the adjustments to provisional amounts be recorded in the current period that they are identified, which eliminates the need to retrospectively account for those adjustments. This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, and applied prospectively. We are currently evaluating the impact of this amendment, but at this time do not expect it to have a material impact on our consolidated financial statements.

NOTE 2 – GOODWILL AND INTANGIBLE ASSETS

During the third quarter, while the Company marketed its Insurance operating segment for sale, management noted a decline in its fair value. This triggering event resulted in impairment testing as of September 30, 2015. It was concluded that the segment is impaired. However, as our step two analysis was not yet complete we recorded our best estimate of the impairment loss, $35 million, based on the information available at the time. Actual impairment loss may be different from this amount and we will record an additional impairment charge in the fourth quarter 2015, upon the finalization of the step two analysis, if the analysis identifies that the implied fair value is below carrying value.

Goodwill activity for the nine months ended September 30, 2015 is shown below:

Balance, January 1, 2015	$641,367
Additions due to acquisitions	21,772
Estimated impairment charge	(35,000)
Balance, September 30, 2015	$628,139

Intangible assets consist primarily of domain names and URLs, customer relationships, affiliate relationships and developed technologies. Intangible assets are being amortized over their estimated useful lives on both straight-line and accelerated basis.

Intangible assets subject to amortization were as follows as of September 30, 2015:

(In thousands)	Cost	Accumulated Amortization	Net
Trademarks and URLs	$298,017	$(93,997)	$204,020
Customer relationships	227,078	(141,636)	85,442
Affiliate relationships	22,770	(13,292)	9,478
Developed technology	39,225	(21,456)	17,769
	$587,090	$(270,381)	$316,709

Intangible assets subject to amortization were as follows as of December 31, 2014:

(In thousands)	Cost	Accumulated Amortization	Net
Trademarks and URLs	$293,241	$(75,176)	$218,065
Customer relationships	223,906	(122,201)	101,705
Affiliate relationships	22,780	(12,617)	10,163
Developed technology	27,728	(18,673)	9,055
	$567,655	$(228,667)	$338,988

Amortization expense for the three and nine months ended September 30, 2015 was $14.0 million and $41.8 million, respectively, and amortization expense for the three and nine months ended September 30, 2014 was $13.2 million and $38.2 million, respectively.

Future amortization expense for assets placed into service on or before September 30, 2015 is expected to be:

Amortization
(In thousands)	Expense
Remainder of 2015	$13,968
2016	54,561
2017	53,545
2018	41,382
2019	32,270
Thereafter	120,983
Total expected amortization expense for intangible assets	$316,709

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

The following table presents the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
(In thousands, except share and per share data)	2015	2014	2015	2014
Net loss from continuing operations	$(23,253)	$(6,817)	$(17,503)	$(4,112)
Net loss from discontinued operations, net of income taxes	(138)	(207)	(615)	(1,019)
Net loss	$(23,391)	$(7,024)	$(18,118)	$(5,131)

Weighted average common shares outstanding for basic earnings per share	102,859,934	100,607,876	102,673,433	101,126,182
Additional dilutive shares related to share based awards	-	-	-	-
Weighted average common shares outstanding for diluted earnings per share	102,859,934	100,607,876	102,673,433	101,126,182

Basic net loss per share:
Continuing operations	$(0.23)	$(0.07)	$(0.17)	$(0.04)
Discontinued operations	-	-	(0.01)	(0.01)
Basic net loss per share	$(0.23)	$(0.07)	$(0.18)	$(0.05)

Diluted net loss per share:
Continuing operations	$(0.23)	$(0.07)	$(0.17)	$(0.04)
Discontinued operations	-	-	(0.01)	(0.01)
Diluted net loss per share	$(0.23)	$(0.07)	$(0.18)	$(0.05)

As the Company incurred a net loss for the three and nine months ended September 30, 2015 and 2014, all outstanding stock options, restricted stock awards and performance stock awards have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding. Accordingly, basic and diluted weighted average shares outstanding are equal for such periods.

NOTE 4 – STOCKHOLDERS’ EQUITY

The activity in stockholders’ equity for the nine months ended September 30, 2015 is shown below:

	Common Stock				Treasury Stock
(In thousands)	Shares	Amount	Additional paid-in capital	Accumulated Deficit	Shares	Amount	Accumulated Other Comprehensive Loss - Foreign Currency Translation	Total Stockholders' Equity

Balance at December 31, 2014	102,287	$1,023	$904,740	$(23,639)	(3,991)	$(58,472)	$(366)	$823,286
Other comprehensive loss, net of taxes	-	-	-	-	-	-	(96)	(96)
Treasury stock purchased	-	-	-	-	(1,437)	(15,683)	-	(15,683)
Restricted stock issued	655	6	(6)	-	-	-	-	-
Stock-based compensation	-	-	21,609	-	-	-	-	21,609
Net loss	-	-	-	(18,118)	-	-	-	(18,118)
Balance at September 30, 2015	102,942	$1,029	$926,343	$(41,757)	(5,428)	$(74,155)	$(462)	$810,998

In September 2015, the Company’s Board of Directors authorized a $75.0 million share repurchase program. During the three months ended September 30, 2015, 1,231,680 shares were repurchased for approximately $13.1 million. The share repurchase program will expire December 31, 2016.

NOTE 5 – SEGMENTS

The reportable segments presented below represent our operating segments for which separate financial information is available and utilized on a regular basis by the chief operating decision maker, the Company’s chief executive officer, to assess performance and allocate resources. Management evaluates the operating results of each of the operating segments based upon revenue and “Adjusted EBITDA”, which we define as income from continuing operations before depreciation and amortization, interest, income taxes, changes in fair value of contingent acquisition consideration, stock-based compensation, and other items such as loss on extinguishment of debt, legal settlements, acquisition, disposition, offering and related expenses, the impact of purchase accounting, restructuring charges, any impairment charge, and costs related to unusual governmental actions, the financial review process that was used to prepare the restatement  of our financial statements (the “Internal Review”), the restatement of our financial statements and related litigation. Our presentation of Adjusted EBITDA, a non-GAAP measure, may not be comparable to similarly-titled measures used by other companies.

	Three months ended September 30,
	2015		2014
(In thousands)	Revenue	Adjusted EBITDA	Revenue	Adjusted EBITDA
Banking	$26,979	$7,427	$28,355	$10,078
Credit Cards	65,388	32,771	58,834	23,857
Insurance	41,554	4,661	51,611	6,627
Other	6,839	(4,923)	2,850	(4,142)
Total Company	$140,760	39,936	$141,650	36,420

Less:
Interest and other expenses, net		5,558		5,231
Depreciation and amortization		16,157		14,964
Changes in fair value of contingent acquisition consideration		348		682
Stock-based compensation expense		9,756		4,404
Legal settlements		-		(7,732)
Acquisition, disposition, offering and related expenses		557		248
Restatement charges (A)		1,089		18,320
Impact of purchase accounting		-		193
Restructuring charges		93		-
Impairment charge		35,000		-
Income tax (benefit) expense		(5,369)		6,927
Net loss from continuing operations		$(23,253)		$(6,817)

__________

(A)	Restatement charges include expenses related to unusual governmental actions, the Internal Review, and restatement of our financial statements and related litigation.

	Nine months ended September 30,
	2015		2014
(In thousands)	Revenue	Adjusted EBITDA	Revenue	Adjusted EBITDA
Banking	$82,121	$27,187	$89,955	$34,267
Credit Cards	178,215	84,675	166,720	65,833
Insurance	137,987	17,511	149,288	18,795
Other	16,843	(13,241)	2,329	(13,231)
Total Company	$415,166	116,132	$408,292	105,664

Less:
Interest and other expenses, net (A)		17,250		15,583
Depreciation and amortization		47,719		43,410
Changes in fair value of contingent acquisition consideration		735		2,832
Stock-based compensation expense		21,609		12,742
Legal settlements		3		1,459
Acquisition, disposition, offering and related expenses		1,131		2,810
Restatement charges (B)		10,647		19,600
Impact of purchase accounting		34		413
Restructuring charges		93		-
Impairment charge		35,000		-
Income tax (benefit) expense		(586)		10,927
Net loss from continuing operations		$(17,503)		$(4,112)

__________

(A)	2015 includes a $1.2 million charge related to the exit of an office lease.
(B)	Restatement charges include expenses related to unusual governmental actions, the Internal Review, and restatement of our financial statements and related litigation.

NOTE 6 – FAIR VALUE MEASUREMENT

The carrying amounts of cash, accounts receivable and accrued interest approximate estimated fair value due to their short term nature. In measuring the fair value of our long term debt, we used market information. These estimates require considerable judgment in interpreting market data, and changes in assumptions or estimation methods could significantly affect the fair value estimates.

The following table presents estimated fair value, and related carrying amounts:

	September 30, 2015		December 31, 2014
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial liabilities:
Long term debt	$298,055	$288,000	$297,598	$280,500

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

The following tables present the fair value measurements of contingent acquisition consideration using the fair value hierarchy:

	Fair Value Measurement at September 30, 2015 Using
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurement:
Contingent acquisition consideration	$-	$-	$10,282	$10,282
Total recurring fair value measurements	$-	$-	$10,282	$10,282

	Fair Value Measurement at December 31, 2014 Using
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurement:
Contingent acquisition consideration	$-	$-	$19,028	$19,028
Total recurring fair value measurements	$-	$-	$19,028	$19,028

The following table sets forth a reconciliation of changes in the fair value of Level 3 financial liabilities, contingent acquisition consideration, for the nine months ended September 30, 2015:

Nine months ended
(In thousands)	September 30, 2015
Balance, January 1, 2015	$19,028
Additions to Level 3	3,766
Transfers into Level 3	-
Transfers out of Level 3	-
Change in fair value	735
Payments	(13,247)
Balance, September 30, 2015	$10,282

The unobservable inputs used in determining the fair value of contingent acquisition consideration for earnout periods not yet completed include discount factors of 14% to 16% based on our weighted average cost of capital and projected results of the acquired businesses. The fair value calculated as of September 30, 2015 is subject to sensitivity as it relates to the projected results of the acquired businesses, which are uncertain in nature. Each calculation is based on a separate formula and results that differ from our projections could impact the fair value significantly. During the nine months ended September 30, 2015, we changed certain estimates of the projected results of acquired businesses that resulted in a decrease in the fair value of contingent acquisition consideration and a credit to operating income of $946,000, offset by approximately $1.7 million recorded in the change in fair value of contingent acquisition consideration related to the passage of time.

NOTE 7 – STOCK-BASED COMPENSATION

In June 2015, the Company established the 2015 Equity Compensation Plan (the “2015 Plan”), replacing the former 2011 Equity Compensation Plan (the “2011 Plan”), to grant stock-based awards for up to 8,049,594 shares of our common stock, plus the remaining 1,644,199 shares, including forfeitures, that were available to be awarded under the 2011 Plan. Under the 2015 Plan, the Board of Directors or its delegate has the sole authority to determine who receives such grants, the type, size and timing of such grants, and to specify the terms of any non-competition agreements related to the grants. The purpose of the 2015 Plan is to attract and retain officers, employees and non-employees, to provide such persons incentives and rewards and to align the participants’ economic interests with that of our stockholders. As of September 30, 2015,  9,693,793 shares were available for future issuance under the 2015 plan.

The stock-based compensation expense for stock options, restricted stock and performance stock awards recognized in our condensed consolidated statements of comprehensive income are as follows:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2015	2014	2015	2014
Cost of revenue	$327	$400	$1,500	$1,097
Sales and marketing	813	644	2,811	1,871
Product development and technology	1,096	697	3,453	1,910
General and administrative	7,520	2,663	13,845	7,864
Total stock-based compensation	$9,756	$4,404	$21,609	$12,742

Restricted Stock

The following table summarizes restricted stock award activity for the nine months ended September 30, 2015:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2015	2,162,382	$14.40
Granted	1,390,206	12.46
Vested and released	(655,765)	15.57
Forfeited	(133,247)	13.70
Balance, September 30, 2015	2,763,576	$13.18

Stock-based compensation expense related to restricted stock awards for the three months and nine months ended September 30, 2015 was approximately $4.4 million and $13.3 million, respectively, and for the three and nine months ended September 30, 2014 was approximately $2.5 million and $7.0 million, respectively. As of September 30, 2015, there was unrecognized compensation cost related to non-vested restricted stock awards of $24.3 million, net of forfeitures, which is estimated to be recognized over a weighted average period of 1.4 years.

Performance Based Restricted Shares

Performance based shares activity was as follows for the nine months ended September 30, 2015:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2015	1,020,720	$15.71
Granted	1,394,288	12.73
Vested/Earned	-	-
Forfeited	(27,390)	14.48
Unearned	-	-
Balance, September 30, 2015	2,387,618	$12.97

During the nine months ended September 30, 2015, we granted 1,394,288 performance based restricted shares with an average grant date fair value of $12.73 per share. The shares include a performance condition, with the number of shares ultimately issued determined based on the Company’s Adjusted EBITDA for the two years ending December 31, 2016. The granted amount represents the maximum amount of the award at 150% of the target and the total number of shares ultimately issued can range from 0% to 100% of the granted amount. Stock-based compensation expense related to performance based shares for the three and nine months ended September 30, 2015 was approximately $4.8 million. No stock-based compensation expense was recorded for performance based shares during the three and nine months ended September 30, 2014 as satisfaction of performance conditions was not considered probable at that time. As of September 30, 2015, there was unrecognized compensation expense related to non-vested performance stock awards of $6.6 million, net of forfeitures, which is estimated to be recognized over a weighted average period of 2.1 years.

Stock Options

Stock option activity was as follows for the nine months ended September 30, 2015:

	Number of	Price	Weighted Average	Aggregate
	Shares	Per Share	Exercise Price	Intrinsic Value
Balance, January 1, 2015	2,825,709	$11.05 - 24.25	$16.04	$85,250
Granted	-	-	-
Exercised	-	-	-
Forfeited	(11,614)	15.00	15.00
Expired	(89,415)	15.00	15.00
Balance, September 30, 2015	2,724,680	$11.05 - 24.25	$16.05	$-

Pursuant to the income tax provisions of ASC 718 “Stock Compensation”, we follow the “long-haul method” of computing our hypothetical additional paid-in capital, or APIC, pool. Approximately 486,000 stock options vested during the nine months ended September 30, 2015.

The aggregate intrinsic value of stock options outstanding in the table above is calculated as the difference between the closing price of Bankrate’s common stock on the last trading day of the reporting period  ($10.35 at September 30, 2015) and the exercise price of the stock options multiplied by the number of shares underlying options with an exercise prices less than the closing price on the last trading day of the reporting period. Stock-based compensation expense related to stock option awards for the three and nine months ended September 30, 2015 was approximately $508,000 and $3.5 million, respectively, and for the three and nine months ended September 30, 2014 was $1.9 million and $5.7 million, respectively.

As of September 30, 2015, approximately $1.9 million of total unrecognized compensation costs, net of forfeitures, related to non-vested stock option awards is expected to be recognized over a weighted average period of 0.8 years.

NOTE 8 – INCOME TAXES

We calculate our income tax provision for interim periods based on two components: (i) the estimate of the annual effective tax rate and (ii) the existence of any interim period (i.e., discrete) events. The difference between income tax expense computed at the statutory rate and the reported income tax expense during the three and nine months ended September 30, 2015 is primarily due to a tax charge taken for stock compensation expense, U.S. state income tax expense,  a release of an uncertain tax position and the tax effect of goodwill impairment. The difference between income tax expense computed at the statutory rate and the reported income tax expense during the three and nine months ended September 30, 2014 is primarily due to nondeductible acquisition costs, the effect of U.S. state income tax expense and tax charges taken for stock compensation expense and the SEC settlement.

We have approximately $4.2 million and $5.2 million of unrecognized tax benefits at September 30, 2015 and December 31, 2014.

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

During the three months ended September 30, 2015, we concluded a New York City audit for years 2010, 2011 and 2012, for approximately $143,000 of additional tax paid.

During the three months ended September 30, 2015, the company filed amended tax returns for years 2011, 2012 and 2013 due to the financial restatement. The 2011 and 2012 amended tax returns have been audited by the IRS.

We accrued approximately $6,000 and $78,000 during the three months ended September 30, 2015 and 2014, respectively, and $25,000 and $234,000 during the nine months ended September 30, 2015 and 2014, respectively, for the payment of interest which is recorded as income tax expense.

During the three months ended September 30, 2015, we released approximately $1.1 million of an uncertain tax position and $88,000 of related interest, which was recorded as a benefit to tax expense due to a change in tax filing positions.

During the three months ended September 30, 2015, we recorded a new reserve for an uncertain tax position in the amount of $121,000.

Our effective tax rate on continuing operations was a benefit of 18.8% and 3.2% during the three and nine months ended September 30, 2015, respectively, compared to an expense of 6297.3% and 160.3% during the three and nine months ended September 30, 2014, respectively. The change in our effective tax rate during the nine months ended September 30, 2015 is primarily attributed to a tax charge taken in 2014 for the expense related to the SEC settlement, the tax effect of goodwill impairment and a release of an uncertain tax position in 2015.

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

SEC and DOJ Investigations

As previously disclosed, the SEC conducted a non-public formal investigation of Bankrate’s financial reporting with the principal focus on the quarters ending March 31, 2012 and June 30, 2012. The investigation examined whether accounting entries may have improperly impacted the Company’s reported results, including relative to market expectations at such time. On September 8, 2015, Bankrate announced a final settlement with the SEC with respect to the SEC’s investigation of the historical financial reporting. Without admitting or denying the findings in the SEC’s administrative cease-and-desist order, Bankrate paid a civil penalty of $15 million and entered into a consent order. In addition, as previously reported, the DOJ has informed the Company that it is investigating the matters that were the subject of the SEC investigation. It is not possible to predict when the DOJ investigation will be completed, the final outcome of the investigation, and what if any actions may be taken by the DOJ.

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

TCPA Litigation

On June 16, 2015, a putative class action lawsuit styled Johnson v. Bankrate, Inc. was filed against the Company in the United States District Court for the Southern District of Florida, alleging violations of the Telephone Consumer Protection Act (TCPA) and seeking statutory damages, injunctive relief and attorney’s fees. The plaintiff alleged that the Company contacted her and members of the class she seeks to represent on their cellular telephones without their prior express written consent and seeks to certify a nationwide class of individuals on that basis. The same day she filed her complaint, plaintiff filed a motion seeking an order certifying a class, but the court has stayed it pending the completion of discovery. On October 30, 2015, an amended complaint was filed adding a second named plaintiff, making the same allegations as the original complaint, and seeking certification of the same proposed class and the same relief as the original complaint. The Company intends to vigorously defend this lawsuit. The Company cannot presently estimate the amount of loss, if any, that would result from an adverse resolution of this case.

Sales Tax Contingencies

The Company may be subject to sales taxes related to sourcing of certain revenue streams in one of its operating segments in certain state jurisdictions. An estimate of the amount or range of possible loss cannot be estimated at this time as the Company needs to obtain additional information and perform certain analysis regarding these potential state taxes.

NOTE 10 – DEBT

Senior Notes

On August 2, 2013, the Company completed the offering of its 6.125% unsecured notes (“Senior Notes”). The Senior Notes, due 2018, were issued at 98.938% of par and accrue interest daily on the outstanding principal amount, which is payable semi-annually, in arrears, on August 15 and February 15.

As of August 15, 2015, we may redeem some or all of the Senior Notes at a premium that will decrease over time as set forth in Bankrate, Inc.’s Indenture, dated as of August 7, 2013 (the “Senior Notes Indenture”). Additionally, if the Company experiences a Change of Control Triggering Event (as defined in the Senior Notes Indenture), we must offer to purchase all of the Senior Notes at a price in cash equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of purchase. The Senior Notes Indenture contains covenants and events of default customary for transactions of this type and has no financial maintenance covenant. All obligations under the Senior Notes are guaranteed by the Guarantors (as defined below).

Interest expense, excluding the amortization of deferred financing costs and the original issue discounts, related to the Senior Notes was $4.6 million and $13.8 million, for the three and nine months ended September 30, 2015 respectively, and was $4.6 million and $13.8 million for the three and nine months ended September 30, 2014, respectively.

We amortized original issue discount, which is included within interest and other expenses on the accompanying condensed consolidated statements of comprehensive income, of $155,000 and $457,000 during the three and nine months ended September 30,  2015, respectively, and $145,000 and $429,000 during the three and nine months ended September 30, 2014, respectively. At September 30, 2015 and December 31, 2014, approximately $1.9 million and $2.4 million, respectively, of original issue discount remains to be amortized.

We amortized deferred loan fees related to the Senior Notes, which are included within interest and other expenses on the accompanying condensed consolidated statement of comprehensive income, of $425,000 and $1.2 million during the three and nine months ended September 30, 2015 and $322,000 and $948,000  during the three and nine months ended September 30, 2014, respectively. On March 31 and May 11, 2015, as required under the terms of the Company’s Senior Notes Indenture, as supplemented by the Third Supplemental Indenture thereto, we made $354,000 and $374,000 consent payments, respectively, to certain holders of the Senior Notes due to the delay in providing timely financial statements. These payments were recorded as deferred loan fees and are being amortized over the remaining term of the Senior Notes. At September 30, 2015 and December 31, 2014, approximately $5.4 million and $5.8 million, respectively, in deferred loan fees remains to be amortized.

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

The Credit Agreement contains customary affirmative and negative covenants and events of default and requires the Company to comply with a maximum consolidated total leverage ratio of 4.00:1.00 as of the last day of any fiscal quarter only if the aggregate amount (without duplication) of letters of credit (other than letters of credit that are issued and not drawn to the extent such letters of credit are cash collateralized) and loans outstanding under the Revolving Credit Facility exceed, on a pro forma basis, 30% of the total revolving commitments of all Lenders at such time. We were in compliance with all required covenants as of September 30, 2015.

All obligations under the Credit Agreement are guaranteed by the Guarantors and are secured, subject to certain exceptions, by first priority liens on the assets of the Company and the Guarantors.

As of September 30, 2015,  $70.0 million was available for borrowing under the Revolving Credit Facility and there were no amounts outstanding. During the three and nine months ended September 30, 2015, the Company amortized $85,000 and $254,000 of deferred loan fees, respectively, and during the three and nine months ended September 30, 2014 the Company amortized $85,000 and $254,000 of deferred loan fees, respectively, which is included in interest and other expenses on the accompanying condensed consolidated statements of comprehensive income (loss). At September 30, 2015 and December 31, 2014, approximately $839,000 and $1.1 million, respectively, in deferred loan fees remains to be amortized.

NOTE 11 – ACQUISITIONS

2015 Acquisitions

On April 1, 2015 we acquired Quizzle, LLC and during 2015 we acquired certain assets and assumed certain liabilities of other certain entities. These acquisitions had an aggregate purchase price of $40.3 million, including $6.9 million in fair value of deferred payments and $2.7 million in fair value of contingent acquisition consideration. The acquisitions were accounted for under purchase accounting and are included in our consolidated results from the acquisition dates. The financial results of the acquired businesses are immaterial individually and in aggregate to our net assets and results of operations. We recorded $21.8 million in goodwill and $19.2 million of intangible assets related to these acquisitions with estimated weighted average useful lives of 10 years, consisting of approximately $11.5 million of developed technology, approximately $4.6 million of trademarks and domain names and approximately $3.1 million of customer relationships.

2014 Acquisitions

Acquisition of Caring, Inc.

On May 1, 2014, we acquired Caring, Inc., a Delaware corporation (“Caring”), through the merger of a wholly owned subsidiary of Bankrate with and into Caring, with Caring continuing as the surviving corporation (the “Merger”), for $53.7 million, net of cash acquired, and $4.3 million was placed in escrow to satisfy certain indemnification obligations of Caring’s shareholders. As of September 30, 2015, no escrow payments have been made. We recorded approximately $23.0 million in goodwill, which reflects the adjustments necessary to allocate the purchase price to the fair value of the assets acquired and the liabilities assumed. We expect goodwill will not be deductible for income tax purposes. Approximately $29.5 million was recorded as intangible assets with estimated weighted average useful lives of 9 years, consisting of an Internet domain name for $14.6 million, customer relationships for $9.9 million, and developed technology for $5.0 million. Caring was a privately held company and the owner of Caring.com, a leading senior care resource for those seeking information and support as they care for aging family members and loved ones. This acquisition was made to complement our online publishing business and to enter a new product vertical. The results of operations of Caring are included in our consolidated results from the acquisition date. The acquisition is accounted for as a business combination.

Acquisition of Wallaby Financial, Inc.

On December 1, 2014, we acquired Wallaby Financial, Inc., a Delaware corporation (“Wallaby”), for $10.0 million. The financial results of Wallaby are immaterial to our net assets and results of operations. The acquisition was accounted for as a purchase and included in our consolidated results from the acquisition date. We recorded $6.1 million in goodwill and $3.9 million in intangible assets related to the acquisition, consisting of $3.6 million of developed technology and $250,000 of trademarks with estimated weighted average useful lives of 5 years. We expect goodwill will not be deductible for income tax purposes.

Other

During the year ended December 31, 2014, the Company also acquired certain assets and assumed certain liabilities of a third party for a purchase price of approximately $9.9 million, including $1.9 million of contingent acquisition consideration. The acquisition is immaterial to the Company’s net assets and results of operations. The acquisition was accounted for as a purchase and is included in the Company’s consolidated results of operations from the acquisition date. The Company recorded $30,000 in goodwill and approximately $9.9 million in intangible assets with a weighted average useful life of 7 years, consisting of trademarks and URLs.

NOTE 12 – RESTRUCTURING

During August 2015, we committed to an initiative of identifying best practices, enhancing internal controls and driving efficiency throughout the finance function, by improving processes and consolidating functions. During the three months ended September 30, 2015, as part of this process, we formally communicated the termination of employment to approximately 10 employees. The costs associated with this initiative primarily represent severance, outplacement services and other costs associated with employee terminations, the majority of which have been or are expected to be settled in cash. As of September 30, 2015, we have terminated several of these employees. We expect further restructuring expense of approximately $120,000 related to this initiative to be incurred over the next 12 months.

The following tables summarize the changes to our restructuring-related liabilities and identify the amounts recorded for restructuring expense and corresponding payments:

Nine months ended
September 30, 2015
(In thousands)
Balance at December 31, 2014	$-
Restructuring charges	93
Utilized	-
Balance at September 30, 2015	$93

NOTE 13 – DISCONTINUED OPERATIONS

In 2014, we commenced the process of divesting our operations in China, which is classified as discontinued operations in the condensed consolidated financial statements for all periods presented. In addition, the assets and liabilities associated with the discontinued operations are classified as assets held for sale and liabilities subject to sale, respectively, in the condensed consolidated balance sheets.

The following table presents the carrying amounts of major classes of assets and liabilities of the discontinued operations that are presented as assets held for sale and liabilities subject to sale on the Condensed Consolidated Balance Sheet:

	(Unaudited)
	September 30,	December 31,
(In thousands)	2015	2014
Cash and cash equivalents	$293	$326
Accounts receivable, net	201	479
Prepaid expenses and other current assets	135	177
Total current assets	629	982
Furniture, fixtures and equipment, net	384	635
Intangible assets, net	9	10
Other assets	193	-
Total assets classified as held for sale	$1,215	$1,627

Accounts payable	$8	$5
Accrued expenses	180	442
Deferred revenue and customer deposits	150	194
Other current liabilities	916	433
Total current liabilities	1,254	1,074
Total liabilities classified as subject to sale	$1,254	$1,074

The following table presents the major classes of line items constituting net loss from discontinued operations, which is presented in the Condensed Consolidated Statement of Comprehensive Income:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2015	2014	2015	2014
Revenue	$453	$410	$1,040	$906

Costs and expenses:
Cost of revenue	131	202	341	544
Sales and marketing	104	80	338	309
Product development and technology	57	68	149	246
General and administrative	176	181	522	561
Depreciation and amortization	92	88	280	268
Interest income and other	31	(2)	25	(3)
Net loss from discontinued operations	$(138)	$(207)	$(615)	$(1,019)

NOTE 14 – SUBSEQUENT EVENT

On November 5, 2015, the Company entered into an Equity Purchase Agreement with All Web Leads, Inc. for aggregate consideration of $165.0 million for its Insurance business. The purchase price to be paid by All Web Leads will consist of $140.0 million to be paid in cash at the closing, and $25.0 million to be paid on the second anniversary of the closing date in cash or, to the extent payment in cash in full is restricted under All Web Leads’ senior credit agreement, by delivery of a subordinated promissory note. The transaction is subject to certain closing conditions, including all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, having expired or been earlier terminated.

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

•

Credit Cards – we present visitors with a comprehensive selection of consumer and business credit and prepaid cards, providing detailed information and card comparison capabilities, and delivering news and advice on personal finance, credit card and bank policies, as well as tools and calculators to estimate credit scores and card benefits.

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

•

Acquired certain assets and assumed certain liabilities of LoanTek, Inc., an Idaho corporation (“LoanTek”). LoanTek provides subscription based mortgage software solutions, including pricing engines, to mortgage companies and other loan originators. LoanTek operates as part of our Banking business.

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

Senior Care Revenue

Senior care revenue is included in the Other segment. We mainly generate revenue through move-ins to contracted facilities that result from consumer inquiries that are generated on our sites or acquired from affiliates and are qualified with our team of family advisors. In addition, we generate some revenue on a subscription basis, whereby senior care facilities pay us a fixed price for listings in our directory and consumer leads.

Costs and Expenses

Cost of Revenue

Cost of revenue represents expenses directly associated with the creation of revenue and costs of fulfilling services. These costs include contractual revenue sharing obligations resulting from our distribution arrangements ("distribution payments"), cost of traffic acquisition (primarily search engine marketing expense), display advertising expense, direct response television advertising expense and our team of family advisors, salaries, editorial costs, market analysis and research costs, credit card processing fees, and allocated overhead. Distribution payments are made to website operators for visitors directed to our Online Network as well as to affiliates for insurance leads which we monetize through our distribution network as well as credit card offer clicks that are generated on our affiliated websites and monetized through our issuer network. These costs generally increase proportionately with revenue from our Online Network and distribution platforms. Editorial costs relate to writers and editors who create original content for our online publications and associates who build web pages. These costs have increased as we have added online publications and co-branded versions of our websites under distribution arrangements. Research costs include expenses related to gathering data on banking and credit products and consist primarily of compensation and benefits along with allocated overhead.

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

Acquisition, Disposition, Offering and Related Expenses

Acquisition, disposition, offering and related expenses represent direct expenses related to our acquisitions and offering and fees associated with our various offerings (e.g., the March 2014 secondary offering).

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

Critical Accounting Policies

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenue and expenses during the period. We base our judgments, estimates and assumptions on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. There have been no significant changes in our critical accounting policies or estimates during the nine months ended September 30, 2015 as compared to the critical accounting policies and estimates disclosed in management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K dated June 18, 2015 and filed with the SEC, except as updated in Note 1 in Notes to the Condensed Consolidated Financial Statements.

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

Management evaluates the operating results of each of our operating segments based upon revenue and “Adjusted EBITDA”, which we define as income from continuing operations before depreciation and amortization, interest, income taxes, changes in fair value of contingent acquisition consideration, stock-based compensation, and other items such as loss on extinguishment of debt, legal settlements, acquisition, disposition, offering and related expenses, the impact of purchase accounting, restructuring charges, any impairment charge, and costs related to unusual governmental actions, the Internal Review, the restatement of our financial statements and related litigation. Our presentation of Adjusted EBITDA, a non-GAAP measure, may not be comparable to similarly-titled measures used by other companies.

The following table displays our results for the respective periods expressed as a percentage of total revenue.

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
Statement of Operations Data:	2015	2014	2015	2014
Revenue	100%	100%	100%	100%

Costs and expenses:
Cost of revenue	53%	60%	55%	59%
Sales and marketing	4%	4%	5%	4%
Product development and technology	7%	5%	6%	5%
General and administrative	15%	21%	14%	13%
Legal settlements	0%	(6%)	0%	0%
Acquisition, disposition, offering and related expenses	0%	0%	0%	1%
Restructuring charges	0%	0%	0%	0%
Changes in fair value of contingent acquisition consideration	0%	1%	0%	1%
Impairment charge	25%	1%	8%	0%
Depreciation and amortization	12%	11%	12%	11%
Total costs and expenses	116%	96%	100%	94%
(Loss) income from operations	(16%)	4%	0%	6%

Interest and other expenses, net	4%	4%	4%	4%

(Loss) income before taxes	(20%)	0%	(4%)	2%
Income tax (benefit) expense	(4%)	5%	0%	3%
Net loss from continuing operations	(17%)	(5%)	(4%)	(1%)
Net loss from discontinued operations, net of income taxes	0%	0%	0%	0%
Net loss	(17%)	(5%)	(4%)	(1%)

Three months ended September 30, 2015 compared to three months ended September 30, 2014

Revenue

Total revenue was $140.8 million and $141.7 million for the three months ended September 30, 2015 and 2014, respectively, representing a decrease of approximately $0.9 million or 1%. Banking segment revenue decreased approximately $1.4 million, Credit Cards revenue increased approximately $6.6 million and Insurance revenue decreased approximately $10.1 million, while revenue in Other increased approximately $4.0 million. See our segment results of operations discussion for further information.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2015 of $74.7 million was $10.8 million (13%) lower than the same period in 2014. The decrease was primarily attributed to lower distribution payments to our online partners of $16.8,  partially offset by higher paid marketing expense of $4.5 million, higher employee compensation expense of $1.1 million, higher web analytical expense of $798,000 and other miscellaneous expenses.

Sales and Marketing

Sales and marketing expenses for the three months ended September 30, 2015 of $6.2 million were flat over the same period in 2014.

Product Development and Technology

Product development and technology costs for the three months ended September 30, 2015 of $9.6 million were approximately $2.2 million higher than the comparable period in 2014, primarily due to $1.1 million of higher employee costs, including compensation and benefits, $399,000 higher stock compensation expense, $338,000 of higher outside labor costs and other expenses.

General and Administrative

General and administrative expenses for the three months ended September 30, 2015 of $21.1 million were $7.9 million lower than the same period in 2014, due primarily to $17.2 million lower expenses related to the SEC investigation and financial audit, partially offset by approximately $4.9 million higher stock compensation expense, $1.8 million higher employee compensation expense, $481,000 higher corporate costs related mainly to outside professional fees and insurance, $468,000 higher contract labor costs, $387,000 higher information technology costs, an increase of $192,000 in facility costs and other expenses.

Legal Settlements

There were no legal settlement expenses in the three months ended September 30, 2015, while in the same period in 2014 we had a net benefit of approximately $7.7 million due to insurers’ commitments to reimburse us for the securities litigation settlement.

Acquisition, Disposition, Offering and Related Expenses

Acquisition, disposition, offering and related expenses for the three months ended  September 30, 2015  was $557,000 as compared to $248,000 for the same period in 2014. The acquisition, disposition, offering, and related expenses for the three months ended  September 30, 2015 were primarily related to costs associated with various ongoing acquisition and disposition activities.

Changes in Fair Value of Contingent Acquisition Consideration

Changes in fair value of contingent acquisition consideration for the three months ended September 30, 2015 was $348,000 due to the passage of time.

Changes in fair value of contingent acquisition consideration for the three months ended September 30, 2014 was $682,000 and consisted of increases to the fair value due to the passage of time of $695,000 and decrease to fair value due to a change in estimate of $14,000.

Impairment Charge

Impairment charge for the three months ended September 30, 2015 of $35.0 million was the result of an estimated impairment loss for the difference in the carrying value of our Insurance operating segment and its fair value due to a noted decline in its fair value. The step two analysis was not yet complete and an additional impairment charge may be recorded in the fourth quarter if the step two analysis identifies that the implied fair value is below carrying value.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended September 30, 2015 of  $16.2 million was $1.2 million higher than the same period in 2014 primarily as a result of amortization expense in connection with our acquisitions and higher depreciation expense associated with increased internal capitalized software as compared to 2014.

Interest and Other Expenses, net

Interest and other expenses, net for the three months ended September 30, 2015 primarily consists of expenses associated with our Senior Notes, partially offset by other income and de minimis interest earned on cash and cash equivalents. Interest and other expenses, net for the three months ended September 30, 2015 was $5.6 million, which primarily consisted of $4.6 million in interest for the Senior Notes,  $665,000 for the amortization of deferred financing costs and original issue discounts on the Senior Notes and the Credit Agreement, and other expenses.

Interest and other expenses, net for the three months ended September 30, 2014 primarily consisted of expenses associated with long term debt, partially offset by other income and de minimis interest earned on cash equivalents. Interest and other expenses, net for the three months ended September 30, 2014 was $5.2 million, which primarily consisted of $4.6 million for the Senior Notes and $552,000 for the amortization of deferred financing costs and original issue discount on the Senior Notes and the Credit Agreement.

Income Tax Expense

Our effective tax rate was a benefit of 18.8% during the three months ended September 30, 2015 from an expense of 6297.3% in the same period in 2014, this change was primarily due to a  tax charge taken in 2014 for the expense related to the SEC settlement, a tax effect of goodwill impairment and a release of an uncertain tax position in 2015.

Following is a discussion of the results of each of our reportable segments:

	Revenues		Adjusted EBITDA
	Three months ended		Three months ended
(In thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Banking	$26,979	$28,355	$7,427	$10,078
Credit Cards	65,388	58,834	32,771	23,857
Insurance	41,554	51,611	4,661	6,627
Other	6,839	2,850	(4,923)	(4,142)
Total Company	$140,760	$141,650	39,936	36,420

Less:
Interest and other expenses, net			5,558	5,231
Depreciation and amortization			16,157	14,964
Changes in fair value of contingent acquisition consideration			348	682
Stock-based compensation expense			9,756	4,404
Legal settlements			-	(7,732)
Acquisition, disposition, offering and related expenses			557	248
Restatement charges (A)			1,089	18,320
Impact of purchase accounting			-	193
Restructuring charges			93	-
Impairment charge			35,000	-
Income tax (benefit) expense			(5,369)	6,927
Net loss from continuing operations			$(23,253)	$(6,817)

__________

(A) Restatement charges include expenses related to unusual governmental actions, the Internal Review, and restatement of our financial statements and related litigation.

Banking

Revenue decreased $1.4 million (4.9%) for the quarter ended September 30, 2015 compared with 2014. Of the total revenue decrease, consumer inquiry revenues generated through our rate tables decreased by $0.6 million (3.2%) primarily driven by lower yields on a higher volume of inquiries. Other revenue decreased by $0.8 million primarily driven by lower unit pricing for display ads.

Adjusted EBITDA decreased $2.7 million (26.3%), partially due to the decreased revenue.  Expenses included in Adjusted EBITDA increased by $1.3 million from the prior year period. Cost of revenue increased by $0.2 million, primarily driven by increased paid marketing costs and partially offset by lower partner revenue share expenses. Sales and marketing expense was flat to prior year. Product development costs increased by $0.6 million primarily due to higher compensation expense and the integration of LoanTek. General and administrative expenses increased $0.5 million.

Credit Cards

Revenue increased $6.6 million (11.1%) for the quarter ended September 30, 2015 compared with 2014. Of the total revenue growth, consumer inquiry revenues from our owned and operated sites grew by $18.9 million (60.9%), of which higher volume and yields were the primary growth drivers. Consumer inquiry revenue growth was driven by higher advertising and marketing spend by credit card issuers through our owned and operated sites. However, overall growth was negatively impacted by lower affiliate revenues, which are at low margins. Other revenue, which is largely comprised of revenue generated through third-party affiliates, was down $12.4 million.

Adjusted EBITDA increased $8.9 million (37.4%). Expenses included in Adjusted EBITDA decreased $2.3 million from the prior year period, primarily due to a $4.2 million decrease in cost of revenue, mainly related to lower affiliate revenue share payments and partially offset by increased paid marketing. Sales and marketing expense was relatively flat to prior year. Product development and technology cost increased by $0.7 million primarily due to higher compensation expense. General and administrative expenses were $1.0 million higher, mainly attributed to higher compensation expense and travel costs.

Insurance

Revenue decreased $10.1 million (19.5%) for the quarter ended September 30, 2015 compared with 2014. Of the total decrease in revenue, consumer inquiry revenues generated through our platform decreased by $5.9 million (17.0%), which was driven by lower monetization. Other revenue, which is largely comprised of revenue generated through third-party affiliates, was down $4.2 million.

Adjusted EBITDA decreased approximately $2.0 million (29.7%). Expenses included in Adjusted EBITDA decreased $8.1 million from the prior year period. Cost of revenue decreased $8.1 million, primarily due to lower affiliate revenue share payments and paid marketing expense. Sales and marketing expense, product development and technology costs and general and administrative expenses were all primarily flat.

Other

The Other segment includes our Senior Care business along with general corporate expenses and intercompany eliminations. Revenue for the quarter ended September 30, 2015 compared with 2014 increased $4.0 million, while Adjusted EBITDA decreased $0.8 million. The revenue increase can be primarily attributed to our 2015 acquisitions and the growth of Caring.com, which was acquired in second quarter 2014.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

Revenue

Total revenue was $415.2 million and $408.3 million for the nine months ended September 30, 2015 and 2014, respectively, representing an increase of $6.9 million or 2%. Banking segment revenue decreased $7.8 million, Credit Cards revenue increased $11.5 million and Insurance revenue decreased $11.3 million, while revenue in Other increased $14.5 million. See our segment results of operations discussion for further information.

Cost of Revenue

Cost of revenue for the nine months ended September 30, 2015 of $228.2 million was $14.0 million lower than the same period in 2014. The decrease was primarily attributed to lower distribution payments to our online partners of $22.5 million partially offset by higher employee compensation expense of $3.6 million, higher paid marketing expense of $3.5 million, higher stock compensation expense of $403,000 and higher web analytic costs of $1.0 million.

Sales and Marketing

Sales and marketing expenses for the nine months ended September 30, 2015 of $18.7 million were primarily flat to prior year.

Product Development and Technology

Product development and technology costs for the nine months ended September 30, 2015 of $26.8 million were approximately $5.5 million higher than the comparable period in 2014, primarily due to $2.9 million of higher total employee costs, including compensation and benefits, $1.5 million of higher stock compensation expense, $651,000 in higher spend on analytics tools and production costs and $379,000 higher outside labor costs , partially offset by a decrease of $283,000 of technology spend and other costs.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2015 of $57.7 million were $4.4 million higher than the same period in 2014, due primarily to $6.0 million higher stock compensation expense, $4.4 million of higher total employee costs, $940,000 higher corporate expenses including accounting, legal, insurance and other expenses, $689,000 of higher facility costs, $617,000 of higher consulting costs and $556,000 increased information technology costs, partially offset by $9.0 million in lower expenses related to the SEC investigation and financial audit.

Legal Settlements

Legal settlements decreased approximately $1.5 million in the nine months ended September 30, 2015 from the same period in 2014 due to the securities litigation settlement during 2014.

Acquisition, Disposition, Offering and Related Expenses

Acquisition, disposition, offering and related expenses for the nine months ended September 30, 2015 was $1.1 million as compared to $2.8 million for the same period in 2014. The acquisition, disposition, offering, and related expenses for the nine months ended September 30, 2015 decreased primarily due to lower costs associated with various acquisition activities.

Changes in Fair Value of Contingent Acquisition Consideration

Changes in fair value of contingent acquisition consideration for the nine months ended September 30, 2015 was $735,000 which consisted of a decrease in fair value due to a change in estimates of projected results of $946,000, offset by an increase of approximately  $1.7 million due to the passage of time.

Changes in fair value of contingent acquisition consideration for the nine months ended September 30, 2014 was $2.8 million and consisted of increases to the fair value due to the passage of time of $2.3 million and increases to fair value due to a change in estimate of $529,000.

Impairment Charge

Impairment charge for the nine months ended September 30, 2015 of $35.0 million was the result of an estimated impairment loss for the difference in the carrying value of our Insurance operating segment and its fair value due to a noted decline in its fair value. The step two analysis was not yet complete and an additional impairment charge may be recorded in the fourth quarter if the step two analysis identifies that the implied fair value is below carrying value.

Depreciation and Amortization

Depreciation and amortization expense for the nine months ended September 30, 2015 of $47.7 million was $4.3 million higher than the same period in 2014 primarily as a result of amortization expense in connection with our acquisitions and higher depreciation expense associated with increased internal capitalized software as compared to 2014.

Interest and Other Expenses, net

Interest and other expenses, net for the nine months ended September 30, 2015 primarily consists of expenses associated with our Senior Notes, partially offset by other income and de minimis interest earned on cash and cash equivalents. Interest and other expenses, net for the nine months ended September 30, 2015 was $17.2 million, which primarily consisted of $13.8 million for the Senior Notes and $1.9 million for the amortization of deferred financing costs and original issue discounts on the Senior Notes and the Credit Agreement and a $1.2 million charge related to the exit of an office lease.

Interest and other expenses, net for the nine months ended September 30, 2014 primarily consisted of expenses associated with long term debt, partially offset by other income and de minimis interest earned on cash equivalents. Interest and other expenses, net for the nine months ended September 30, 2014 was $15.6 million, which primarily consisted of $13.8 million for the Senior Notes and $1.6 million for the amortization of deferred financing notes and original issue discount related to the Senior Notes and the Credit Agreement.

Income Tax Expense

Our effective tax rate changed to a benefit of 3.2% during the nine months ended September 30, 2015 from an expense of 160.3% in the same period in 2014, this change is primarily attributed to a tax charge taken in 2014 for the expense related to the SEC settlement, the tax effect of goodwill impairment and a release of an uncertain tax position in 2015.

Following is a discussion of the results of each of our reportable segments:

	Revenues		Adjusted EBITDA
	Nine months ended		Nine months ended
(In thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Banking	$82,121	$89,955	$27,187	$34,267
Credit Cards	178,215	166,720	84,675	65,833
Insurance	137,987	149,288	17,511	18,795
Other	16,843	2,329	(13,241)	(13,231)
Total Company	$415,166	$408,292	$116,132	$105,664

Less:
Interest and other expenses, net (A)			17,250	15,583
Depreciation and amortization			47,719	43,410
Changes in fair value of contingent acquisition consideration			735	2,832
Stock-based compensation expense			21,609	12,742
Legal settlements			3	1,459
Acquisition, disposition, offering and related expenses			1,131	2,810
Restatement charges (B)			10,647	19,600
Impact of purchase accounting			34	413
Restructuring charges			93	-
Impairment charge			35,000	-
Income tax (benefit) expense			(586)	10,927
Net loss from continuing operations			$(17,503)	$(4,112)

__________

(A) 2015 includes a  $1.2 million charge related to the exit of an office lease.

(B) Restatement charges include expenses related to unusual governmental actions, the Internal Review, and restatement of our financial statements and related litigation.

Banking

Revenue decreased $7.8 million (8.7%) for the nine months ended September 30, 2015 compared with 2014. Of the total revenue decrease, consumer inquiry revenues generated through our rate tables decreased by $2.9 million (5.4%) due to a change in product mix which resulted in lower average unit pricing. Other revenue decreased by $4.9 million primarily driven by a decline in sold advertising impressions.

Adjusted EBITDA decreased $7.1 million (20.7%) due primarily to reduced revenue. Expenses included in Adjusted EBITDA decreased $0.7 million from the prior year period. Cost of revenue declined by $2.3 million, primarily driven by lower partner revenue share expenses partially offset by an increase in paid marketing costs. Sales and marketing expense declined by $0.6 million, mainly attributed to lower variable compensation and promotional expense. Product development costs increased by approximately $1.6 million primarily due to increased spend on analytics and higher compensation expense. General and administrative expenses increased $0.5 million.

Credit Cards

Revenue increased $11.5 million (6.9%) for the nine months ended September 30, 2015 compared with 2014. Of the total revenue growth, consumer inquiry revenues from our owned and operated sites grew by $34.1 million (38.0%), of which higher yields through the click and call mix was the primary growth driver. Consumer inquiry revenue growth was driven by higher advertising and marketing spend by credit card issuers through our owned and operated sites. However, overall growth was negatively impacted by lower affiliate revenues, which are at low margins. Other revenue, which is largely comprised of revenue generated through third-party affiliates, was down $22.6 million.

Adjusted EBITDA increased $18.8 million (28.6%). Expenses included in Adjusted EBITDA decreased $7.3 million from the prior year period, primarily due to an  $11.2 million decrease in cost of revenue, mainly related to lower affiliate revenue share payments and paid marketing expense. Sales and marketing expense was relatively flat. Product development and technology cost increased by $1.2 million primarily due to higher compensation and benefit expense and other expenses. General and administrative expenses were $2.5 million higher, mainly attributed to higher compensation and benefit expense.

Insurance

Revenue decreased $11.3 million (7.6%) for the nine months ended September 30, 2015 compared with 2014. Of the total decrease in revenue, consumer inquiry revenues generated through our platform decreased by $4.7 million (4.8%), which was primarily driven by lower monetization. Other revenue, which is largely comprised of revenue generated through third-party affiliates, was down $6.6 million.

Adjusted EBITDA decreased $1.3 million (6.8%) on the decreased revenues. Expenses included in Adjusted EBITDA decreased $10.0 million from the prior year period, cost of revenue decreased by $8.7 million primarily due to lower paid marketing expenses and lower affiliate revenue share payments. Sales and marketing expense was $1.1 million lower, primarily attributed to lower agent promotional spend, employee compensation expense and commission expense. Product development and technology cost increased by $0.2 million. General and administrative expenses were $0.4 million lower.

Other

The Other segment includes our Senior Care business along with general corporate expenses and intercompany eliminations. Revenue for the nine months ended September 30, 2015 compared with 2014 increased $14.5 million, while Adjusted EBITDA was flat. The revenue increase can be attributed to our 2015 acquisitions and the growth of Caring.com, which was acquired in second quarter 2014.

Liquidity and Capital Resources

(In thousands)	September 30, 2015	December 31, 2014	Change
Cash and cash equivalents	$144,611	$141,725	$2,886
Working capital	$195,619	$176,213	$19,406
Stockholders' equity	$810,998	$823,286	$(12,288)

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

As of September 30, 2015, we had working capital of $195.6 million and our primary commitments were normal working capital requirements and $2.3 million in accrued interest for the Senior Notes. In addition, we have commitments for potential earn out obligations related to past acquisitions totaling $13.7 million as of September 30, 2015.

As of December 31, 2014, we had working capital of $176.2 million and our primary commitments were normal working capital requirements and $7.0 million in accrued interest for the Senior Notes. We had commitments for potential earn out obligations related to past acquisitions totaling $19.0 million as of December 31, 2014.

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

Debt Financing

Senior Notes

As of September 30, 2015, we had $300.0 million in Senior Notes outstanding for which interest is accrued daily on the outstanding principal amount at 6.125% and is payable semi-annually, in arrears, on February 15th and August 15th. The Senior Notes are due August 15, 2018. Accrued interest on the Senior Notes as of September 30, 2015 is approximately $2.3 million. Refer to Note 10 in the Notes to Condensed Consolidated Financial Statements for a further description of the Senior Notes.

Revolving Credit Facility

We have a Revolving Credit Facility in an aggregate amount of $70.0 million which matures on May 17, 2018 ("Revolving Credit Facility"). All obligations under the Revolving Credit Facility are guaranteed by the Guarantors and are secured, subject to certain exceptions, by first priority liens and security interests in the assets of the Company and the Guarantors.

As of September 30, 2015, we had no amount outstanding under the Revolving Credit Facility and we were in compliance with all required covenants.

Operating Activities

During the nine months ended September 30, 2015, operating activities from continuing operations provided cash  of $67 million compared to $19.4 million during the nine months ended September 30, 2014. This increase is mainly due to a  tax refund of $6.3 million during the nine months ended September 30, 2015 compared to taxes paid of $35.8 million in nine months ended September 30, 2014,  and an increase of $31.5 million in net income excluding non-cash charges (primarily depreciation and amortization, stock-based compensation, changes in fair value of contingent acquisition consideration and the impairment charge)  compared to prior year, partially offset by a decrease in working capital changes in operating assets and liabilities of $25.9 million compared to prior year.

Investing Activities

For the nine months ended September 30, 2015, cash used in investing activities  of continuing operations was $41 million and primarily consisted of business acquisitions of $30.8 million and purchases of furniture, fixtures, equipment and capitalized website development costs of $10.2 million.

For the nine months ended September 30, 2014, cash used in investing activities of continuing operations was $69.5 million primarily consisting of $62.2 million of business acquisitions and $7.4 million for purchases of furniture, fixtures, equipment and capitalized website development costs.

Financing Activities

For the nine months ended September 30, 2015,  cash used in financing activities of continuing operations was $23.2 million due to the repurchase of Company’s stock of $15.7 million and $7.5 million of payments of contingent acquisition consideration.

For the nine months ended September 30, 2014,  cash used by financing activities from continuing operations was $47.7 million primarily due to the repurchase of Company’s stock of $57.8 million and the payment of contingent acquisition consideration of $12.7 million, partially offset by the proceeds from the exercise of stock options of $22.8 million.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The primary objective of our investment strategy is to preserve principal while maximizing the income we receive from investments without significantly increasing risk. To minimize this risk, to date we have maintained our portfolio of cash equivalents in short-term and overnight investments that are not subject to market risk, as the interest paid on such investments fluctuates with the prevailing interest rates. As of September 30, 2015, all of our cash equivalents mature in less than three months.

None of our outstanding debt as of September 30, 2015 was subject to variable interest rates as we did not have an outstanding balance for borrowed money under our Revolving Credit Facility as of September 30, 2015. Interest under the Revolving Credit Facility accrues at variable rates based, at our option, on the alternate base rate (as defined in the Revolving Credit Facility) plus a margin of 3.0% or at the adjusted LIBO rate (as defined in the Revolving Credit Facility) plus a margin of 2.0%. Our fixed interest rate debt includes $300 million of the Senior Notes in the aggregate principal amount.

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

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act, as amended (the “Exchange Act”), management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2015 and determined that the disclosure controls and procedures were not effective at a reasonable assurance level as of that date. Management based its conclusion on the fact that the material weakness in the operating effectiveness of our internal control over financial reporting that existed at December 31, 2014, as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on June 18, 2015 (the “2014 Annual Report”), had not been remediated at September 30, 2015, as the Company was still in the process of fully implementing or testing the effectiveness of various remediation measures. For a description of the material weakness, see Part II, Item 9A in the 2014 Annual Report.

Management has taken and is taking steps, as described below under “Remediation Plan,” to remediate the material weakness in the operating effectiveness of our internal control over financial reporting. We believe that, as a result of management’s in-depth review of its accounting processes, and the additional procedures management has implemented, there are no material inaccuracies or omissions of material fact in this Form 10-Q and, to the best of our knowledge, we believe that the condensed consolidated financial statements in this Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows in conformity with GAAP.

Remediation Plan

We and our Board treat the control and integrity of our financial statements with the utmost priority. Management is committed to the planning and implementation of remediation efforts to address control deficiencies and any other identified areas of risk. These remediation efforts, which are either implemented or in process, are intended to both address the identified material weakness and to enhance our overall financial control environment. In particular:

•	we replaced our CFO, and certain other persons formerly involved in our financial reporting function are no longer with the Company.
•

we appointed a Corporate Controller, a VP/Director of Taxation, a Vice President of Internal Audit, a Vice President of Finance at an operating subsidiary, a Senior Director of External Reporting and a Senior Director of Financial Systems.

•	we have hired and will add, as needed, additional experienced Certified Public Accountants in the corporate office.
•

our Audit Committee conducted an intensive review, with the assistance of its own independent counsel and independent forensic accountants, of journal entries, vendor invoices, e-mail, and other documents relating to areas in which errors, irregularities or control deficiencies might exist.

•	we have implemented efforts to restructure accounting processes, centralize certain accounting functions, and revise organizational structures to enhance accurate accounting and appropriate reporting.
•

we have implemented efforts to strengthen interim and annual financial review controls to function with a sufficient level of precision to detect and correct accounting errors on a timely basis, strengthened the internal operating unit certification process, and established a Disclosure Committee with formalized processes to support the integrity of external financial reporting.

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

Changes in Internal Control over Financial Reporting

Other than the changes described above under “Remediation Plan” that occurred during the quarter ended September 30, 2015, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The information with respect to legal proceedings is incorporated by reference from Note 9 of our Condensed Consolidated Financial Statements included herein.

Item 1A.  Risk Factors

An investment in our securities involves risk. You should carefully consider the following risk factors and those set forth in our Annual Report on Form 10-K for the year ended December 31, 2014, as well as the other information included in this Quarterly Report, before investing in our securities. You should be aware that these risk factors and other information may not describe every risk facing our Company. Any of these risks could materially and adversely affect our business, financial condition, results of operations or prospects, and cause the value of our securities to decline, which could cause you to lose all or part of your investment in our Company.

The following is an update to the “Risks Related to the Restatement and Other Accounting Issues” set forth in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2014.

The Company faces a risk of substantial damages in class action litigation for alleged violations of the anti-fraud provisions of the Securities Exchange Act of 1934 and for alleged false registration statements and prospectuses under the Securities Act of 1933.

In September and October 2014, the Company and certain of its current and former officers and directors were named as defendants in putative class action lawsuits alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and Sections 11 and 12 of the Securities Act of 1933. One such lawsuit remains pending captioned The City of Los Angeles v. Bankrate, Inc., et al. The action alleges, among other things, that the Company’s 2011, 2012, and 2013 financial statements improperly recognized revenues and expenses and therefore were materially false and misleading. In February 2015, the complaint was amended to add allegations relating to the Company’s March 2014 secondary offering of Company common stock. See Note 9 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report for additional discussion of this litigation. If the Company is found liable for violations of the securities laws as alleged in the putative class action, it could be required to pay substantial amounts for damages for losses to purchasers of Company securities during the class period and for damages to persons who purchased the 16.1 million shares of Company stock sold in the March 2014 secondary offering at $18.25 per share. While the plaintiff in the class action has not specified the amount of damages and the Company cannot presently estimate such amount, a class-wide damages award could have a materially adverse impact on our business, financial condition, results of operations and cash flows. In addition, this lawsuit could require significant management time and attention and result in significant legal expenses.

The following supplements the risks set forth in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2014:

Risks Related to the Sale of Our Insurance Business

The proposed sale of our Insurance business is subject to closing conditions, including conditions that may not be satisfied within the expected time period, if at all. The failure to complete the proposed sale, or a significant delay in completing the proposed sale, could adversely affect the price of our common stock and otherwise have an adverse effect on us.

The completion of the proposed sale of our Insurance business is not assured and is subject to a number of closing conditions and risks, including the risk that we do not obtain the clearances required under the Hart-Scott-Rodino Antitrust Improvement Acts of 1976, as amended, and any other applicable antitrust laws, and the risk that other closing conditions are not satisfied.  If the proposed sale is not completed, or if there are significant delays in completing the proposed sale, the trading price of our common stock and our future business and financial results could be adversely affected.

A failed transaction may result in negative publicity or a negative impression of us in the investment community and may affect our relationship with employees, customers, suppliers and other business partners.  Accordingly, if the proposed sale is not completed, the trading price of our common stock may be adversely affected.

In the event of a failed transaction, we will still have to pay certain costs associated with the proposed sale, which will be significant and will primarily consist of legal fees, financial advisor fees and other related costs.  These costs could adversely affect our operations and cash flow position.

We may not receive some or all of the deferred compensation payable by All Web Leads under the Purchase Agreement, which could adversely affect our operations.

The Equity Purchase Agreement (the “Purchase Agreement”) with All Web Leads, Inc. provides that $25.0 million of the $165.0 million aggregate purchase price payable to us as consideration for the sale of our Insurance business to All Web Leads will be paid on the second anniversary of the closing date.  If All Web Leads is unable to pay the deferred payment amount in full on or before the second anniversary of the closing date as a result of restrictions under its credit agreement, All Web Leads will pay us as much of the deferred payment amount as is permitted under its credit agreement and deliver to us a subordinated promissory note in a principal amount equal to the unpaid portion of the deferred payment amount plus interest accrued at 8.0% per annum from the date of closing on such unpaid portion.  The promissory note will have an interest rate of one-year LIBOR plus 8.0% per annum and will mature on the date that is six months after the maturity date of All Web Leads’ credit facility.  Both the deferred compensation payable under the Purchase Agreement and the obligations under promissory note, if it is issued in lieu of cash payment, will be subordinated to All Web Leads’ senior indebtedness.

We have no assurance that All Web Leads can or will perform its payment and other obligations with respect to the deferred compensation payable under the Purchase Agreement or under the promissory note, if it is issued in lieu of cash payment.  If All Web Leads is unable to perform its obligations with respect to the deferred compensation payable under the Purchase Agreement or under the promissory note, if it is issued in lieu of cash payment, our receipt of the full amount of the deferred compensation payable under the Purchase Agreement may be delayed or may not be collectible at all.  Additionally, we may incur significant legal fees in pursuing collection of the deferred compensation payable under the Purchase Agreement or under the promissory note, if it is issued in lieu of cash payment.  Any such delay, additional costs, loss or nonpayment could adversely affect our ability to fund our remaining operations.

The tax benefits attributable to the proposed sale may not be realized.

The proposed sale of our Insurance business is expected to result in certain tax benefits.  If the transaction fails to close, or if the U.S. Internal Revenue Service disagrees with our treatment of the transaction for tax purposes, we may not realize some or all of the tax benefits we anticipate from the proposed sale.  The failure to receive some or all of the tax benefits attributable to the proposed sale may adversely affect our operations and financial position.

Our Insurance Business Will Be Subject to Business Uncertainties and Contractual Restrictions While the Sale is Pending.

Uncertainty about the effect of the sale on employees, customers, partners, and suppliers may have an adverse effect on the Insurance business and, consequently, on the Company.  These uncertainties may impair our ability to retain and motivate key personnel and could cause customers, partners, suppliers, and others that deal with our Insurance business to defer entering into contracts with, or making other decisions concerning, us or to seek to change existing business relationships with us.  The loss or deterioration of relationships with significant customers, partners, or suppliers could have an adverse effect on us.  In addition, the Purchase Agreement restricts us from taking other specified actions until the sale closes without the consent of the buyer.  These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the sale.

We are subject to provisions under the Purchase Agreement that limit our ability to pursue alternatives to the proposed sale and that could discourage a potential competing acquirer from making a favorable alternative transaction proposal to us.

Under the Purchase Agreement, we are restricted from entering into alternative acquisition transactions for the sale of our Insurance business.  Unless and until the Purchase Agreement is terminated, subject to limited exceptions, we are restricted from, among other things, negotiating or entering into any agreement or any transaction involving a merger, purchase or disposition of any of the assets of our insurance business and knowingly encouraging, soliciting or initiating discussions, negotiations or submissions of proposals or offers for competing acquisition transactions.  These provisions could discourage a third party that may have an interest in acquiring all or a significant part of our insurance business from considering or proposing that acquisition, even if such third party were prepared to pay more consideration.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Company Purchase of Equity Securities

The following table sets forth the Company’s purchases of equity securities for the periods indicated:

Maximum Number
(or Approximate
			Total Number of	Dollar Value)
			Shares Purchased as	of Shares That May
			Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans or
Period	Shares Purchased	Paid Per Share	or Programs	Programs (A)
July 1, 2015 through July 31, 2015	-	$-	-	$-
August 1, 2015 through August 31, 2015	-	$-	-	$-
September 1, 2015 through September 30, 2015 (A)	1,231,680	$10.63	1,231,680	$61,903,495

(A)

On September 10, 2015 the Company's Board of Directors authorized a $75,000,000 share repurchase program which allows the Company to repurchase shares of its common stock in open market or private transactions. The program will expire on December 31, 2016.

Item 3.   Default Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not Applicable

Item 5.    Other Information

None.

Item 6.     Exhibits

Exhibit No.	Description

10.32	Form of Bankrate, Inc. 2015 Equity Compensation Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the SEC on August 26, 2015

10.33	Executive agreement between Bankrate, Inc. and Kenneth Scott Kim, dated September 14, 2015

10.34

Separation agreement, dated November 2, 2015, by and between Bankrate, Inc. and Donaldson M. Ross (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2015)

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

     Bankrate, Inc.

Date: November 6, 2015	By:	/s/ Steven D. Barnhart
Steven D. Barnhart
Senior Vice President, Chief Financial Officer (Mr. Barnhart is the Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant)