Form 10-K
period 2015-12-31
Bankrate, Inc.
filed 2016-03-09
CIK 1518222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File No. 1-35206

(Exact name of registrant as specified in its charter)

Delaware	65-0423422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
477 Madison Avenue, Suite 430 New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (917) 368-8600

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 Par Value	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☑

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $629,019,797 (based on a closing price of $10.49 per share for the registrant’s common stock on the New York Stock Exchange on June 30, 2015).

The number of outstanding shares of the issuer’s common stock as of January 29, 2016 was as follows: 97,332,122 shares of Common Stock, $0.01 par value.

Bankrate, Inc. and Subsidiaries

Annual Report on Form 10-K for the Year Ended December 31, 2015

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” which involve risks and uncertainties. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions that relate to our strategy, plans or intentions. All statements we make relating to our estimated and projected earnings, margins, revenues, costs, expenditures, cash flows, growth rates, strategy and financial results or to our expectations regarding future industry trends and competitive dynamics or regarding resolution of litigation or governmental matters described in this Annual Report on Form 10-K are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon certain assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known or unknown factors, and it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are based upon information available to us on, and speak only as of, the date of this report.

Important factors that could cause actual results to differ materially from our expectations, which we refer to as cautionary statements, are discussed in detail in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. All forward-looking information in this Annual Report on Form 10-K and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include without limitation:

•

the willingness or interest of banks, lenders, brokers, credit card issuers, senior care providers and other advertisers in the business verticals in which we operate to advertise on our websites or mobile applications, or purchase our leads, clicks, calls and referrals;

•	changes in application approval rates by our credit card issuer customers;
•	increased competition and its effect on our website traffic, click-through rates, advertising rates, margins, and market share;
•

our dependence on internet search engines to attract a significant portion of the visitors to our websites and our ability to diversify the sources from which we obtain visitor traffic to our websites and mobile applications, including without limitation through use of social media channels;

•	the timing of Google’s termination of its Google Compare services or any change to its decision to terminate such services;
•	changes by Google in the way it displays organic or paid search results;
•	our dependence on traffic from our partners to produce a significant portion of the company’s revenue and our ability to establish and maintain distribution arrangements;
•	the willingness of consumers to accept the Internet and our online network as a medium for obtaining information on financial products or senior care;
•	shift of visitors from desktop to mobile and mobile app environments;
•	the rate of conversion of consumers’ visits to our websites or mobile applications into senior care referrals and the rate at which those referrals result in move-ins with our senior care customers;
•	the number of consumers seeking information about the financial and senior care products we have on our websites or mobile applications;
•

our ability to successfully execute on our strategies, and the effectiveness of our strategies and investments in our business, including without limitation whether they result in increased revenue or profitability;

•	our ability to maintain good working relationships with our customers and third-party providers and to continue to attract new customers;
•	the material weakness in the operating effectiveness of our internal controls over financial reporting and our ability to rectify this issue completely and promptly;
•	risks relating to the defense or litigation of lawsuits, including the putative securities class action lawsuit currently pending and described in this document;
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

•

any delay or failure to pay the deferred portion of the purchase price, or contractually required reduction in the purchase price as a result of closing working capital adjustments, in connection with the sale of the Company’s Insurance business in December 2015;

•	our ability to anticipate and manage cybersecurity risk and data security risk and to mitigate or resolve issues that may arise;

•

the effects of any security breach, data breach or cyberattack on our systems, websites or mobile applications, or on our reputation, and the impact of any notification costs or other liability arising from any security breach, data breach or cyberattack on our business;

•	technological changes and our ability to adapt to new or evolving technologies that affect our business environment or operations;
•	our ability to maintain effective disclosure controls and procedures and internal control over financial reporting;
•	our ability to manage traffic on our websites or mobile applications, and service interruptions;
•	our ability to maintain and develop our brands and content;
•	our indebtedness and the effect such indebtedness may have on our business;
•	our need and our ability to obtain additional debt or equity financing;
•	our ability to integrate the operations and realize the expected benefits of businesses that we have acquired and may acquire in the future;
•	the effect of unexpected liabilities we assume (whether intentional or not) from our acquisitions;
•	the effect of programmatic advertising platforms on display revenue;
•	our ability to attract and retain executive officers and personnel;
•	any failure or refusal by our insurance providers to provide coverage under our insurance policies;
•	our ability to protect our intellectual property;
•	the effects of potential liability for content on our websites or mobile applications;
•

the effect of our operations in the United Kingdom and possible expansion to other international markets, in which we may have limited experience, and our ability to successfully execute on our business strategies in international markets;

•	the strength of the U.S. economy in general and the financial services industry in particular;
•	changes in monetary and fiscal policies of the U.S. government and interest rate volatility;
•	changes in consumer spending and saving habits;
•	review of our business and operations by regulatory or other governmental authorities;
•	changes in laws and regulations or interpretations of laws and regulations, other changes in the legal and regulatory environment, and the impact of such changes on the operation of our business;
•	any impairment to our goodwill and/or intangible assets;
•	changes in accounting principles, policies, practices or guidelines; and
•	our ability to manage the risks involved in the foregoing.

We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this Annual Report on Form 10-K may not in fact occur. Accordingly, investors should not place undue reliance on those statements. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

PART I.

Item 1. Business

Overview

Bankrate, Inc. and its subsidiaries (“Bankrate” or the “Company,” “we,” “us,” “our”) aggregate large scale audiences of in-market consumers by providing them with proprietary, fully researched, comprehensive, independent and objective personal finance editorial content across multiple verticals including mortgages, deposits, credit cards,  senior care and other categories, such as retirement, automobile loans, credit management techniques and taxes. Our comprehensive offering of personal finance content and product research has positioned us as a recognized personal finance authority with over 300,000 attributable media mentions or interviews in 2015, including numerous television features on major networks. Our flagship websites Bankrate.com,  CreditCards.com and Caring.com are leading vertical content destinations in each of their respective categories and connect our audience with contextually relevant advertisers and financial service and senior care providers. In addition, we distribute our content on a daily basis to over 100 online partners and print publications, including some of the most recognized brands in the world.

Our business benefits from the secular shift toward consumer use of the Internet and Mobile Apps to research and shop for personal finance products. The Internet’s unique aggregation capabilities allow consumers to access and research vast amounts of information to efficiently compare prices and enable an informed purchase decision. We believe this is driving consumers to increasingly research and engage online for personal finance products and shift away from more traditional buying patterns. We stand to benefit from this major secular shift as a result of our leading position in the personal financial services markets driven by our strong brands, proprietary and aggregated content, breadth and depth of personal finance products, broad distribution, leading position in algorithmic search results and monetization capabilities.

Founded as a financial and market data research business, Bankrate began moving from print-based to online in 1996. We have strategically broadened and diversified our product, content and consumer offerings through internal development activities and acquisitions. We now offer:

•	branded content that educates consumers and financial professionals on a variety of personal finance topics;
•	a market leading platform for consumers searching for competitive rates on mortgages, deposits, and money market accounts;
•	comparative credit card offers to customers for consumer and business credit cards in the United States, Canada and the United Kingdom through our leading network of credit card websites;
•

helpful caregiving content, a comprehensive online senior living community directory for the United States, a local directory covering a wide array of other senior caregiving services, and telephone support and advice from trained Family Advisors to consumers looking for senior care options; and

•	personal financial service offerings including credit monitoring and debt management.

Our unique content and rate information is distributed through two main sources: through our owned and operated websites and online co-brands and through our partners. We own a network of content-rich, proprietary websites focused on specific vertical categories, including mortgages, deposits, credit cards, senior care and other personal finance categories. We also develop and provide content, tools, web services and co-branded websites to over 150 online partners, including some of the most trusted and frequently visited personal finance sites on the Internet including Yahoo!, Realtor.com, Dow Jones and Bloomberg.

Our primary sources of revenue are consumer inquiries and consumer applications that we deliver to our customers and display advertising. During the year ended December 31, 2015, we generated revenue of $370.5 million, net income from continuing operations of $17.7 million, Adjusted EBITDA of $127.1 million and cash provided by operating activities, of $91.8 million. During the year ended December 31, 2014, we generated revenue of $350.3 million, net income from continuing operations of $7.9 million, Adjusted EBITDA of $117.8 million, and cash flow from operating activities,  of $42.5 million.  Financial results for all periods presented have been adjusted for the reclassification of our former Insurance business to discontinued operations. See “Selected Financial Data” for a reconciliation of Adjusted EBITDA to net income.

Segments

Our business is organized into the following reportable segments:

•

Banking – we offer information on rates for various types of mortgages, home lending and refinancing options, specific to geographic location and covering all 50 states, and personal and auto loans; rate information on various deposit products such as money markets, savings and certificates of deposits; and information on retirement, taxes and debt management. This segment also provides original articles on topics related to the housing market and loan refinancing; provides online analytic tools and services to calculate investment values, provide home loan estimates and recommendations, budget planning and credit reports and monitoring; and provides content on topics such as retirement 401(k) accounts, Social Security, tax deductions and exemptions, auto loans, debt consolidation and management and credit risk and credit management techniques.

•

Credit Cards – we present visitors with a comprehensive selection of consumer and business credit and prepaid cards, providing detailed information and comparison capabilities, and host news and advice on personal finance, credit card and bank policies, as well as tools, calculators, products and services to estimate credit scores and card benefits, provide identity theft protection and credit monitoring.

•

Senior Care – a leading online destination for those seeking information and support as they care for aging parents and loved ones. We provide thousands of original articles, helpful tools, a comprehensive online senior living community directory for the United States, a local directory covering a wide array of other senior caregiving services, and the collective wisdom of an involved online community.

•	Other – includes unallocated corporate overhead, the elimination of transactions between segments and the results of operations of Quizzle.

For financial information about our reportable segments for the years ended December 31, 2015, 2014 and 2013, see Item 7 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations, and Item 8, Note 6 – Segment Information, Geographic Data and Concentrations.

Company Developments

Acquisitions

The Company has grown significantly in size and scope of offerings via acquisition. In 2010, we acquired CreditCards.com, Inc. (“CreditCards”), which greatly expanded our presence in the credit card vertical. In 2014, we acquired Caring, Inc. (“Caring”), which complements our financial services offerings with editorial content and trained senior living advisors and provides us access to the fast growing senior care market. In 2015 we were active in the acquisition marketplace as we acquired (i) SeniorHomes.com, which complements our Senior Care business and increases our penetration into the senior care market by providing an additional online platform that provides information on senior housing and care options to families and individuals in the U.S., including articles, resources, a directory of care options for assisted living, independent living, retirement, memory care, continuing care, nursing home, home care, respite care and hospice care communities; (ii) Quizzle, LLC (“Quizzle”), which operates Quizzle.com and complements our financial services offerings with a national free credit report and monitoring site that provides users with free credit scores and credit reports, as well as offering credit monitoring and identity protection services; and (iii) certain assets of LoanTek, Inc., (“LoanTek”), which also complements our financial service offerings with subscription based mortgage software solutions, including pricing engines, offered to mortgage companies and other loan originators.

In each case these acquisitions enabled us to strengthen our offering to both advertisers seeking high quality leads and consumers who are looking for a comprehensive suite of financial products. These acquisitions have strengthened our position through increased selection of products and increased scale of our audience resulting in greater appeal to personal financial services partners.

Divestiture

In 2015, we sold our Insurance business, including NetQuote Holdings, Inc. and its subsidiaries (“NetQuote”), which we had acquired in 2010, along with other assets used in the operation of the insurance business for a purchase price comprised of (i) $140.0 million in cash paid to us at closing, plus $200,000 for cash to remain at the Insurance business companies, and (ii) $23.5 million to be paid to us on the second anniversary of the closing date subject to customary adjustments for working capital.

Initial Public Offering

In June 2011, the Company (then owned by Ben Holding S.à r.l. an entity wholly owned by Apax VII Funds which are advised by Apax Partners L.P. and Apax Partners LLP) sold, at a price of $15.00 per share, 12,500,000 shares of common stock, and certain stockholders of the Company sold 10,494,455 shares of common stock, including 2,994,455 shares sold by certain of its existing stockholders upon the exercise of the underwriters’ option to purchase additional shares (“Initial Public Offering”). We raised a total of $170.3 million after deducting underwriting discounts of $11.3 million and offering costs of $5.9 million. We used approximately $123.0 million of the net proceeds from the Initial Public Offering to pay down debt and related accrued interest and for other general corporate purposes, including financing our growth. The offer and sale of all of the shares in the Initial Public Offering for an aggregate offering price of $345.0 million were registered under the Securities Act.

Secondary Offering

In March 2014, Bankrate, Inc. completed a secondary offering (the “Offering”) of 16,100,000 shares of common stock (the “Shares”) by Ben Holding S.à r.l. The Company did not receive any of the proceeds from the Offering. The Offering was made pursuant to the Company’s shelf registration statement on Form S-3, filed with the SEC on February 27, 2014, and related prospectus supplement dated March 4, 2014.

Industry

The Internet has evolved into one of the most effective and comprehensive sources for personal finance content. Traditionally, consumers used sources of information such as word-of-mouth, referrals, newspapers and mortgage guides to research and address their financial needs. However, these approaches are often time consuming, error prone, and not transparent. Widespread access to the Internet and availability of content and the benefits associated with shopping and researching online has allowed consumers to increasingly rely on the Internet for their financial shopping needs. Using the Internet, consumers can search for and compare financial products and services across multiple sites and choose the right alternative for them.

Companies continue to expand their online marketing efforts to reach this large and growing online audience cost-effectively. As website traffic grows, online advertising continues to grow as a share of overall advertising. This growth is seen as eMarketer noted that U.S. internet advertising continues to be the fastest growing advertising medium with forecasted annual average growth of 17% from 2014 to 2019. eMarketer also estimates that internet advertising will increase its share of the U.S. advertising market from 31.6% in 2015 to 41.1% in 2019. Additionally, eMarketer forecasts an annual average growth rate of 13% for U.S. internet advertising for financial services from 2014 to 2019. The main driver of U.S. and global advertising spend growth is mobile and it is estimated that mobile will contribute 87% of all new global ad spend between 2015 and 2018. We believe our business will continue to benefit as the percentage of advertising dollars spent online increases to reflect the greater amount of media consumed online.

Our Solution

We provide consumers and institutions with a comprehensive personal finance marketplace through our leading content-rich flagship websites: Bankrate.com,  CreditCards.com,  Caring.com,  and our other branded personal finance destination websites. We allow consumers to shop for a wide variety of financial products and services online, including mortgages, deposit accounts, credit cards and senior living community options. We offer fully researched, independent and objective financial content to our in-market visitor base. We understand the importance of critical financial decisions and have designed our solutions to provide relevant information, content and advice to consumers to help them make the right decisions more efficiently and conveniently. We provide information, options and support for consumers as they cope with the emotional stress and importance of decisions related to finding care for aging parents and loved ones. Our brands and the scale and quality of our content have helped us attract increasing numbers of in-market consumers over the years. As more consumers visited and researched personal finance products on our websites, more financial institutions listed their products and services with us. The combination of an increasing amount of consumers seeking personal finance products online and more companies providing products and services online increases the quality, depth and breadth of our offerings and attracts even more consumers, advertisers and institutions as a result. Additionally, the prominence of our brands, the quality of our content, the engineering architecture and interface of our sites, and other factors that drive relevance have generally resulted in prominent placement in financial services search results from the leading search engines. This increased distribution via search provides additional traffic to our websites, again further attracting more partners and resulting in increased selection of personal finance products and more content. This virtuous cycle has enabled us to reinforce our leadership position and achieve a loyal advertiser and consumer base.

Our Strengths

Market Leader for Personal Finance Content. We are a leading publisher, aggregator, and distributor of personal finance content on the Internet. We believe our leading position will continue to enable us to take advantage of the secular shift to the Internet as a source of personal finance solutions.

Leading Consumer Brands. We have built strong, recognizable and highly trusted brands over our long history. We believe this is an important competitive differentiator. Furthermore, the strength of our brands has permitted us to be a partner of choice for other leading personal finance content providers and other general interest publishers.

High Quality, Proprietary Content. We provide consumers with proprietary, researched, independent and objective personal finance content, data and tools. Our editorial staff of more than 100 consisting of editors, reporters, freelancers and expert columnists delivers “best in class” content and provides news and advice through hundreds of new articles per month on top of approximately 48,000 stories in our database. We actively list approximately 300 credit card offers on our websites and have a robust, proprietary card repository of over 30,000 products. We also aggregate rate information from over 4,800 institutions for more than 300 financial products in more than 600 local markets. In addition, we generate approximately 180,000 distinct rate tables capturing on average over three million pieces of information on a weekly basis.

Significant Selection, Breadth and Depth of Offering. Bankrate, through its flagship websites Bankrate.com,  CreditCards.com and Caring.com as well as other owned and operated properties, provides both a broad range of personal finance services products across numerous verticals including mortgages, deposits, credit cards, senior care and other personal finance categories, including retirement, automobile loans, credit reports, credit scores, budget planning and taxes, as well as great depth of selection in each category. Our selection both across and within these categories is a key differentiator in the value proposition to consumers.

Superior Distribution Platforms. Our unique content and rate information is distributed through two main sources: our owned and operated websites, and through partners and affiliates. This distribution network enables us to drive large amounts of high quality traffic to our network while increasing our brand awareness in an extremely cost-effective way.

Diverse Monetization Opportunities and Strong Cash Flow. Our primary sources of revenue are delivered consumer inquiries, including cost-per-click, cost-per-call, cost-per-application, cost-per-approval and cost-per-move in, and display advertising. The multiple ways to monetize a given page view or unique visitor to our site, combined with a highly scalable infrastructure, have resulted in strong cash flow conversion.

Strong, Experienced Management Team. Our management team has an in-depth understanding of the online media and personal finance industries as well as extensive experience growing companies' profitability, both organically and through acquisitions.

Our Growth Strategy

We believe that the personal finance sector contains significant opportunities for growth. Elements of our strategy include:

Maintaining Leadership as a Trusted and Authoritative Source for Personal Finance Content and Information about Senior Care. We are focused on maintaining our position as a leading destination platform for personal finance information. We intend to continuously enhance the consumer experience and engagement on our websites to help us maintain this leadership position. One of the primary ways that we seek to differentiate ourselves is through the quality, breadth and depth of our financial content and data. As consumers increase their usage of the Internet as a tool for personal finance needs, we intend to maintain and improve our position in online comparative research for mortgages, deposit products, credit cards, senior care and potentially in additional personal finance markets.

Increasing Traffic to Our Network. We believe our unique and differentiated content offering, the strength of our brands and our marketing efforts will allow us to drive substantial traffic to our online network. We intend to continue to focus on efforts that explicitly drive traffic to our online network including providing highly relevant search results, public relations, social media efforts, print partnerships, increasing the size of our co-brand partner network, and paid search efforts.

Continuing to Increase Monetization of Our Traffic. By advertising on our online network, banks, brokers, credit card issuers, senior care communities and other advertisers are accessing targeted, quality consumers. By allowing advertisers to efficiently access these “in-market” consumers, we are ultimately creating a transaction that is beneficial for the advertiser, the consumer and us. As we continue to improve customer engagement and drive traffic to our online network to reach a greater number of users, we expect to strengthen our relationships with existing advertisers and build new relationships with potential advertisers. We intend to continuously enhance our product offering and targeting capabilities to advertisers to ensure we are increasing our monetization of content and traffic.

Establish an Ongoing and Personalized Relationship with our Credit Cards and Banking audiences. By providing tools and services such as free credit reporting and transaction monitoring, in addition to personalized offers that anticipate consumers’ individual needs, we believe we can build a meaningful base of consumers who have an ongoing relationship with one or more of our flagship sites. We believe this will provide Bankrate with the ability to benefit from connecting these consumers with products and providers they are interested in, without the cost of “re-acquiring” the customer for each transaction.

Developing New Products that Increase the Quality of Our Offering to Consumers, Advertisers and Partners. By enhancing and expanding our product set, we seek to maintain our industry leadership. The key goals of all of our product development efforts are to satisfy consumers, drive traffic, increase monetization and increase affiliate and partner opportunities. Examples of some areas that our product development team is currently focused on include using advanced analytics and data testing to enhance site infrastructure for ongoing optimization and improving site design for increased engagement, creating new tools to enhance offerings of our affiliates and partners’ apps and mobile platforms, initiatives to enhance the end-to-end mobile experience and, as referenced above, initiatives to broaden our consumer relationships from being transaction oriented to an ongoing relationship anticipating consumer needs.

Pursuing Additional Strategic Acquisitions. Acquiring companies continues to be a strategic focus for us. We believe our industry relationships allow us to identify specialized companies that are attractive acquisition candidates. We intend to continue to pursue strategic growth opportunities that complement our online network to cost-effectively gain market share and strengthen our content portfolio.

Our Products and Services

Consumers

As a leading provider of personal finance content, we offer our consumers deep and broad information, analytics and advice across multiple categories of personal finance including: (i) mortgages and home lending, (ii) deposits, (iii) credit cards, (iv) senior care, and (v) other financial products, including those related to retirement, tax, autos, credit scores and reports and debt management.

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

We operate a select group of content-rich, branded destination websites including, but not limited to, Bankrate.com, CreditCards.com and Caring.com.

•

Mortgages and Home Lending. We offer information on rates for various types of mortgages, home lending and refinancing. We maintain current rate information for more than 600 local markets, covering all 50 U.S. states. Consumers can customize searches for mortgage rates by loan size, type, maturity, and location through our online portals. We also provide calculators and original editorial content that cover topics such as trends in housing markets and refinancing perspectives to help consumers with their decision making.

•

Deposits. We offer rate information on various deposit products such as money market accounts, savings accounts and certificates of deposit. We also provide online analytical tools to help consumers calculate investment value using customized inputs.

•

Credit Cards. We present a comprehensive selection of consumer and business credit and prepaid cards. We provide detailed credit card information and comparison capabilities, as well as relevant personal finance and credit card content, and allow consumers to search for cards that cater to their specific needs. We display cards by various attributes including by bank or issuer, card network, credit quality, and type of card like reward, cash back or low interest.

•	Personal Loans. We present a broad selection of personal loan products, along with information that assists consumers in understanding this product category.
•

Senior Care. We provide helpful caregiving content, a comprehensive online senior living community directory for the United States, a local directory covering a wide array of other senior caregiving services, and telephone support and advice from trained Family Advisors.

•

Other Personal Finance Products. Relevant content is provided on topics including retirement 401(k) accounts, Social Security, tax deductions and exemptions, auto loans, debt consolidation and management and credit risk and credit management techniques.

Advertisers

We believe advertisers appreciate our value proposition as one of the leading personal finance content providers. Our relevant and proprietary content attracts consumers who are actively searching for personal finance products, allowing advertisers to effectively reach their target customer base. Our trusted reputation as an objective provider of reliable information further drives traffic and establishes a credible platform for advertisers to list their offers. We also offer advertisers an attractive path to access high quality consumer inquiries, all of which have resulted in the continued growth of our advertiser relationships.

We provide consumer inquiries in the banking, credit card and senior care verticals.

In our banking vertical, advertisers that are listed in our rate tables have the opportunity to hyperlink their listings and provide a phone number. By clicking on the hyperlink, users are taken to the advertiser’s website. We typically charge our advertisers per delivered consumer inquiry. Under this arrangement, advertisers pay Bankrate each time a consumer clicks on that advertiser’s hyperlink or calls the phone number. All clicks and calls are screened for fraudulent characteristics by an independent third party vendor and the filtered clicks and calls are then charged to the customer’s account.

Our leading credit card comparison marketplace is one of the largest third party online consumer inquiry and application sources for major credit card issuers. We primarily earn and recognize revenue after a consumer has: (i) clicked on and through a card offer on one of our or our partners’ websites, (ii) completed an application at the card issuers’ site and (iii) received approval on the card application.

In the senior care vertical we deliver consumer inquiries to contracting senior living communities. After qualifying the inquiries through our call center and referring them to a number of participating senior living communities, consumers then tour the communities and we earn a referral fee for a consumer who moves in.

In the banking and senior care verticals, we also charge for a variety of digital ad display formats. Our most common digital display advertisement sizes are leader boards and flex units, which are prominently displayed at the top, bottom or sides of a page. We charge for these advertisements based on the number of times the advertisement is displayed or based on a fixed amount for a campaign. Advertising rates may vary depending upon the product areas targeted, geo-targeting, the quantity of advertisements purchased by an advertiser, and the length of time an advertiser runs an advertisement on our online network. We sell to advertisers targeting a specific audience in a city or state and also to national advertisers targeting the entire country.

Sales Strategy

Bankrate has sales personnel serving our national, regional and local advertising customers. We also have sales teams that are dedicated to specific vertical categories and customer groups, giving them greater expertise in designing solutions for our advertisers. For example we have separate sales teams trained and dedicated to serving credit card issuers, local, regional and national banks, local mortgage companies and senior living chains and independent senior living communities.

Our selling strategy focuses on leveraging our core strengths in a flexible manner to respond to our customers’ specific requirements. For example, in working with a large branded bank, we may feature a branded cost-per-thousand-impressions-based display campaign if the advertiser plans to compete primarily on brand and visibility on our sites. A different advertiser may be focused on competing directly on the basis of superior rates and therefore a rate table cost-per-click or cost-per-call approach may be more beneficial than a cost-per-impression model. Other advertisers may be interested in maximizing conversion and achieving a specific return on investment, and given the conversion rates of our traffic, a per-action or per-click solution may be the most appropriate in such a case. This array of advertising options and ability to tailor a campaign to our advertisers’ needs results in more revenue for us, better information for our consumers and superior consumer traffic and conversions for our customers. We have the capability to execute on this selling strategy not only because of our wide variety of product monetization options (per-thousand-impressions, per-click, per-call, per-action and per-move in), but also because we have highly developed direct relationships with our customers. We work directly with top branded banks, mortgage lenders, credit card issuers and senior care communities. Bankrate’s sales team is very knowledgeable about our advertisers’ products and is viewed as a  partner by our advertisers, thus allowing for a close and collaborative relationship in which we can offer solutions that satisfy our advertisers’ needs.

We attract our consumer audience by offering comprehensive and objective comparisons based on rates, selection, features, brand, flexibility and other key attributes, as well as content to educate our consumers on these matters. Our platform is compelling for our advertisers for several reasons including:

•

Bankrate’s platforms are specific, highly contextual destinations for consumers who are generally in market for a product. Leads and click-throughs therefore have a high conversion rate for our advertisers.

•	Historically, Bankrate has delivered a high proportion of consumers who are of the highest credit and financial quality and predominately “Prime” in terms of their personal finance profile.
•

Bankrate’s platforms are leading generators of highly targeted contextual consumer traffic seeking mortgage, deposit, credit cards and senior care products and therefore we have provided a constant and reliable flow of prospects for our advertisers.

Marketing

Bankrate has been able to establish itself as one the most recognized brands in the online personal finance market. The strength of our brands lead to many of our visitors coming to our websites by directly typing our Internet addresses. Another critical factor in attracting visitors to our websites is how prominently we are displayed in response to search queries regarding vertical categories in which we operate. Bankrate.com, Creditcards.com and Caring.com and other key pages of our online network routinely rank at or near the top of consumers’ organic search results for highly searched key words and phrases related to personal finance products and senior care. The high rankings are largely a result of our success at creating highly relevant, contextual, authoritative, widely read and widely distributed content.

We augment the traffic coming to our websites through search engine marketing by bidding for placement of hyperlinks next to algorithmic search results for relevant keywords that link back to our sites as well as display, sponsored content and marketing on social networks.

For our flagship Bankrate.com site, traffic in 2015 was also driven through more than 150 online partners, including Yahoo!, Realtor.com, Dow Jones and Bloomberg. Our partners place our content and rate tables on co-branded pages within their sites and we sell the advertisements on these pages and share the advertising revenues with the partner. We benefit from these relationships as these pages are exposed to traffic that would not otherwise be generated from our website.

We also actively conduct media public relations campaigns to promote our editorial content and personnel to the consumer and trade media. Bankrate spokespersons are routinely featured in newspapers, magazines and in broadcast media, and are promoted to and are featured as expert commentators on major broadcast and cable news programs and talk radio.

In 2015, we received over 300,000 attributable media mentions (including syndication) of our flagship websites, Bankrate.com, CreditCards.com and Caring.com. The Company was referenced in more than 115,000 print articles by outlets such as The New York Times, The Wall Street Journal, USA Today and the Associated Press. Television and radio coverage included The Today Show (NBC), Good Morning America (ABC), CNBC, CNN, NBC Nightly News, National Public Radio and many others.

Customers

A significant portion of our customer base by revenue is comprised of large financial institutions such as banks which may have products in multiple vertical categories on our online network. Our largest customers by total revenue generated in the years ended December 31, 2015 and 2014 include Capital One, Chase, Bank of America, American Express, Synchrony Bank, Citibank and Discover. For the years ended December 31, 2015 and 2014, our largest customer,  Capital One, accounted for approximately 20% and 18%, respectively, of our total revenue across all products and our ten largest customers accounted for approximately 74% and 76%, respectively, of total revenues across all products.

Product Development Strategy

Our product development strategy is designed to expand our advertiser base, traffic origination sources and highly targeted consumer audience, all of which are critical to our success and drive monetization. Key elements of this strategy include:

•	enhancing the consumer experience and engagement on our websites and mobile applications;
•	increasing traffic to our websites and mobile applications;
•	increasing monetization of our traffic and advertiser satisfaction;
•	developing products to expand opportunities with partners and affiliates; and
•	expanding into new products and features to further enhance our consumer relationships.

Our continuously evolving flagship websites feature a modern modular design enabling us to add features and additional content rapidly, test consumers’ response and engagement and optimize satisfaction as a result. We plan to further enhance our back-end infrastructure, creating an even stronger network for our consumers, advertisers, partners and affiliates. In addition, we have many initiatives underway to create an even more substantial mobile presence.

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

Competition

We compete for advertising revenues across the broad categories of personal finance content, online credit card marketplaces and senior care marketplaces, both in traditional media and online. There are many competitors in our market verticals. Our online and traditional media competition includes the following:

•	search engines utilizing keyword cost-per-click advertising or comparison advertising sites/networks;
•	lead aggregators and websites committed to specific personal finance products and senior care services;
•	numerous websites in each of our vertical categories competing for traffic and for advertisers;
•	search engines that display their own proprietary content or services in search results that in some cases compete with the content or services in one or more of our vertical categories;
•	financial institutions, including mortgage lenders, deposit institutions and credit card issuers, many of which are also our customers;
•	senior care service providers, many of which are also our customers;
•	traditional offline personal finance marketing channels, including direct mail, television, radio, print, call centers and retail bank branches; and
•	general interest websites that compete for advertising dollars such as Yahoo! and AOL.

Competition in the online publishing business is generally directed at growing users and revenue using marketing and promotion to increase traffic to websites. We believe that we compete favorably within each of the categories described above and that we will be able to maintain and enhance our leadership position.

Technology

We currently operate our online network and supporting systems primarily on servers at secure third-party co-locations, including facilities in Atlanta, Georgia and Austin, Texas and also by utilizing Amazon Web Services. The third-party facilities and our infrastructure and network connectivity are monitored by Bankrate continuously, on a 24 hours a day, 365 days a year basis.

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

The extensive use of a multi-data center active/active architecture, combined with load balancing at multiple levels, ensures our ability to handle load and scale capacity to match demand. We operate key systems with substantial margins beyond our historical peak demands.

Our systems are controlled and updated remotely via encrypted virtual private network (“VPN”) links to our operating locations. The technical services staff extensively monitors all key systems, both internally and from a web perspective, using multiple locations and methodologies. This provides continuous real-time response capability should key systems or network connections fail.

Our engineering and technical management operates from three primary locations, including Palm Beach Gardens, Florida, Austin, Texas and San Mateo, California. We use a combination of technologies, including Microsoft.NET, Microsoft SQL Server, LAMP (Linux, Apache, MySQL, PHP), and WordPress. We also leverage third party content distribution networks, ad serving, optimization, and tracking services to improve performance and provide instrumentation, while leveraging the scalability of major vendors in these arenas.

Intellectual Property

Our proprietary intellectual property consists of our unique research and editorial content, computer programs relating to our websites,  our website applications and our domain names. We rely primarily on a combination of copyrights, trademarks, trade secret laws, our user policy and restrictions on disclosure to protect this content. In addition, we license some of our data and content from other parties. Our copyrights, trademarks and licenses expire at various dates, and we believe that none is individually significant.

Regulatory Matters

We are affected by laws and regulations that apply to businesses in general, as well as to businesses operating on the Internet. This includes a continually expanding and evolving range of laws, regulations and standards that address information security, data protection, privacy, consent and advertising, among other things. To the extent we provide a medium through which users can post content and communicate with one another, we may also be subject to laws governing intellectual property ownership, obscenity, libel, and privacy, among other issues. Advertising and promotional information presented to visitors to our online services, and our other marketing activities, are subject to federal and state consumer protection laws that regulate unfair and deceptive practices. There are laws, regulations and standards that regulate certain aspects of the Internet, including online content, user privacy, taxation, liability for third-party activities and jurisdiction. These include the Communications Decency Act of 1996, which regulates content of material on the Internet, and the Digital Millennium Copyright Act of 1998, which provides recourse for owners of copyrighted material who believe that their rights under U.S. copyright law have been infringed on the Internet. In the area of data protection, the U.S. Federal Trade Commission and certain state agencies have investigated various Internet companies’ use of their customers’ personal information, and certain federal and state statutes regulate specific aspects of privacy and data collection practices. There are also a variety of state and federal restrictions on marketing activities conducted by telephone, the mail or by email, or over the Internet, including the Telephone Consumer Protection Act, the Telemarketing Sales Rule, state telemarketing laws, federal and state privacy laws, the CAN-SPAM Act, the Federal Trade Commission Act, the Fair Credit Reporting Act and the Consumer Protection Act and their accompanying regulations and guidelines. Because we engage in marketing activities over the Internet and by telephone, mail and email, we may be subject to these laws and regulations.

State, federal and foreign lending laws and regulations generally require accurate disclosure of the critical components of credit costs so that consumers can readily compare credit terms from various lenders. These laws and regulations also impose certain restrictions on the advertisement of these credit terms. Because we are an aggregator of rate and other information regarding many financial products, including mortgages, deposits and credit cards, we may be subject to some of these laws and regulations. The senior care industry is also subject to a number of federal and state laws and regulations. We believe that we have structured our business and our online services to comply with applicable laws and regulations as are currently in effect. Because of uncertainties as to the applicability of some of these laws and regulations to the Internet and, more specifically, to our type of business, and considering that our business has evolved and expanded in a relatively short period of time, and will continue to evolve and develop, we may not always have been, and may not always be, in compliance with all applicable federal, state and foreign laws and regulations.

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

As a public company with securities listed on the New York Stock Exchange, we are also subject to review and oversight by the Securities and Exchange Commission (“SEC”) and the New York Stock Exchange.

Employees

As of December 31, 2015, we employed 517 people. None of our employees are represented under collective bargaining agreements. We have never had a work stoppage. We consider our employee relations to be good.

Available Information

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge on the Company’s website at investor.bankrate.com as soon as practicable after such material is electronically filed with, or furnished to, the SEC. Information contained on our websites is not incorporated by reference into this Annual Report on Form 10-K.

In addition, copies of the Company’s Annual  Report on Form 10-K will be made available, free of charge, on written request.

For further discussion concerning our business, see the information included in Items 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and 8 (Financial Statements and Supplementary Data) of this report.

Item 1A. Risk Factors

An investment in our securities involves risk. You should carefully consider the following risks as well as the other information included in this Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes, before investing in our securities. Any of the following risks could materially and adversely affect our business, financial condition, results of operations or prospects, and cause the value of our securities to decline, which could cause you to lose all or part of your investment in our Company.

Risks Related to Our Business

Our success depends on revenue from online advertising and the sale of financial and senior care consumer inquiries.

We have historically derived, and we expect to continue to derive, the majority of our revenue through the monetization of consumer inquiries and the sale of advertising impressions on our online network. Any factors that reduce the amount our customers are willing to and do spend on advertising with us, or that limit their willingness to purchase consumer inquiries from us, could have a material and adverse effect on our business. These factors may include:

•	our ability to maintain a significant number of unique website visitors, mobile visitors and application users;
•

the willingness or interest of banks, lenders, brokers, credit card issuers, senior care providers and other advertisers in the business verticals in which we operate to advertise on our websites or mobile applications or purchase our leads, clicks, calls and referrals;

•

the rate of conversion of visitors to some of our websites or mobile applications into credit card applicants and the rate at which credit card applications from consumers that come through our websites or mobile applications are approved by our credit card issuer customers;

•

changes in law or regulation, or the enforcement of laws or regulations, including without limitation with respect to the advertising of personal financial services or senior care services, the provision of financial product consumer inquiries or senior care consumer inquiries, or privacy;

•	the rate of conversion of consumers’ visits to our websites or mobile applications into transaction fees and/or revenue from banks, mortgage brokers or other lenders;
•	the rate of conversion of consumers’ visits to our websites or mobile applications into senior care referrals and the rate at which those referrals result in move-ins with our senior care customers;
•	our ability to compete with alternative advertising sources;
•	our ability to maintain a significant number of sellable impressions generated from website visitors available to advertisers;
•	our ability to accurately assess the number and demographic characteristics of our visitors;
•	our ability to handle temporary high volume traffic spikes to our online network;
•	our ability to convince traditional media advertisers to advertise on our online network; and
•	our ability to increase traffic to our online network.

Most of our customer contracts are short-term and are subject to termination by the customer at any time and/or do not have any minimum purchase requirements. Customers who have longer-term contracts may fail to honor their existing contracts, choose not to renew their contracts or reduce their purchase volume under those contracts. If a significant number of customers or a few large customers decide not to continue advertising with us or purchasing our consumer inquiries, or materially reduce such activities, we could experience an immediate and substantial decline in our revenues and operating results over a relatively short period of time.

We face intense competitive pressures that may have a material and adverse effect on our business, financial condition and operating results.

We face intense competition in all our businesses, and we expect competition to remain intense in the future. We compete with, among others, search engines utilizing keyword cost-per-click advertising or comparison advertising sites/networks; lead aggregators and websites committed to specific personal finance or senior care products; numerous websites in each of our vertical categories competing for traffic and for advertisers; financial institutions, including mortgage lenders, deposit institutions, credit card issuers and other lenders, many of whom are also our customers; and traditional offline personal finance marketing channels, including direct mail, retail bank branch networks, television, radio, print advertising and call centers. Some of these competitors have significantly greater financial resources than we do and could use those resources to develop more directly competitive product offerings and editorial content and undertake advertising campaigns to promote those new offerings and content, which could result in diminished traffic to our online services and reduce our overall competitive and market position.

Our online competitors may adopt certain aspects of our business model or replicate the appearance and features of our online services, which could reduce our ability to differentiate our services. In addition, new competitors may enter this market as there are few barriers to entry. If one of these competitors is successful in such efforts, it could have a material and adverse effect on our business and operating results. For example, Google as part of its Google Compare product presents prominent comparisons of credit cards through its search engine, and in the past has presented and in certain markets has resumed presenting prominent comparisons of mortgage rates through its search engine. This diverts consumers away from our online services, including consumers who would otherwise find, be directed or be linked to our online services through the Google search engine. This diversion adversely impacts our business and operating results. Although Google has recently announced that it plans to terminate its Google Compare product in March 2016, the timing of that termination may change, and Google may decide not to terminate it. In addition, in the future Google may choose to reenter our business verticals, or make available new products that compete with other parts of our business such as deposit rates, auto loans, personal loans or other rate information and tools (e.g., mortgage calculators) with similar adverse effect.

Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than us. Many competitors have complementary products or services that drive traffic to their online services. In the future, competitors could introduce superior products and services or reduce prices below ours. Increased competition could result in lower consumer traffic, advertising rate reductions, reduced margins or loss of market share, any of which would adversely affect our business, financial condition and operating results.

We depend upon Internet search engines to attract a significant portion of the visitors to our websites, and any change in the prominence of our websites in either paid or algorithmic search result listings could cause the number of visitors and/or the quality of those visitors to our websites to decline and have a material and adverse effect on our business, financial condition and operating results.

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

Our ability to maintain the number of visitors to our websites from Internet search engines and other websites is not entirely within our control. Internet search engines frequently revise their algorithms in an attempt to optimize their search result listings or to implement their internal standards and strategies. Changes in the algorithms could cause our websites to receive less favorable placements, which could reduce the number of users who visit our websites. We have experienced and continue to experience fluctuations in the search result rankings for a number of our websites. Even where our search result rankings do not fluctuate, an Internet search website could take other steps to displace the placement of our websites on a search results page, which can reduce the number of consumer visits to our websites and adversely affect our business and operating results. For example, Google has recently changed the number of paid advertisements at the top of its search results, which may reduce the number of consumers that click through to the websites managed by our credit cards business and adversely affect our business and operating results.

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

Other factors, such as search engine technical difficulties, search engine technical changes and technical or presentation changes we make to our websites, could also cause our websites to be listed less prominently in algorithmic search results. In addition, search engines retain broad discretion to remove from search results any company whose marketing practices are deemed to be inconsistent with the search engine’s guidelines. If our marketing practices do not comply with search engine guidelines, we may, without warning, not appear in search result listings at all. Any adverse effect on the placement of our websites in search engine results could reduce the number of users who visit our websites. In turn, any reduction in the number of visitors to our websites would negatively affect our ability to earn revenue. If visits to our websites decrease, our revenue may decline or we may need to resort to more costly sources to replace lost visitors, and such decreased revenue and/or increased expense could materially and adversely affect our business and profitability.

We depend on third parties for a portion of our banking, credit card and senior care traffic and revenues, and any material decline in our relationships with these third parties, or increase in the price of consumer inquiries from these third parties, could have an adverse impact on our revenues or operating results.

A portion of our revenue is attributable to consumer inquiries sourced from third parties, including but not limited to website publishers, lead aggregators and email marketers. In many instances, these third parties can change the inventory they make available to us at any time and, therefore, impact our revenue. If these third parties decide not to make inventory available to us, are purchased by one of our competitors or another company that decides to no longer make inventory available to us, or decides to demand a higher price for their products, we may not be able to find replacement inventory from other sources that satisfy our requirements in a timely and cost-effective manner, which could have an adverse impact on our revenues or operating results.

If we fail to keep pace with rapidly-changing technologies and industry standards, including without limitation the increasing shift by consumers to mobile devices from personal computers and the increasing use of social media channels, we could lose consumers, customers or advertising inventory and our results of operations may suffer.

The business lines in which we currently operate and compete are characterized by rapidly-changing Internet media and marketing standards, changing technologies and platforms, frequent new product and service introductions, and changing consumer and customer demands and modes of accessing and providing information. The number of individuals who access the Internet through devices other than a personal computer, such as tablets and smartphones, has increased dramatically. The introduction of new technologies and services embodying new technologies and the emergence of new industry standards and practices could render our existing technologies and services obsolete and unmarketable or require unanticipated investments in technology. If consumers find our online services difficult to access through alternative devices or our competitors develop product offerings that are better adapted to or more easily accessible through alternative devices, we may fail to capture a sufficient share of an increasingly important portion of the market for online services and may fail to attract both advertisers and online traffic.

Our future success will depend in part on our ability to adapt to these rapidly-changing digital media formats and platforms and other technologies and platforms, including without limitation new online and mobile technologies. We will need to enhance our existing technologies and services and develop and introduce new technologies and services to address our customers’ changing demands and consumer expectations and the ways consumers access online information. For example, consumers are increasingly using online social media channels, such as Facebook and Twitter, as a means to communicate and exchange information, including information and opinions regarding financial services and senior care. We believe this trend will continue and we will need to better develop our ability to attract new consumers and deploy effective advertising solutions using these social media channels or other new platforms that develop. In addition, we believe that successful execution on a social media strategy will be important to diversify away from our dependence on search engines. If we fail to adapt successfully to such developments in a timely manner or if the execution of our social media strategy is not successful, we could lose consumers and customers, our expenses could increase and we could lose advertising inventory, any of which could have a material and adverse impact on our business, financial condition and results of operations.

New technologies could block online ads, which would adversely affect our revenues from display advertising.

Technologies have been developed that can block the display of advertisements and that provide tools to consumers to opt out of advertising products. A portion of our revenues are derived from fees paid to us by advertisers in connection with the display of advertisements on the web pages of our websites and those of our business partners. As a result, such technologies and tools could adversely affect our business and operating results.

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

Our websites, applications, widgets and other products have in the past, and may in the future, experience slower response times or interruptions as a result of increased traffic or for other reasons. These delays and interruptions may increase in the future if our servers and infrastructure are not able to accommodate potential significant traffic growth and spikes in demand. Delays and interruptions resulting from the failure to maintain service connections to our websites or applications could frustrate visitors and reduce future traffic on our online platforms, which could have a material adverse effect on our business or results of operations.

Our principal communications, networking and operations equipment is located in commercial co-location data centers and through Amazon Web Services. Additional communications, networking and operations equipment is located at our office locations in Palm Beach Gardens, Florida and Austin, Texas, as well as other of our locations. Multiple system or network failures or catastrophic loss of facility involving these locations, particularly data centers, could lead to interruptions or delays in service for our websites or applications, which could have a material and adverse effect on our business and results of operations. Additionally, we are dependent on third-party providers and their ability to provide safe, effective and cost-efficient hardware and operating environments. Our operations are dependent upon our ability, and our third-party providers’ ability, to protect our systems against damage from fires, floods, tornadoes, hurricanes, earthquakes, power losses, telecommunications failures, physical or electronic break-ins, computer viruses, acts of terrorism, hacker attacks and other events beyond our control. If any of these events were to occur, it could have a material and adverse effect on our business and results of operations. Although we maintain insurance to cover a variety of risks, the scope and amount of our insurance coverage may not be sufficient to cover our losses resulting from system or security failures or other disruptions to our online operations.

Fraudulent Internet transactions, consumer identity theft, security breaches and privacy concerns could have a material and adverse effect on our business, financial condition, operating results and reputation.

If consumers experience identity theft, data security breaches or fraud after clicking through one of our websites or mobile applications to apply for credit cards on the websites of credit card issuers, or mortgage or deposit products or other loan or banking products on the websites of brokers, lenders or banks, or following the completion of a lead form, or as a result of the use of our Quizzle, myBankrate, My.CreditCards, Wallaby or other platforms or services, we may be exposed to significant liability, adverse publicity and damage to our reputation. Despite our implementation of security measures, our computer systems may be susceptible to electronic or physical computer break-ins, viruses and other disruptions and security breaches. In addition, we depend on vendors to store or process certain information, some of which may be private or include personally-identifiable information. If these vendors fail to maintain adequate information security systems, or in the event they experience a breach of their networks, and consumer information is compromised, our business, reputation or results of operations could be significantly harmed. In addition, third parties may attempt to fraudulently induce employees or consumers to disclose information in order to gain access to consumer data. Any perceived or actual unauthorized disclosure of personally-identifiable information of consumers using our services could significantly harm our reputation, impair our ability to attract consumers and attract and retain our advertisers, subject us to regulatory inquiry, investigation and claims, and subject us to private claims or litigation alleging damages suffered by consumers, any of which alone or together could have a material and adverse effect on our business, financial condition and operating results.

To the extent that fraud or identity theft causes a general decline in consumer confidence in online financial transactions, our revenues could decline and our reputation could be damaged. If consumers are reluctant to use our services because of concerns over data privacy or fraud, our ability to generate revenues would be impaired. Our revenues would also decline if changes in industry standards, regulations or laws deterred people from using online services to conduct transactions, such as applying for credit cards, or from seeking information or services that involve the transmission of confidential information. In addition, if technology upgrades or other expenditures are required to prevent security breaches of our network, boost general consumer confidence in sharing information or conducting financial transactions using online services, or prevent fraud and identity theft, we may be required to expend significant capital and other resources. Further, advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments could result in a compromise or breach of the algorithms we use to protect consumers’ and customer companies’ confidential information, which could have a material and adverse effect on our business, financial condition and operating results.

Our business depends on a strong brand and content, thus we will not be able to attract visitors and advertisers if we do not maintain and develop our brands and content.

It is critical for us to maintain and develop our brands and content so as to effectively expand our visitor base and our revenues. Our success in promoting and enhancing our brands, as well as our ability to remain relevant and competitive, depends on our success in offering high quality content, features, product offers, services and functionality. In addition, we may take actions that have the unintended consequence of harming our brand. If our actions cause consumers to question the value of our marketplace, our business and reputation may suffer. If we fail to promote our brands successfully or if visitors to our websites, users of our applications, or advertisers do not perceive our content and services to be of high quality, we may not be able to continue growing our business and attracting visitors and advertisers, which will in turn negatively impact our operating results.

Our results of operations may fluctuate significantly.

Our results of operations are difficult to predict and may fluctuate significantly in the future as a result of factors, many of which are beyond our control. These factors include:

•	changes in fees paid by our customers or customer demand for our services;
•	traffic levels on our websites and mobile applications, which can fluctuate significantly;
•	changes in the demand for online products and services;
•	changes in fee or revenue-sharing arrangements with our distribution partners;
•	changes in application approval rates by our credit card issuer customers;
•	our ability to enter into or renew key distribution agreements;
•	the introduction of new advertising services by our competitors;
•	failure by advertisers or their agencies to pay amounts owed to us in a timely manner or at all;
•	failure by our credit card customers to timely report, or to report at all, approved credit card applications for consumers that come through our websites;
•	failure by our senior care customers to timely report, or to report at all, completed move-ins of the consumers that come through our websites;
•	changes in our capital or operating expenses;
•	changes in consumer confidence;
•	changes in interest rates;
•	general economic conditions; and
•

changes in financial services, senior care-related, or privacy laws or regulations, or other laws or regulations, or changes in the interpretations or enforcement by government regulators of such laws or regulations.

Our future revenue and results of operations are difficult to forecast due to these factors as well as other factors. As a result, period-to-period comparisons of our results of operations may not be meaningful, and you should not rely on past periods as indicators of future performance.

We have identified a material weakness in the operating effectiveness of our internal controls over financial reporting. This material weakness has not been fully remediated as of the filing date of this report and we do not know when this weakness will be fully remediated or how costly our efforts in furtherance thereof will be.

We have concluded that, as of December 31, 2015, we had a material weakness in the operating effectiveness of our internal control over financial reporting and that, as a result, our internal control over financial reporting was not effective at such date. See Item 9A “Controls and Procedures.” A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We are in the process of implementing efforts to remediate the identified material weakness. Our efforts have been and will continue to be time consuming and expensive. We cannot give any assurance as to when we will complete our efforts to fully remediate the material weakness or the total costs we will incur in these efforts.

If we are unable to effectively implement our remediation plan and adequately manage our internal controls over financial reporting in the future, our ability to produce accurate and timely financial statements could be impaired and may lead investors and other users to lose confidence in our financial data specifically and in the Company generally.

If we are unable to effectively implement our remediation plan and adequately manage our internal controls over financial reporting in the future, we may be unable to produce accurate or timely financial information. As a result, we may be unable to meet our ongoing reporting obligations or comply with applicable legal requirements, which could lead to the imposition of sanctions or investigation by regulatory authorities. Any such action or other negative results caused by our inability to meet our reporting requirements or comply with legal and regulatory requirements could lead investors and other users to lose confidence in our financial data and could adversely affect our business and the trading price of our common stock. Significant deficiencies or material weaknesses in our internal controls over financial reporting could also reduce our ability to obtain financing or could increase the cost of any financing we obtain.

Our visitor traffic can be impacted by interest rate volatility.

We provide interest rate information for mortgages and other loans, credit cards and a variety of deposit accounts. Visitor traffic to our online platforms tends to increase with interest rate movements. Factors that have caused significant visitor fluctuations in the past have been Federal Reserve Board actions and general market conditions affecting home mortgage and deposit interest rates and access to credit. Additionally, the level of traffic to our websites can be dependent on interest rate levels as well as mortgage financing and refinancing activity. Accordingly, a slowdown in mortgage production or refinancing volumes could have a material and adverse effect on our business. Conversely, a sudden, significant change in interest rates could dramatically increase our page views such that we would be unable to sell sufficient advertisements to take full advantage of the spike in traffic.

Restrictive covenants in the indenture governing our outstanding senior notes, our revolving credit agreement or other future indebtedness may limit our current and future operations, particularly our ability to respond to changes in our business or to pursue our business strategies.

The Senior Notes Indenture (as defined below) governing our 6.125% senior notes due 2018 (the “Senior Notes” or “Notes”) and our Credit Agreement (as defined below) contain, and any future indebtedness may contain, a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to take actions that we believe may be in our interest. The Senior Notes Indenture and the Credit Agreement limit, among other things, our ability to:

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

In addition, our Senior Notes Indenture and Credit Agreement limit our ability to use the net cash proceeds of approximately $130.0 million from the sale of the insurance business. Our Senior Notes Indenture and Credit Agreement generally permit us to apply the net cash proceeds from the sale of our insurance business to prepay outstanding debt and/or invest in assets useful to our business, in each case, within 365 days of our receipt of such net cash proceeds (subject, in the case of any investment, to a further 180-day extension under certain circumstances). If we do not apply such net cash proceeds in the manner and within the time period described above and the amount of unapplied net cash proceeds exceeds $10.0 million, we will be required to offer to purchase a portion of our outstanding Senior Notes using those unapplied net cash proceeds at an offer price equal to 100% of the principal amount of the Senior Notes, plus accrued and unpaid interest, if any, to, but not including, the date of purchase.

A breach of the covenants or restrictions under the Senior Notes, the Credit Agreement or any agreement governing our future indebtedness could result in a default under the applicable indebtedness. Such default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In the event our lenders and note holders accelerate the repayment of our borrowings, we cannot assure that we and our subsidiaries would have sufficient assets to repay such indebtedness.

The restrictions contained in the Senior Notes Indenture and the Credit Agreement could adversely affect our ability to:

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

These restrictions could materially and adversely affect our financial condition and results of operations and our ability to satisfy our obligations under the Senior Notes and the Credit Agreement.

Risks associated with our strategic acquisitions or dispositions could adversely affect our business or results of operations.

We have acquired a number of companies and assets of companies in the past and may make additional acquisitions, asset purchases and strategic investments in the future. For example, in May 2014 and December 2014, we completed the acquisition of Caring, Inc. (owner of Caring.com) and Wallaby Financial Inc., respectively and in April 2015, we completed the acquisition of Quizzle, LLC (owner of Quizzle.com). We will continue to consider acquisitions, asset purchases and joint ventures as a means of enhancing stockholder value. Our success in integrating our acquired businesses will depend upon our ability to retain key personnel, avoid diversion of management’s attention from operational matters, integrate the technical operations and personnel of the acquired companies, and achieve the expected financial results, synergies and other benefits from our acquisitions.

In addition, future acquisitions could result in the incurrence of additional debt, costs and contingent liabilities. Integration of acquired operations may take longer, or be more costly or disruptive to our business, than originally anticipated.

It is also possible that expected synergies from our acquisitions may not materialize in full or at all. We may also incur costs and divert management attention through potential acquisitions that are never consummated. Future impairment losses on goodwill and intangible assets with an indefinite life recorded in connection with an acquisition, or restructuring charges, could also occur and negatively affect our results of operations.

Despite our due diligence investigation of an acquisition target, there may be liabilities of the seller companies that we fail to or are unable to discover during the due diligence investigation and for which we, as a successor owner, may be responsible and which could have a material and adverse effect on our business, financial condition or results of operations. In connection with acquisitions, we generally seek to minimize the impact of these types of potential liabilities through the structure of the transaction or through indemnities and warranties from the seller, which may in some instances be supported by deferring payment of a portion of the purchase price or use of an escrow. However, these indemnities and warranties, if obtained, may not fully cover the liabilities due to limitations in scope, amount or duration, financial limitations of the indemnitor or warrantor, or other reasons.

In connection with a disposition of assets or a business, we may provide a buyer with certain indemnities or warranties, such as was the case with the disposition of our insurance business. There may also be liabilities or obligations we retain with respect to the sold assets or business. Liability from these indemnities or warranties, or from any retained liabilities or obligations, could have a material and adverse effect on our business, financial condition or results of operations, as could any successful invocation by the buyer of contract provisions that permit post-closing adjustments to the purchase price.

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

We believe that our continued growth and future success will depend in large part on the skills of our senior management team and other skilled employees. The loss of service of one or more of our executive officers or of other key personnel could reduce our ability to successfully implement our long-term business strategy, our business could suffer and the value of our common stock could be materially and adversely affected. Leadership changes will occur from time to time and we cannot predict whether significant resignations will occur or whether we will be able to recruit additional qualified personnel. We believe our senior management team possesses valuable knowledge about our business and that their knowledge and relationships would be very difficult to replicate. Our success and the quality of our editorial content also depend on the expertise of our editors and reporters and on their relationships with the media, financial experts and other sources of information. The loss of qualified personnel, or the inability to recruit and retain qualified personnel in the future, could have a material and adverse effect on our business, financial condition or operating results.

If our employees were to unionize, our operating costs would likely increase.

None of our employees are currently represented by a union or subject to a collective bargaining agreement. However, we have no assurance that some or all of our employees will not unionize in the future, which could increase our operating costs, result in other business challenges, force us to alter our operating methods, and have a material and adverse effect on our operating results.

We are from time to time involved in, or may in the future be subject to, claims, suits, government inquiries or investigations, and other proceedings that may have a material and adverse effect on our business, operating results or financial condition.

We are from time to time involved in, or may in the future be subject to, claims, suits, government inquiries or investigations, and proceedings arising from our business or the fact that we are a public company, including actions with respect to intellectual property claims, privacy, consumer protection, information security, securities laws and regulations, transactions in which we are involved, data protection or law enforcement matters, tax matters, labor and employment claims, commercial claims, as well as shareholder derivative actions, class action lawsuits, and other matters. We are also at risk where we have agreed to indemnify others for losses related to legal proceedings or from direct harm, including without limitation in connection with the sale of our insurance business. Such claims, suits, inquiries, investigations, and proceedings are inherently uncertain and their results cannot be predicted with certainty. Defense costs and any resulting damage awards or settlement amounts may not be fully covered by our insurance policies. Regardless of the outcome, any such legal proceedings can have an adverse impact on us because of legal costs, diversion of attention of management and other personnel, and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in reputational harm, liability, penalties, or sanctions, as well as judgments, consent decrees, or orders preventing us from offering certain features, functionalities, products, or services, or requiring a change in our business practices, products or technologies, which could in the future materially and adversely affect our business, operating results or financial condition. In addition, accounting rules may require the Company to record a liability related to a particular matter prior to its resolution if the incurrence of a loss related to such matter becomes probable and reasonably estimable.

In addition to litigation in the ordinary course of business, we are currently involved in litigation in which it has been alleged that we have participated in anti-competitive conduct. See the description of the Banxcorp litigation in Note 10 (Commitments and Contingencies) to our Financial Statements in this report. Antitrust litigation is by its nature not in the ordinary course. Defending antitrust allegations, even if ultimately successful, can be costly and have a negative effect on our business. In addition, the relief sought by the plaintiffs in this case, if granted, could prevent Bankrate from continuing to pursue at least some aspects of its current business model, which could have a material and adverse effect on our business, financial condition and results of operations.

We make product and investment decisions that may not prioritize short-term financial results.

We make product and investment decisions that may have the effect of reducing our short-term revenue or profitability if we believe that the decisions benefit the consumer experience, conversion rates and/or the pricing of our products or services, thereby ultimately improving our financial performance over the long-term. For example, we have reduced the cost-per-click pricing on certain of our rate tables at certain times to increase the number of advertisers and thereby increase the number of search results that appear in response to a consumer query. Any short-term reductions in revenue or profitability could be more severe than we anticipate or these decisions may not produce the long-term benefits that we expect, in which case our relationships with consumers and advertisers and our business and results of operations could be adversely affected.

Insurance coverage may not be available to cover all of our potential liability and available coverage may not be sufficient to cover all claims that we may incur.

Our ability to obtain liability insurance, its coverage levels, deductibles, premiums and exclusions are all dependent on market factors, our loss history and insurers’ perception of our overall risk profile. We cannot ensure that our insurance will cover all claims or that insurance coverage will be available at economically acceptable rates. Significant uninsured liabilities could have a material and adverse effect on our business, financial condition and results of operations.

We are subject to operational risk.

We are subject to operational risk, which represents the risk of loss resulting from human error, inadequate or failed internal processes and systems, and external events. Operational risk also encompasses compliance and legal risk, which is the risk of loss from violations of, or noncompliance with, laws, rules, regulations, prescribed practices or ethical standards, as well as the risk of our noncompliance with contractual and other obligations. We are also exposed to operational risk through the aspects of our business that we outsource, and the effect that changes in circumstances or capabilities of our outsourcing vendors can have on our ability to continue to perform operational functions necessary to our business. Although we seek to mitigate operational risk through a system of internal controls, no system of controls, however well designed and maintained, is infallible. Control weaknesses or failures or other operational risks could result in charges, increased operational costs, harm to our reputation or foregone business opportunities, and also adversely impact our ability to produce accurate financial statements on a timely basis, any of which could have a material and adverse effect on our business or results of operations.

We rely on the protection of our intellectual property.

Our intellectual property includes our unique research and editorial content of our websites, our applications, our domain names, our URLs, our registered and unregistered trademarks and our print publications. We rely on a combination of copyrights, patents, trademarks, trade secret laws, and our policy and restrictions on disclosure to protect our intellectual property. We also enter into confidentiality agreements with our employees and consultants and seek to control access to and distribution of our proprietary information. Despite these precautions, it may be possible for other parties to copy or otherwise obtain and use the content of our websites, mobile applications or print publications without authorization. A failure to protect our intellectual property in a meaningful manner could have a material and adverse effect on our business.

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

Any future infringement or other claims or prosecutions related to our intellectual property could have a material and adverse effect on our business and results of operations. Defending against any of these claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel or require us to introduce new content or trademarks, develop new technology or enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available on acceptable terms, if at all.

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

Much of the information on our online platforms that is provided by advertisers and collected from third parties relates to the rates, costs and features for various loan, depository, personal credit and investment products offered by financial institutions, mortgage companies, investment companies and others participating in the personal finance marketplace, and for providers of senior care facilities. We are exposed to the risk that some advertisers may provide us, or directly post on our websites or mobile applications, (i) inaccurate information about their product rates, costs and features, or (ii) rates, costs and features that are not available to all consumers. This could cause consumers to lose confidence in the information we provide, causing certain advertisers to become dissatisfied with our services, and result in lawsuits being filed or regulatory action against us which could material and adversely affect our business and results of operations. The scope and amount of our insurance may not adequately protect us against these types of lawsuits or actions.

Our success depends on establishing and maintaining distribution arrangements.

Our business strategy includes the distribution of our content through the establishment of co-branded web pages with high traffic business and personal finance sections of third party online services and websites. Providing access to these co-branded web pages is a significant part of the value we offer to our advertisers. We compete with other providers of services similar to ours to maintain our current relationships with these third party online operators and establish new relationships. In addition, as we expand our personal finance content or change our services, or as these third party online operators acquire or develop their own services, some of these third party online operators may perceive us as a competitor. As a result, they may be unwilling to promote distribution of our content or services. If our distribution arrangements do not attract a sufficient number of visitors to support our current advertising model, or if we do not establish and maintain distribution arrangements on favorable economic terms, our business could be adversely affected.

We do not have exclusive relationships or long-term contracts with the banks, mortgage brokers and lenders, other lenders, credit card issuers, or senior care companies that are our customers, which may limit our ability to retain these customers as participants in our marketplace and maintain the attractiveness of our services to consumers.

We do not have exclusive relationship with the banks, mortgage brokers and lenders, credit card issuers, other lenders, or senior care companies whose products are advertised on our online marketplace, and thus, consumers may obtain services or products from these companies without using our services. Many of our customers also offer their products directly to consumers through agents, mass marketing campaigns or other traditional methods of distribution. In many cases, our customers also offer their products and services online, either directly to consumers or through one or more of our online competitors, or both. An inability to retain these customers as participants in our marketplace could materially and adversely affect our business, revenues and results of operations.

Our credit card and senior care revenue is concentrated among a small number of customers.

A significant portion of the revenue in our credit card and senior care businesses is generated from a small number of trade customers. Our credit card business revenue is concentrated among six of the major credit card issuers and therefore the loss of any one of these issuers as a customer could meaningfully reduce our credit cards business revenue. We also expect that a  meaningful portion of our senior care referral revenues will continue to depend on referral fees from a small group of customers. The loss of one of these customers, or a significant reduction in advertising spend with us by one of these customers, could meaningfully reduce our senior care referral revenue. For example, as of February 2016, the Company’s agreement with its Senior Care business’ largest customer was not renewed. This customer accounted for approximately $7.7 million in revenues during 2015. In addition, if a significant customer in either of those businesses experiences operating issues, regulatory issues, bad publicity or other problems, the fees we receive from that customer may be materially reduced.

We may be required to record a significant charge to earnings if our goodwill or amortizable intangible assets become impaired.

We are required under accounting principles generally accepted in the United States of America to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include, among others, unanticipated competition, loss of key personnel, or a significant adverse change in the business environment. We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined. This could adversely impact our results of operations.

Our business and results of operations could be negatively impacted by adverse tax events.

New sales or use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time. Such enactments could adversely affect our business and results of operations. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us, or our conclusions regarding the applicability of existing tax laws, statutes, rules, regulations and ordinances could be incorrect. These events could require us to pay additional tax amounts on a prospective or retroactive basis, as well as require us to pay fees, penalties and/or interest for past amounts deemed to be due. In addition, our revenue may decline because we may have to charge more for our services which could reduce demand for those services.

New, changed, modified or newly interpreted or applied tax laws could also increase our compliance, operating and other costs, as well as the costs of our products or services. Further, these events could decrease the capital we have available to operate our business. Any or all of these events could adversely affect our business and results of operations.

Unfavorable resolution of tax contingencies could adversely affect us.

Our tax returns and positions are subject to review and audit by federal, state, local and international taxing authorities. An unfavorable outcome to a tax audit could result in higher tax expense, and could adversely impact our financial condition, results of operations or cash flows.

We may expand to other international markets, in addition to our United Kingdom operations, in which we may have limited experience.

We have websites for consumers located in the United Kingdom. In the event that we expand into other international markets, we will have only limited experience in marketing and operating our products and services in those markets. Expansion into international markets requires significant management attention and financial resources, may require the attraction, retention and management of local offices or personnel, and requires us to tailor our services and information to the local market as well as to adapt to local cultures, languages, regulations and standards. Certain international markets may be slower than domestic markets in adopting the Internet as an advertising and commerce medium or in developing telecommunications or online infrastructure and so our operations in international markets may not develop at a rate that supports our level of investment. In addition, international consumers may not adopt the Internet for personal finance content at all or as frequently as U.S. consumers.

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

If we fail to detect click-through fraud or other invalid clicks, other fraud on advertisements or unscrupulous advertisers, we could lose the confidence of our other advertisers or our customers and all or part of their business, thereby causing our business to suffer or resulting in adverse regulatory actions.

We are exposed to the risk of fraudulent or other invalid clicks on our advertisements or actions with respect to our consumer inquiry sources. We may in the future have to refund revenue that our advertisers or customers have paid to us and that was later attributed to, or suspected to be caused by fraud or other invalid clicks. Fraudulent or other invalid clicks may result in us receiving advertising fees that are not the result of clicks generated by consumers. Click-through fraud occurs when a person or automated system clicks on an advertisement displayed on a website with the intent of generating the revenue share payment to the publisher rather than to view the underlying content. Action fraud occurs when on-line forms are completed with false or fictitious information in an effort to increase the compensable actions in respect of which the recipient of such information is to be compensated. We do not charge our advertisers or customers for fraudulent or certain other invalid clicks or actions when they are detected, and such fraudulent or invalid activities could negatively affect our profitability or harm our reputation. If fraudulent or other invalid clicks or actions are not detected, the affected advertisers or customers may experience a reduced return on their investment in our programs, which could lead the advertisers or customers to become dissatisfied with our campaigns, and in turn, lead to loss of advertisers or customers and the related revenue.

We are also exposed to the risk that advertisers who advertise on our website will advertise interest rates or other terms on a variety of financial products that they do not intend to honor. This “bait and switch” activity encourages consumers to contact fraudulent advertisers over legitimate advertisers because the fraudulent advertisers claim to offer better interest rates or other terms. Such activity could hurt our reputation and our brand and lead to our other advertisers becoming dissatisfied with our advertising programs, which could lead to loss of advertisers and revenue. It could also result in regulatory action against us, including without limitation by the Federal Trade Commission (“FTC”) or the CFPB, which could have a material and adverse effect on our business and results of operations.

Future government regulation of the Internet is uncertain and subject to change.

Laws and regulations that apply to online communications, commerce and advertising are continuously evolving and developing. In the United States and abroad, federal,  state and foreign laws have been enacted regarding intellectual property ownership and infringement, trade secrets, the sending of unsolicited commercial email, user privacy, search engines, net neutrality, online tracking technologies, direct marketing, data security, children’s privacy, sweepstakes, promotions and acceptable content and quality of goods. This legislation could: hinder growth in the use of the Internet generally; decrease the acceptance of the Internet as a communications, commercial and advertising medium; reduce our revenue; increase our operating expenses; or expose us to significant liabilities. Additionally, taxation of online services or electronic commerce transactions may be imposed. Any regulation imposing fees for online services or electronic commerce transactions could result in a decline in the use of online services and the viability of Internet commerce, which could have a material and adverse effect on our business.

Laws and regulations may limit, restrict or place additional requirements on the way we operate our business or establish and maintain our online relationships, and may subject us to claims.

State, federal and foreign lending laws and regulations generally require accurate disclosure of the critical components of credit costs so that consumers can readily compare credit terms from various lenders. These laws and regulations also impose certain restrictions on the advertisement of these credit terms. Because we are an aggregator of rate and other information regarding many financial products, including mortgages, deposits and credit cards, we may be subject to some of these laws and regulations and we may be held liable under these laws and regulations for information provided through our online services. The senior care industry is also subject to numerous federal and state laws and regulations.

We use telemarketing and email marketing conducted internally and through third parties to generate consumer inquiries for our business. The telemarketing and email marketing services industries are subject to an increasing amount of regulation in the United States under both federal and state law. The FTC and Federal Communications Commission (“FCC”) have issued regulations that place restrictions on telephone calls to residential and wireless telephone subscribers.

Most of the statutes and regulations in the United States allow a private right of action for the recovery of damages or provide for enforcement by the FTC, CFPB, FCC, other governmental bodies, state attorneys general or state agencies permitting the recovery of significant civil or criminal penalties, costs and attorneys’ fees in the event that regulations are violated. We believe that we comply with all such applicable laws and regulations, and try to obtain assurances that our advertisers, third party partners, and third parties that we rely on for telemarketing, email marketing and other lead generation activities operate in compliance with all applicable laws and regulations. However, we cannot ensure that the FTC, CFPB, FCC, other governmental bodies, state attorneys general, state agencies or private litigants will not take the position that we are not in compliance with applicable laws and regulations, or that they will not attempt to hold us responsible for any unlawful acts conducted by our advertisers, third party partners, or third party vendors. It may also not be possible to successfully enforce or collect upon any indemnities provided to us by third parties, any of which could have a material and adverse effect on our business, results of operations and financial condition.

The FCC regulations under the Telephone Consumer Protection Act (“TCPA”) could increase our exposure to liability for certain types of telephonic communication with consumers. Under the TCPA, plaintiffs may seek injunctive relief and actual monetary loss or statutory damages of $500 per violation, whichever is greater, and courts may treble the damage award for willful or knowing violations. A determination that there have been violations of laws relating to our practices under the TCPA or other communications-based statutes could expose us to damage awards that could, individually or in the aggregate, have a material and adverse effect on our business, results of operations and financial condition.

Certain states have enacted, or are considering enacting, legislation that places limitations and requirements on businesses that provide referrals for senior housing. Such legislation could make the provision of our senior care services more expensive and less profitable, or prohibit the operation of those services, which would have an adverse effect on our business and results of operations. Federal and state fraud and abuse laws could be applied to senior care referral sources where referral fees are funded using government funds.

We believe that we have structured our business and our online services to comply with applicable laws and regulations as are currently in effect. Because of uncertainties as to the applicability of some of these laws and regulations to online services and, more specifically, to our type of business, and considering that our business has evolved and expanded in a relatively short period of time, and will continue to evolve and develop, we may not always have been, and may not always be, in compliance with all applicable federal, state and foreign laws and regulations. If we are found to be in violation of any applicable laws or regulations, we could be subject to administrative enforcement actions and fines, class action lawsuits, cease and desist orders, and civil and criminal liability. If these laws and regulations are changed or interpreted differently, or if new laws or regulations are enacted, these events could prohibit or substantially alter the content we provide on our websites and the operation of our business, and could result in our advertisers ceasing or reducing the business they do with us. Such events could materially and adversely affect our business, results of operations and financial condition.

Changes in general economic conditions and changes in market conditions may adversely affect the financial services industry and harm our revenue opportunities, business, financial condition and results of operations.

General shifts in economic trends, reduced availability of commercial credit and increasing unemployment negatively impact the credit performance of commercial and consumer credit. Concerns over the stability of the financial markets and the economy in the past have resulted, and may result in the future, in decreased lending by financial institutions to their customers and to each other. These macroeconomic conditions have affected and may in the future negatively affect our business, financial condition and results of operations. Economic pressure on consumers and businesses and declining confidence in the financial markets would likely cause a decrease in the demand for advertising financial products and services. Additionally, advertising expenditures tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. Since we derive most of our revenues from advertising, changes in economic conditions could cause decreases in or delays in advertising spending and would be likely to reduce our revenue and could have a material and adverse effect on our business, financial condition or operating results.

Our substantial indebtedness could adversely affect our financial flexibility and prevent us from fulfilling our obligations under the Notes and Credit Agreement.

We have, and will continue to have, a significant amount of indebtedness. As of December 31, 2015, our total indebtedness was $298.2 million, net of unamortized discount comprised of the Notes in an aggregate principal amount of $300.0 million. As of December 31, 2015, we had no loans outstanding under the Credit Agreement. Our interest expense for the year ended December 31, 2015 was $20.4 million. Our substantial level of indebtedness increases the risk that we may be unable to generate cash sufficient to invest in our business at an appropriate level, thereby making it more difficult to pay amounts due in respect of our indebtedness. Our substantial indebtedness could have other important consequences to you and significant effects on our business. For example, it could:

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

•	make it more difficult to satisfy our financial obligations, including payments on the Notes and amounts outstanding from time to time under the Credit Agreement.

In addition, the Senior Notes Indenture and the Credit Agreement each contain, and the agreements evidencing or governing other future indebtedness may contain, restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness.

We may not be able to generate sufficient cash to service all of our indebtedness, including the Notes, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful or if successful, could adversely impact our business.

Our ability to make scheduled payments on or to refinance our debt obligations, including the Notes, depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. Our debt service obligations are currently $18.6 million per year. In addition, we entered into the Revolving Credit Facility described below, which when drawn in the future would increase the amount of our current debt service obligations. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to fund our day-to-day operations or to pay the principal, premium, if any, and interest on our indebtedness, including the Notes.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to sell assets or operations, seek additional capital or restructure or refinance our indebtedness, including the Notes. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet our scheduled debt service obligations. The Senior Notes Indenture and the Credit Agreement each restrict, and any of our other future debt agreements may restrict, our ability to dispose of assets and use the proceeds from any such dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

In addition, we conduct our operations through our subsidiaries, certain of which may not be guarantors of the Notes or guarantors of our other indebtedness. Accordingly, repayment of our indebtedness, including the Notes, is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors of the Notes, our obligations from time to time under the Credit Agreement or any future indebtedness, our subsidiaries do not have any obligation to pay amounts due on the Notes or under the Credit Agreement or to make funds available for such purposes. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness, including the Notes. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. Although the Senior Notes Indenture and the Credit Agreement do, and other future debt agreements may, limit the ability of certain of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are, or in the case of future debt agreements may be, subject to certain qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness, including the Notes.

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

We may be able to incur additional indebtedness pursuant to the Senior Notes Indenture and the Credit Agreement in the future, including additional secured indebtedness. As of December 31, 2015, we were able to incur up to an additional $488.0 million of indebtedness, of which up to $100.0 million could be secured indebtedness, pursuant to the incurrence tests described in the Senior Notes Indenture and Credit Agreement. Although covenants under the Senior Notes Indenture and the Credit Agreement limit our ability and the ability of our present and future subsidiaries to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions could be substantial. The Senior Notes Indenture and the Credit Agreement also allow us to incur certain additional secured and unsecured debt and allow our foreign restricted subsidiaries and our future unrestricted subsidiaries to incur additional debt, which would be structurally senior to the Notes and amounts outstanding from time to time under the Revolving Credit Facility. In addition, the Senior Notes Indenture and the Credit Agreement do not prohibit us from incurring obligations that do not constitute indebtedness as defined therein. To the extent that we incur additional indebtedness or such other obligations, the risk associated with substantial additional indebtedness described above, including our possible inability to service our debt will increase.

We may not receive some or all of the purchase price in connection with the sale of our Insurance business, which could adversely affect our operations.

The Equity Purchase Agreement (the “Purchase Agreement”) with All Web Leads, Inc. provides that $25.0 million of the $165.0 million aggregate purchase price payable to us as consideration for the sale of our insurance business to All Web Leads will be paid on the second anniversary of the closing date. Based on an estimate at closing of closing working capital, that deferred consideration was reduced (on an estimated basis) to $23.5 million, and the purchase price may be reduced further in connection with finalizing the closing working capital measurement which has not yet been finalized. If All Web Leads is unable to pay the deferred payment amount in full on or before the second anniversary of the closing date as a result of restrictions under its credit agreement, All Web Leads will pay us as much of the deferred payment amount as is permitted under its credit agreement and deliver to us a subordinated promissory note in a principal amount equal to the unpaid portion of the deferred payment amount plus interest accrued at 8.0% per annum from the date of closing on such unpaid portion. The subordinated promissory note will have an interest rate of one-year LIBOR plus 8.0% per annum and will mature on the date that is six months after the maturity date of All Web Leads’ credit facility. Both the deferred compensation payable under the Purchase Agreement and the obligations under promissory note, if it is issued in lieu of cash payment, will be subordinated to All Web Leads’ senior indebtedness.

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

Risks Related to our 2014 Restatement and Other Accounting Issues

The Company and certain of its current and former officers and directors are named as defendants in a putative class action lawsuit alleging violations of federal securities laws and could be named as parties in additional lawsuits related to our amendment and restatement of our financial statements and other financial information (the “Restatement”) or as a result of the ongoing investigation by the DOJ. These as well as the results of the underlying DOJ investigation could adversely affect the Company, require significant management time and attention, result in significant legal expenses (including settlement costs) or damages, and cause our business, financial condition, results of operations and cash flows to suffer.

In September and October 2014, the Company and certain of its current and former officers and directors were named as defendants in putative class action lawsuits alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and Sections 11 and 12 of the Securities Act of 1933. One such lawsuit remains pending captioned The City of Los Angeles v. Bankrate, Inc., et al. The action alleges, among other things, that the Company’s 2011, 2012, and 2013 financial statements improperly recognized revenues and expenses and therefore were materially false and misleading. In February 2015, the complaint was amended to add allegations relating to the Company’s March 2014 secondary offering of Company common stock. See Note 10 of the Notes to the Condensed Consolidated Financial Statements in Item 8 of this Annual Report for additional discussion of this litigation. If the Company is found liable for violations of the securities laws as alleged in the putative class action, it could be required to pay substantial amounts for damages for losses to purchasers of Company securities during the class period and for damages to persons who purchased the 16.1 million shares of Company stock sold in the March 2014 secondary offering at $18.25 per share. While the plaintiff in the class action has not specified the amount of damages and the Company cannot presently estimate such amount, a class-wide damages award in this lawsuit, and liabilities resulting from any other lawsuits in which the Company and its current and former officers and directors could be named arising out of our Restatement or as a result of governmental investigations of the Company, could have a material and adverse impact on our business, financial condition, results of operations and cash flows.  In addition, these matters could require significant management time and attention and result in significant legal expenses. We could be subject to fines, settlement costs, penalties, or other sanctions as a result of the ongoing investigation being conducted by the DOJ.

Our indemnification obligations and advancement and reimbursement of expenses, and potential limitations of our director and officer liability insurance, could result in significant legal expenses or damages and cause our business, financial condition, results of operations and cash flows to suffer.

Certain of our current and former officers and directors are the subject of lawsuits as individual defendants, and certain of our former employees have been sued by the SEC for alleged violations of the securities laws relating to accounting issues referenced above and may become defendants in future proceedings relating to such matters. Under Delaware law, our Certificate of Incorporation, our Bylaws and certain indemnification agreements, we may have indemnification obligations to these current and former officers and directors in relation to these matters, and are advancing legal expenses for the former employees that are defendants in the SEC lawsuit. In addition, pursuant to the underwriting agreement entered into in connection with the Company’s March 2014 secondary offering, we have reimbursed the underwriters that are named as defendants in the class action lawsuit for certain legal and other expenses incurred in connection with defending the lawsuit, and may have ongoing indemnification obligations to such underwriters. These indemnity obligations and expense advancements have resulted and may continue to result in significant legal expenses or damages and cause our business, financial condition, results of operations and cash flow to suffer. The former employees receiving expense advancement are obligated to reimburse us under certain circumstances. Those circumstances may not occur, however, or the individuals may refuse or be unable to provide such reimbursement.

While we maintain director and officer liability insurance, the insurance carriers could seek to take the position that costs and expenses associated with the ongoing investigations or costs of resolution are not subject to insurance coverage. If coverage is available, the amounts incurred could exceed the maximum amount of available insurance. If insurance coverage is not available to the Company or if the amounts incurred exceed available coverage, it could have a material and adverse impact on our financial condition, results of operations and cash flows.

The DOJ investigation and the settled SEC investigation,  the class action lawsuit, and other issues in connection with the Restatement could have an adverse impact on our business relationships.

Our operations and business rely on our reputation with consumers and relationships with our advertisers, co-brand partners, distribution partners, print partners and other business partners. The DOJ investigation and settled SEC investigation, class action lawsuit and other issues in connection with the Restatement could have an adverse impact on our business relationships with our partners. Among other outcomes, these partners may seek out new partners or rely on their other partners more heavily, and reduce or potentially become unwilling to do business with us, causing our business, financial condition, results of operations and cash flows to suffer.

Delayed filing of some of our periodic SEC reports has made us currently ineligible to use a registration statement on Form S-3 to register the offer and sale of securities, which could adversely affect our ability to raise future capital or complete acquisitions.

Because we were unable to file our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, our Annual Report on Form 10-K for the year ended December 31, 2014 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 with the SEC on a timely basis, we will not be eligible to register the offer and sale of our securities using a registration statement on Form S-3 until we have timely filed all periodic reports required under the Securities Exchange Act of 1934 for one year. Should we wish to register the offer and sale of our securities to the public prior to the time we are eligible to use Form S-3, our transaction costs would increase and the amount of time required to complete the transaction could increase, making it more difficult to execute any such transaction successfully and potentially harming our financial condition.

Risks Related to Ownership of Shares of Our Securities

The Apax Holders (defined below) control a significant interest in us and their interests may conflict with or differ from stockholder interests.

To our knowledge, Ben Holding S.à r.l., which is beneficially owned by Apax US VII, L.P., Apax Europe VII-A, L.P., Apax Europe VII-B, L.P. and Apax Europe VII-1, L.P. (the “Apax Holders”), currently owns approximately 36% of our common stock. As a result of its ownership, the Apax Holders have the power, and pursuant to the stockholders agreement, their majority-owned subsidiary Ben Holding S.à r.l. has the contractual right, to nominate a number of directors equal to 30% of the total number of directors. Accordingly, the Apax Holders have significant influence over any decision to approve or reject any transaction that requires the approval of our board of directors or our stockholders, including significant corporate transactions such as business combinations. In addition, following a reduction of the equity owned by the Apax Holders to below 30% of our outstanding common stock, the Apax Holders, through Ben Holding S.à r.l., will retain the right to designate a certain number of designees for our board of directors until the Apax Holders’ ownership percentage falls below 5%. The Apax holders’ ability to significantly influence or effectively control our decisions will continue even after selling a portion of their interests in us.

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

Item 1B. Unresolved Staff Comments

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2015 year and that remain unresolved.

Item 2. Properties

Our corporate headquarters is in New York, New York, where we lease approximately 19,000 square feet of office space under a lease expiring in September 2016.

Our Banking business has its principal facility in Palm Beach Gardens, Florida, where we lease approximately 26,000 square feet of office space under a lease expiring in January 2027.

Our Credit Cards business has its principal facility in Austin, Texas where we lease approximately 18,000 square feet of office space under a lease expiring in November 2018.

Our Senior Care business has its principal facility in San Mateo, California where we lease approximately 8,000 square feet of office space under a lease expiring in December 2016.

In addition to these principal facilities we lease approximately 35,000 square feet of office space at various properties in the United States and sublease a facility in Colchester, England. These leases expire at various times. We also have a remaining period on the former principal facility for our Banking business, in North Palm Beach, Florida, where we have a lease on 23,000 square feet of office space that expires in October 2016, which is currently subleased. We use these office properties for administration, sales, operations, and business development. We operate our online network and supporting systems on servers at secure third-party co-locations, including facilities in Atlanta, Georgia and Austin, Texas. We believe we can relocate any of our facilities without significant cost or disruption.

 Item 3. Legal Proceedings

The information with respect to legal proceedings is incorporated by reference from Note 10 of our Consolidated Financial Statements included in this document.

Item 4. Mine Safety Disclosures

Not applicable

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been listed on the NYSE under the symbol “RATE” since June 17, 2011. Prior to that time, there was no public market for our stock. The following table sets forth for the indicated periods the high and low sales prices per share for our common stock on the NYSE.

Fiscal Quarter Ended	Low	High
March 31, 2014	$ 15.68	$ 21.49
June 30, 2014	$ 14.44	$ 17.97
September 30, 2014	$ 10.66	$ 18.19
December 31, 2014	$ 9.39	$ 12.79
March 31, 2015	$ 11.09	$ 13.57
June 30, 2015	$ 10.48	$ 13.92
September 30, 2015	$ 8.87	$ 11.52
December 31, 2015	$ 10.20	$ 15.80

Holders of Record

As of December 31, 2015, there were approximately 214 stockholders of record of our common stock, and the closing price of our common stock was $13.30 per share as reported by the NYSE. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on an initial investment of $100 in our common stock between June 17, 2011 (the date of our Initial Public Offering) and December 31, 2015, with the comparative cumulative total return of such amount on the NYSE Market Index and the RDG Internet Composite Index, over the period of May 31, 2011 to December 31, 2015. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. Data for the NYSE Market Index and the RDG Internet Composite Index assume reinvestment of dividends. The graph assumes our closing sales price on June 17, 2011 of $15.34 per share as the initial value of our common stock.

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

Recent Sale of Unregistered Securities

None.

Company Purchase of Equity Securities

The following table sets forth the Company’s purchases of equity securities for the periods indicated:

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value)
			Shares Purchased as	of Shares That May
			Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans or
Period	Shares Purchased	Paid Per Share	or Programs	Programs (A)
October 1, 2015 through October 31, 2015	3,231,000	$11.30	3,231,000	$25,352,287
November 1, 2015 through November 30, 2015	1,324,500	$12.10	1,324,500	$9,329,287
December 1, 2015 through December 31, 2015	672,514	$13.87	672,514	$7

(A)

On September 10, 2015 the Company announced that its Board of Directors has authorized a $75.0 million stock repurchase program which allows the Company to repurchase shares of its common stock in open market or private transactions. The program expires on December 31, 2016. The Company does not intend to make any further purchases under this authorization due to the remaining authorization balance.

Equity Compensation Plan Information

The following table sets forth certain information relating to the shares of common stock that may be issued under our stock-based incentive plans at December 31, 2015:

	Number of securities
	to be issued upon	Weighted average	Number of securities
	exercise of outstanding	exercise price of	remaining available for
	options, warrants	outstanding options,	future issuance under
Plan Category	and rights	warrants and rights	equity compensation plans
Equity compensation plans approved by securities holders	2,501,926	$16.04	9,717,769
Total	2,501,926	$16.04	9,717,769

For information on the features of the Company’s equity compensation plan, see Management’s Discussion and Analysis of Financial Condition and Results of Operations; Critical Accounting Policies; Stock-Based Compensation and Note 8 in Notes to Consolidated Financial Statements in Item 8.

Item 6. Selected Financial Data

The following table presents our selected historical consolidated financial data. The consolidated statements of operations data for the years ended December 31, 2015, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015 and 2014 are derived from our audited consolidated financial statements appearing in Item 8 of this Annual Report on Form 10-K.  The consolidated statements of operations data for the years ended December 31, 2012 and 2011, and the consolidated balance sheet data as of December 31, 2013, 2012 and 2011, are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. During 2015, the Company sold its Insurance business segment and the results of operations, assets, liabilities and cash flows have been reclassified and presented as discontinued operations in the following table of selected financial data for all periods presented. During the year ended December 31, 2014, the Company’s Audit Committee commenced a review of the Company’s financial statements (the “Internal Review”). Following the completion of the Internal Review in the second quarter of 2015, the Company amended and restated prior period financial statements and other financial information (the “Restatement”). The information set forth below should be read in conjunction with our consolidated financial statements and the related notes thereto, included elsewhere in this Annual Report on Form 10-K, and the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year ended December 31,
(In thousands, except share and per share data)	2015 (1)	2014 (2)	2013	2012	2011
Statement of Operations Data:
Revenue	$370,534	$350,304	$296,279	$246,167	$238,181
Costs and expense:
Cost of revenue	171,794	179,490	141,142	112,452	106,946
Sales and marketing	16,663	15,373	14,840	13,151	14,370
Product development and technology	23,488	16,428	13,053	10,593	10,226
General and administrative	62,350	59,226	34,785	24,566	18,841
Legal settlements	3	1,403	-	874	-
Acquisition, disposition, offering and related expenses	569	3,590	81	601	41,343
Restructuring charges	5,616	-	-	267	75
Change in fair value of contingent liabilities	(421)	3,633	17,380	(2,347)	21
Depreciation and amortization	40,466	34,141	31,496	28,075	24,749
	320,528	313,284	252,777	188,232	216,571
Income from operations	50,006	37,020	43,502	57,935	21,610

Interest and other expenses, net	22,238	20,820	24,958	25,525	31,795
Loss on early extinguishment of debt	-	-	17,175	-	16,627
Income (loss) before taxes	27,768	16,200	1,369	32,410	(26,812)
Income tax expense (benefit)	10,115	8,260	1,858	4,578	(2,265)
Net income (loss) from continuing operations	17,653	7,940	(489)	27,832	(24,547)
Net (loss) income from discontinued operations (3)	(30,999)	(2,768)	(10,707)	(787)	11,648
Net (loss) income	$(13,346)	$5,172	$(11,196)	$27,045	$(12,899)
Other Financial Data:
Basic and diluted net (loss) income per share:
Basic - continuing operations	$0.18	$0.08	$-	$0.28	$(0.26)
Diluted - continuing operations	0.18	0.08	-	0.28	(0.26)
Weighted average common shares outstanding:
Basic	97,637,936	100,399,458	100,108,316	99,985,782	94,160,687
Diluted	99,723,532	102,417,273	100,108,316	100,831,459	94,160,687

Adjusted EBITDA (4)	$127,123	$117,799	$110,364	$94,292	$92,511

Cash Flow Data:
Net cash provided by operating activities	$91,751	$42,507	$101,887	$49,207	$20,945
Net cash provided by (used in) investing activities	94,498	(82,695)	(32,583)	(32,147)	(16,631)
Net cash (used in) provided by financing activities	(90,958)	(47,736)	77,196	(3,344)	(11,797)
Balance Sheet Data:
Cash and cash equivalents	$236,866	$119,028	$206,002	$50,690	$38,676
Working capital	261,865	369,489	134,009	19,857	1,808
Intangible assets, net	205,758	222,769	286,719	306,584	295,241
Goodwill	567,544	545,772	454,846	445,074	437,828
Total assets	1,132,796	1,258,429	924,605	786,662	752,827
Long-term debt	298,212	297,598	297,021	193,943	193,613
Total stockholders' equity	761,195	823,286	835,573	825,950	788,512

	Year ended December 31,
(In thousands)	2015 (1)	2014 (2)	2013	2012	2011

Net (loss) income	$(13,346)	$5,172	$(11,196)	$27,045	$(12,899)
Net (loss) income from discontinued operations (3)	(30,999)	(2,768)	(10,707)	(787)	11,648
Interest and other expenses	22,238	20,820	24,958	25,525	31,795
Income tax expense (benefit)	10,115	8,260	1,858	4,578	(2,265)
Depreciation and amortization	40,466	34,141	31,496	28,075	24,749
Earnings before interest, taxes, depreciation and amortization (EBITDA)	90,472	71,161	57,823	86,010	29,732
Change in fair value of contingent liabilities	(421)	3,633	17,380	(2,347)	21
Loss on extinguishment of debt	-	-	17,175	-	16,627
Acquisition, disposition, offering and related expenses	569	3,590	81	601	41,343
Stock-based compensation (5)	19,417	13,870	9,834	7,638	4,713
Restatement charges (6)	11,432	23,586	1,269	1,249	-
Impact of purchase accounting	35	556	-	-	-
Other charges (7)	5,619	1,403	6,802	1,141	75
Adjusted EBITDA	$127,123	$117,799	$110,364	$94,292	$92,511

__________

(1)Includes the acquired assets, assumed liabilities and results of operations of Moseo Corporation (SeniorHomes.com), Quizzle.com and LoanTek, Inc. from the respective dates of acquisition.

(2)Includes the acquired assets, liabilities and results of operations of Caring, Inc. and Wallaby Financial Inc. from respective dates of acquisition.

(3)For the year ended December 31, 2015, includes $8.6 million for the gain on sale, net of tax, of our former Insurance business. For each year, includes the results of operations of our former Insurance business, sold during 2015, and our operations in China.

(4)Adjusted EBITDA represents net income (loss) before income (loss) from discontinued operations, depreciation and amortization, interest, income taxes, changes in fair value of contingent acquisition consideration, stock-based compensation and other items such as loss on extinguishment of debt, legal settlements, acquisition, disposition, offering and related expenses, restructuring charges, any impairment charge, CEO transition costs and costs related to the Restatement, the Internal Review, the SEC and DOJ investigations and related litigation. Adjusted EBITDA is a supplemental measure of our performance and is not a measurement of our performance under GAAP and should not be considered as an alternative to net income or other performance measures derived in accordance with GAAP, or as an alternative to cash flow from operating activities as a measure of our liquidity. Management believes that the presentation of Adjusted EBITDA provides useful information to investors regarding the results of our operations because it assists in analyzing and benchmarking the performance and value of our business. Our determination of Adjusted EBITDA may not be comparable to similarly titled measures used by other companies. The table above reconciles the Company’s net (loss) income to Adjusted EBITDA.

(5)Excludes $3.9 million, $3.2 million, $2.3 million, $1.5 million and $796,000 in 2015, 2014, 2013, 2012 and 2011, respectively, related to the disposition of our Insurance business, which is included in net (loss) income from discontinued operations. Excludes $5.8 million related to CEO transition in 2013, which is included in other charges.

(6)Restatement charges include costs related to the Restatement, the Internal Review, the SEC and DOJ investigations and related litigation.

(7)Other charges include (i) net legal settlements of approximately $3,000, $1.4 million and $874,000 for the years ending December 31, 2015, 2014 and 2012,  respectively, (ii) CEO transition costs of $6.8 million (of which $5.8 million is stock-based compensation) for the year ended December 31, 2013, and (iii) restructuring charges of $5.6 million, $267,000 and  $75,000 for the years ended December 31, 2015, 2012 and 2011, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our results of operations and financial condition with the financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs, and that involve numerous risks and uncertainties, including, but not limited to, those described in the “Cautionary Statement Concerning Forward-Looking Statements” and “Risk Factors” sections of this Annual Report on Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. See “Cautionary Statement Concerning Forward-Looking Statements” and “Risk Factors.”

Introduction

Our Company

We are a leading publisher, aggregator and distributor of personal finance content on the Internet. We provide consumers with proprietary, fully researched, comprehensive, independent and objective personal finance editorial content across multiple vertical categories including mortgages, deposits, credit cards, senior care and other personal finance categories.

Our sources of revenue include performance-based advertising, lead generation, display advertising, distribution arrangements and traditional media avenues, such as syndication of editorial content and subscriptions.

Primarily through our Bankrate.com brand, we provide consumer inquiries to advertisers that are listed in our mortgage and deposit rate tables and that hyperlink their listings or provide a phone number. Under this arrangement, advertisers pay Bankrate each time a consumer clicks on that advertiser's hyperlink or calls the phone number. All clicks and calls are screened for fraudulent characteristics in accordance with Interactive Advertising Bureau advertising standards by an independent third party vendor and then charged to the customer’s account.

Primarily through our CreditCards.com brand, other owned and operated sites, and through our affiliate networks, we provide consumer inquiries to credit card issuers and principally record sales after the credit card issuers approve the consumer’s credit application.

Primarily through our Caring.com brand, we provide helpful caregiving content, a comprehensive online senior living community directory for the United States, and telephone support and advice from trained Family Advisors to consumers looking for senior care options as well as thousands of original articles, helpful tools, a local directory covering a wide array of other senior caregiving services, and the collective wisdom of an involved online community.

Primarily through our Quizzle.com brand, we provide consumers with tools, services and content that includes credit monitoring, identity theft protection, debt management, credit reports and credit scores, budget planning and credit management techniques.

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

Following the divestiture of the Insurance business, we now operate the following reportable segments:

•

Banking – we offer information on rates for various types of mortgages, home lending and refinancing options, specific to geographic location and covering all 50 states; rate information on various deposit products such as money markets, savings and certificates of deposits; and information on retirement, taxes and debt management. This segment also provides original articles on topics related to the housing market and loan refinancing; provides online analytic tools to calculate investment values; and provides content on topics such as retirement 401(k) accounts, Social Security, tax deductions and exemptions, auto loans, debt consolidation and credit risk.

•

Credit Cards – we present visitors with a comprehensive selection of consumer and business credit and prepaid cards, providing detailed information and comparison capabilities, and host news and advice on personal finance, credit card and bank policies, as well as tools, calculators, products and services to estimate credit scores and card benefits.

•

Senior Care – we provide a comprehensive online senior living community directory for the United States, and telephone support and advice from trained Family Advisors to consumers looking for senior care options, as well as thousands of original articles, helpful tools, a local directory covering a wide array of other senior caregiving services, and the collective wisdom of an involved online community.

•	Other – includes unallocated corporate overhead, the elimination of transactions between segments and the results of operations of Quizzle.

2015 Developments

•	Revenues of $370.5 million, a 5.8% increase from 2014
•	Net income from continuing operations of $17.7 million; a $9.7 million increase from 2014
•	Adjusted EBITDA of $127.1 million; a 7.9% increase from 2014
•	Completed the divestiture of our Insurance business segment
•	2015 Acquisitions:
o

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

o

Detroit-based Quizzle.com, a leading national free credit report and monitoring site which provides users with free credit scores and credit reports, as well as credit monitoring and identity protection.

o

Certain assets and assumed certain liabilities of LoanTek, Inc., an Idaho corporation (“LoanTek”). LoanTek provides subscription based mortgage software solutions, including pricing engines, to mortgage companies and other loan originators. LoanTek operates as part of our Banking business. (See Note 12 to the financial statements for additional information.)

•	Settled the SEC investigation. (See Note 10 to the financial statements for additional information.)

Certain Trends Influencing Our Business

Our business benefits from the secular shift toward consumer use of the Internet to research and shop for personal finance products coupled with increased consumer interest in comparison shopping for such products, and the related shift in advertiser demand from offline to online and toward the targeting of in-market consumers. Our ability to benefit from these trends depends on the strength of our position in the personal finance services markets driven by our brands, proprietary and aggregated content, breadth and depth of personal finance products, distribution, position in search results and monetization capabilities. The key drivers of our business include the number of in-market consumers visiting our online network, including the number of page views they generate, the availability of financial products and the demand of our online network advertisers, each of which are correlated to general macroeconomic conditions in the United States. We believe that increases in housing activity and general consumer financial activity and fluctuations in interest rates positively impact these drivers while decreases in these areas, or a deterioration in macroeconomic conditions, could have a negative impact on these drivers.

Key Initiatives

We are focused on the following key initiatives to drive our business:

•	increasing visitor traffic to our online network;
•	traffic optimization and monetization for both desktop and mobile;
•	investing in our technical infrastructure to enhance the experience of both consumers and advertisers;
•	developing tools and content that result in repeat visits and ongoing engagement by the consumers on our site;
•	optimizing the revenue of our cost-per-thousand-impressions, cost-per-click, cost-per-call and cost-per-approval models on our online network;
•	revenue optimization associated with updated site designs and functionality;
•	enhancing search engine marketing and keyword buying, and expanding marketing on social networks, to cost effectively drive targeted impressions into our online network;

•	expanding our co-brand and affiliate footprint;
•	broadening the breadth and depth of the personal finance content and products that we offer on our online network;
•	increasing the percentage of visitor traffic from owned and operated sites;
•	further developing our mobile applications and optimizing the consumer experience across all modes of accessing our online network;
•	containing our costs and expenses; and
•	continuing to integrate our acquisitions to maximize synergies and efficiencies.

Revenue

We generate revenue in each of our verticals by connecting consumers with our advertisers. The amount of advertising we sell is a function of the traffic to our owned and operated properties as well as to our partners’ websites and mobile applications and our ability to effectively to match these consumers with relevant advertisers.

Banking Revenue

In our banking segment we primarily generate revenue through consumer inquiries upon delivery of qualified and reported click-throughs to our advertisers from hyperlinks in tables listing rates for deposits, mortgages or other loan products, or qualified phone calls. Consumers are presented these rate table listings on our owned and operated websites and mobile applications as well as on partner websites and mobile applications. These advertisers pay us a fee for each click-through or phone call, which occurs when a user clicks on any of their advertisement listings or makes a phone call to the advertiser. Each phone call or click-through on an advertisement listing represents a completed transaction once it passes our validation filtering process. We also sell display advertisements on our online network consisting primarily of leaderboards, banners, badges, islands, posters, and skyscraper advertisements on a cost-per-impression basis. We typically charge for these advertisements based on the number of times the advertisement is displayed.

Credit Card Revenue

In the credit card segment we generate revenue through consumer inquiries by delivery of qualified click-throughs from hyperlinks in credit card listings and qualified phone calls to our advertisers’ application forms. Consumers are presented credit card offers on our owned and operated websites and mobile applications as well as on affiliate websites and mobile applications. Our advertisers pay us a designated transaction fee for either approved applications or completed applications, resulting from those click-throughs or phone calls, which occur after a user clicks on any of their advertisement listings or makes a phone call to the advertiser and then completes an application and in most instances passes the advertiser’s internal approval processes. The designated transaction fee can vary based on the quality of the credit card applicant, the type of credit card that the applicant applies for and the volume of credit card clicks and applicants delivered to the card issuers.

Senior Care Revenue

In our Senior Care segment we mainly generate revenue through move-ins to communities that result from qualified consumer inquiries that are generated on our sites or through our affiliate relationships and are qualified in our call centers. In addition, we generate some revenue on a subscription basis, whereby senior living communities pay us for leads and inclusion in our directory regardless of move-ins to the community.

Cost of Revenue

Cost of revenue represents expenses directly associated with the creation of revenue and costs of fulfilling services. These costs include contractual revenue sharing obligations resulting from our distribution arrangements ("distribution payments"), cost of traffic and lead acquisition (primarily search engine marketing expense),  display advertising expense, direct response television advertising expense, salaries, editorial costs, research costs, credit card processing fees, and allocated overhead. Distribution payments are made to website operators for visitors directed to our online network which we monetize through advertising, as well as credit card offer clicks that are generated on our affiliated websites and monetized through our issuer network. These costs generally increase proportionately with revenue from our online network and distribution platforms. Editorial costs relate to writers and editors who create original content for our online publications and associates who build web pages. These costs have increased as we have added online publications and co-branded versions of our websites under distribution arrangements. Research costs include expenses related to gathering data on banking and credit products and consist primarily of compensation and benefits along with allocated overhead.

Operating Expenses

Sales and Marketing

Sales and marketing costs represent expenses associated with expanding brand awareness of our products and services to consumers and include print and Internet advertising, marketing and promotion costs including email marketing and telephone marketing, and include compensation and benefits, sales commissions, allocated overhead, and stock-based compensation expense.

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

Acquisition, Disposition and Related Expenses

Acquisition, disposition and related expenses represent direct expenses related to our successful acquisitions and divestitures and fees associated with our various offerings (e.g., the March 2014 Secondary Offering).

Depreciation and Amortization

Depreciation and amortization expense includes the cost of capital asset acquisitions spread over their expected useful lives on a straight-line basis. Leasehold improvements are depreciated over the underlying lease term, not to exceed twenty years. The depreciation periods are as follows:

Estimated Useful Life
Furniture and fixtures	5-7 years
Computers and software	3-5 years
Equipment	3 years
Leasehold improvements	≤ 20 years

Depreciation and amortization also includes the amortization of intangible assets, consisting primarily of trademarks and domain names, software licenses, customer relationships, agent/vendor relationships, developed technologies and non-compete agreements, all of which were either acquired separately or as part of business combinations recorded under the acquisition method of accounting.

The amortization periods for intangible assets are as follows:

Estimated Useful Life
Trademarks and domain names	2-25 years
Customer relationships	3-15 years
Affiliate relationships	1-15 years
Developed technologies	1-6 years

Interest and Other Expenses, Net

Interest and other expenses, net primarily consists of expenses associated with our long-term debt, amortization of debt issuance costs, interest on acquisition-related payments, interest income earned on cash and cash equivalents and other income.

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

Goodwill Impairment

The Company records the excess of purchase price over the fair value of the net tangible and identified intangible assets acquired as goodwill. The goodwill is tested for impairment annually, as well as when an event, or change in circumstances, indicates impairment may have occurred. In accordance with Accounting Standards Codification (“ASC”) 350, Intangibles-Goodwill and Other, we first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (a likelihood of more than 50%) that the fair value of our reporting unit is less than its carrying amount. We perform this assessment annually, on October 1st of each year, or more frequently, if facts and circumstances warrant a review, at the reporting unit level. If after assessing the qualitative factors, we determine that it is not more likely than not that the fair value of the reporting unit is less than the carrying value then we conclude that we have no goodwill impairment and no further testing is performed, otherwise, we proceed to the two-step process. The first step under the two step process is to compare the fair value of the reporting unit to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The reporting unit fair values are determined by using a weighted valuation approach among three different valuation methodologies consisting of an income approach and a market approach of which is made up of the ‘guideline company method’ and the ‘reference transaction method’. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied value, an impairment loss equal to the difference will be recorded. During the third quarter 2015, it was determined that a triggering event had occurred in our former Insurance business unit. We recorded a preliminary $35.0 million charge for the impairment of goodwill within our Insurance segment resulting from the difference between the net book value of the business segment and the estimated fair value of the business. During the annual goodwill impairment testing, on October 1, 2015, we performed the assessment for all reporting units, including Step 2 testing for the Insurance business unit, and concluded that there was no impairment of goodwill including any further impairment of the Insurance business unit. During the fourth quarter 2015, the Insurance business was disposed and as such, the results of the business are presented as discontinued operations for all periods presented.

The Company followed the guidance in ASC 350-20-35-30 and tested goodwill for impairment as of December 31, 2015 as there were circumstances and triggers present with the Banking and Senior Care reporting units that could ‘more likely than not’ reduce the fair value of the reporting units below the carrying amounts based upon the financial performance for each of the respective reporting units in the fourth quarter of 2015. Based on the updated goodwill impairment testing as of December 31, 2015, it was noted that the respective fair values for the Banking and Senior Care reporting units are greater than their respective carrying values and as such no impairment shall be recorded for the period, however, as of December 31, 2015, the fair value for each of the Banking and Senior Care reporting units was not substantially in excess of its book value. Fair value was greater than carrying value by 10% and 27%, respectively, however the absolute dollar amount of the Senior Care cushion is small. If the Banking and Senior Care reporting units do not track with expectations for strong growth, this could lead to impairment. Additionally, a large customer of Senior Care did not renew its agreement in January 2016, which is expected to be a triggering event for reviewing the Senior Care goodwill in the first quarter 2016, which could result in an impairment of its goodwill.

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

We performed impairment evaluations in 2015 and 2014, and concluded that there was no impairment of long-lived assets including intangible assets with finite lives.

Acquisition Accounting

We have acquired numerous businesses and websites. The acquisition method of accounting requires companies to assign values to assets and liabilities acquired based upon their fair values. In most instances, there is not a readily defined or listed market price for individual assets and liabilities acquired in connection with a business, including intangible assets. The determination of fair value for assets and liabilities in many instances requires a high degree of estimation. The valuation of intangibles assets, in particular, is very subjective. We generally use internal cash flow models. The use of different valuation techniques and assumptions can change the amounts and useful lives assigned to the assets and liabilities acquired, including goodwill and other intangible assets and related amortization expense. We applied ASC 805, Business Combinations to all business combinations.

Contingencies

As discussed in Note 10 to our consolidated financial statements, included elsewhere in this Annual Report, various legal proceedings are pending against us. We record provisions in the consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. Except as discussed in Note 10, at the present time, while it is reasonably possible that an unfavorable outcome in a case may occur, (i) management has concluded that it is not probable that a loss has been incurred; (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome; and (iii) accordingly, management has not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any. Legal defense costs are expensed as incurred.

Revenue Recognition

Online advertising is the sale of advertising, sponsorships, hyperlinks, and lead generation within our online network through our owned and operated sites, such as Bankrate.com, CreditCards.com, Interest.com, CreditCardGuide.com and Caring.com. The print publishing and licensing business is primarily engaged in the sale of advertising in the Mortgage Guide and CD & Deposit Guide rate tables, newsletter subscriptions, and licensing of research information.

Consumer Inquiry Revenue

In the banking segment, we deliver consumer inquiries in the form of clicks and calls and recognize revenue monthly based on the number of clicks and calls at a cost-per-click/call for our mortgage and deposit and other banking products.

In the credit card segment, we deliver consumer inquiries as a click or phone call to our advertisers and recognize revenue on a per-completed or approved application basis.

In the senior care vertical we deliver consumer inquiries to senior care communities after qualifying them though our call center and matching them to a number of potential communities. We recognize revenue for each consumer who actually moves into a community where we referred them.

We have also entered into revenue sharing arrangements with our vertical content and affiliate partners based on the revenue earned from their consumer inquiries. Revenue is recorded at gross amounts and partnership and affiliate payments are recorded in cost of revenue, pursuant to the provisions of ASC Topic 605-45, Reporting Revenue Gross as a Principal versus Net as an Agent.

Display Advertising Revenue

Display advertising sales are invoiced monthly at amounts based on specific contract terms, which are predominantly based on the number of impressions delivered to the advertiser.

Print Publishing and Licensing Revenue

We charge for placement in the Mortgage Guide and the CD & Deposit Guide for print publication. Advertising revenue is recognized when the Mortgage Guide and the CD & Deposit Guide run in a  publication. Revenue from our newsletters is recognized ratably over the period of the subscription, which is generally up to one year. Revenue from the sale of research information is recognized ratably over the contract period.

Revenue for distributing editorial rate tables is recognized ratably over the contract or subscription periods.

Stock-Based Compensation

We account for share-based compensation in accordance with ASC 718, Compensation—Stock Compensation. Under the fair value recognition provisions of ASC 718, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. For awards with performance conditions, the probable outcomes of the performance conditions are assessed and if the conditions are determined as not probable to be achieved, no compensation cost will be recognized. If it is determined that the conditions are probable to be achieved, the related stock-based compensation expense is recognized over the requisite service period of the related awards. The valuation provisions of ASC 718 apply to new grants and to grants that are subsequently modified.

Income Tax Expense (Benefit)

We account for income taxes in accordance with ASC 740, Income Taxes. Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results, or the ability to implement tax-planning strategies vary, adjustments to the carrying value of the deferred tax assets and liabilities may be required. Valuation allowances are based on the “more likely than not” criteria of ASC 740.

The accounting for uncertain tax positions guidance under ASC 740 requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We recognize interest and penalties on uncertain tax positions as a component of income tax expense. If our assessment of whether a tax position meets or does not meet the more likely than not threshold were to change, adjustments to income tax benefits may be required.

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

Our chief operating decision maker, the Company’s Chief Executive Officer, manages, assesses performance and allocates resources for our businesses based upon separate financial information for each of our operating segments (see Note 6 to our Consolidated Financial Statements for further information). In identifying the reportable segments, we also considered the nature of the services provided by our operating segments and other relevant factors. We aggregate certain of our operating segments into our reportable segments. Senior Care does not meet the quantitative thresholds for a reportable segment, however management believes that information about the segment should be separately disclosed as it is useful to the readers of the financial statements.

Management evaluates the operating results of each of our operating segments based upon revenue and “Adjusted EBITDA”, which we define as income from continuing operations before depreciation and amortization, interest, income taxes, changes in fair value of contingent acquisition consideration, stock-based compensation, and other items such as loss on extinguishment of debt, legal settlements, acquisition, disposition, offering and related expenses, restructuring charges, any impairment charge, CEO transition costs and costs related to the Restatement, the Internal Review, the SEC and DOJ investigations and related litigation. Our presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

The following table displays our results for the respective periods expressed as a percentage of total revenue:

	Year ended
	December 31,	December 31,	December 31,
Statement of Operations Data:	2015	2014	2013
Revenue	100%	100%	100%

Costs and expenses:
Cost of revenue	46%	51%	48%
Sales and marketing	4%	4%	5%
Product development and technology	6%	5%	4%
General and administrative	17%	17%	12%
Legal settlements	0%	0%	0%
Acquisition, disposition, offering and related expenses	0%	1%	0%
Restructuring charges	2%	0%	0%
Changes in fair value of contingent acquisition consideration	0%	1%	6%
Depreciation and amortization	11%	10%	11%
Total costs and expenses	87%	89%	85%
Income from operations	13%	11%	15%

Interest and other expenses, net	6%	6%	8%
Loss on early extinguishment of debt	0%	0%	6%

Income before taxes	7%	5%	0%
Income tax expense	3%	2%	1%
Net income (loss) from continuing operations	5%	2%	0%

Net loss from discontinued operations, net of income taxes	(9%)	(1%)	(4%)
Net (loss) income	(4%)	2%	(4%)

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenue

Total revenue was $370.5 million and $350.3 million for the years ended December 31, 2015 and 2014, respectively, representing an increase of $20.2 million or 5.8%. This increase is primarily due to higher consumer inquiry revenue on our owned and operated websites, partially offset by lower third-party affiliate, display and print revenues.

Within the Banking segment, total revenue of $105.9 million in 2015 was $12.6 million or 10.6% lower as compared to 2014. Revenues from our Credit Cards segment increased $15.0 million or 6.6% to $241.9 million in 2015 compared to 2014. Senior Care revenues grew $13.6 million to $23.9 million in 2015. Revenues in other, which includes Quizzle as well as the eliminations of intercompany revenues, increased $4.3 million from 2014 due to the revenues of Quizzle, which was acquired during 2015, and lower intercompany revenue eliminations. See our segment discussion below for more information.

Costs and Expenses

Cost of Revenue

Cost of revenue for the year ended December 31, 2015 of $171.8 million was $7.7 million lower than the year ended December 31, 2014.  This decrease was primarily due to a reduction of $28.6 million in distribution payments to our online partners and affiliates as a result of lower online revenue from affiliate sites, partially offset by $13.5 million in higher paid marketing expense, $3.9 million of higher employee compensation and benefit expense, $2.8 million higher web analytic marketing costs and $117,000 in additional stock compensation expense.

Sales and Marketing

Sales and marketing expenses for the year ended December 31, 2015 of $16.7 million were $1.3 million higher than the year ended December 31, 2014, primarily due to $868,000 in increased stock compensation expense, $583,000 higher compensation and benefits, and $137,000 in higher sales commissions, partially offset by lower marketing and advertising spend.

Product Development and Technology

Product development and technology costs for the year ended December 31, 2015 of $23.5 million were $7.1 million higher than the comparable period in 2014, primarily due to $3.6 million in higher compensation and benefit costs, $1.3 million higher stock-based compensation expense, $645,000 increased outside contract labor, $406,000 higher web analytic costs and $253,000 higher information technology costs.

General and Administrative

General and administrative expenses for the year ended December 31, 2015 of $62.4 million were $3.1 million higher than the year ended December 31, 2014, primarily due to $5.6 million in higher employee compensation and benefit costs, $3.2 million increased stock-based compensation expense, an increase of $1.5 million in professional fee expenses, mainly for accounting services, a $926,000 increase in contract labor and consulting costs, $840,000 higher technology related expenses and a $3.1 million increase in other expenses including travel, insurance, facility and other costs, partially offset by $12.2 million lower expenses related to the restatement, primarily related to the accrual of $15.0 million for the settlement with the SEC recorded in the third quarter 2014.

Acquisition, Disposition, Offering and Related Expenses

Acquisition, disposition, offering and related expenses and related party fees for the year ended December 31, 2015 were $569,000 as compared to $3.6 million for the same period in 2014.  For the year ended December 31, 2015 these expenses and fees decreased due to lower acquisition activity and during the year ended December 31, 2014 were primarily related to our acquisition of Caring.

Change in Fair Value of Contingent Acquisition Consideration

Change in fair value of contingent acquisition consideration for the year ended December 31, 2015 was of a credit of $421,000 compared to an expense of  $3.6 million for the same period in 2014 due to fewer contingent earnouts required to be accrued for and a reduction of the accrual for lower projected future contingent payments related to the operating results of acquired businesses not projected to achieve performance targets.

Depreciation and Amortization

Depreciation and amortization expense for the year ended December 31, 2015 of $40.5 million was $6.3 million higher than the same period in 2014 due to a $3.8 million increase in amortization expense, resulting primarily from intangibles acquired during the year ended December 31, 2015 and full year amortization of intangibles acquired during the year ended December 31, 2014 and a $1.9 million charge to fully amortize certain domain names that were made dormant during the year, and additional depreciation expense of our fixed assets.

Interest and Other Expenses, net

Interest and other expenses, net of $22.2 million for the year ended December 31, 2015 increased $1.4 million from prior year primarily due to the amortization of debt holder consent fees incurred in connection with the delayed 2014 financial statements due to the restatement and a charge related to the exit of an office lease.

Income Tax (Benefit) Expense

Our effective tax rate on continuing operations was 36.4% and 51.0% for the years ended December 31, 2015 and December 31, 2014, respectively. The change was principally due to the non-deductibility of the SEC settlement.

Net Income (Loss) from Discontinued Operations

Net loss from discontinued operations for the year ended December 31, 2015 of $31.0 million increased from the prior year primarily due to a $35.0 million charge for the impairment of goodwill at our Insurance business segment resulting from the difference between the net book value of the business segment and the estimated fair value of the business and an $11.9 million charge for sales tax expense in the Insurance business, partially offset by a $14.1 million tax benefit, and the $8.6 million gain on sale, net of tax, of the Insurance business, which was sold on December 29, 2015.

Following is a detailed discussion of our segment results of operations:

	Revenues		Adjusted EBITDA
	Year ended		Year ended
(In thousands)	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Banking	$105,878	$118,465	$32,867	$44,854
Credit Cards	241,854	226,869	113,644	92,227
Senior Care	23,855	10,302	389	(2,581)
Other	(1,053)	(5,332)	(19,777)	(16,701)
Total Company	$370,534	$350,304	$127,123	$117,799

Less:
Interest and other expenses, net (A)			22,238	20,820
Depreciation and amortization			40,466	34,141
Changes in fair value of contingent acquisition consideration			(421)	3,633
Stock-based compensation expense (B)			19,417	13,870
Acquisition, disposition, offering and related expenses			569	3,590
Restatement charges (C)			11,432	23,586
Impact of purchase accounting			35	556
Other charges (D)			5,619	1,403
Income tax expense			10,115	8,260
Net income from continuing operations			$17,653	$7,940

__________

(A)	Includes for the year ended December 31, 2015 a $703,000 charge related to the exit of an office lease.
(B)

Excludes approximately $3.9 million and $3.2 million of stock based compensation costs for the years ended December 31, 2015 and 2014, respectively, related to the divestiture of our Insurance business during 2015. The costs related to our Insurance business are presented as a discontinued operation.

(C)	Restatement charges include costs related to the Restatement, the Internal Review, the SEC and DOJ investigations and related litigation.
(D)	Other charges include legal settlements of $3,000 and $1.4 million for the years ending December 31, 2015 and 2014 and restructuring charges of $5.6 million for the year ended December 31, 2015.

Banking

Revenue decreased $12.6 million (10.6%) for the year ended December 31, 2015 compared with 2014. Consumer inquiry revenues generated through our rate tables decreased by $5.5 million (7.7%) primarily due to lower advertiser demand on our mortgage and deposit tables which resulted in a fewer consumer inquiries and lower monetization. This lower demand also impacted display revenue as many of the largest display advertisers on the Bankrate network also participate on our rate tables. As a result, other revenue, primarily from sold advertising impressions, was down approximately $7.1 million versus 2014.

Adjusted EBITDA decreased $12.0 million (26.7%), primarily due to decreased revenues. Expenses included in Adjusted EBITDA decreased $600,000 from the prior year, primarily due to a $4.4 million decrease in cost of revenue, mainly related to lower partner revenue share payments. Sales and marketing expenses were $338,000 lower, primarily due to $274,000 lower sales commissions. Product development costs increased by $2.4 million, primarily due to higher employee compensation and benefits expense and outside contract labor costs. General and administrative expenses were $1.7 million higher due primarily to employee compensation and benefit costs and facility costs.

Credit Cards

Revenue increased $15.0 million (6.6%) for the year ended December 31, 2015 compared with 2014. Of the total revenue growth, consumer inquiry revenues from our owned and operated sites grew by $48.0 million (38.9%), of which higher consumer inquiry volume coupled with higher yield contributed to the growth. About 53% of consumer inquiry revenue growth came from higher inquiry volume with the remaining increase through better monetization. Inquiry volume was partially driven by the April 2015 mobile response redesign of our creditcards.com site. Monetization growth was partly driven by higher advertising and marketing spend by credit card issuers through our owned and operated sites. However, overall revenue growth was negatively impacted by lower affiliate revenues. During the year, certain issuers and third party affiliates shifted their monetization links to other competing networks. Affiliate revenues yield substantially lower margins compared to revenues from owned and operated sites.

Adjusted EBITDA increased $21.4 million (23.2%) due to a combination of increased revenues and a $6.4 million decrease in expenses included in Adjusted EBITDA. The decrease in expenses was primarily due to a $12.2 million decrease in cost of revenue, mainly related to lower affiliate revenue share payments. Sales and marketing expense increased by $142,000. Product development cost increased by $1.9 million primarily due to higher compensation and incentive expense, increased professional fees and other costs. General and administrative expenses were $3.8 million higher, mainly attributed to higher employee compensation and incentive expenses, increased consulting costs and higher travel, facility and other costs.

Senior Care

Revenues increased $13.6 million (131.6%) for the year ended December 31, 2015 compared with 2014 due partially to a full year of operations during 2015 after the mid-2014 acquisition of Caring and the acquisition of Senior Homes during 2015. In addition, the number of senior living communities contracted on a referral fee basis increased 50%, leading to a higher number of move-ins on an annualized basis, and the average referral fee increased by 18%.

Adjusted EBITDA increased $3.0 million primarily due to revenue growth as expenses included in Adjusted EBITDA increased approximately $10.1 million, primarily due to a full year of operations and the acquisition of Senior Homes.

Other

The other segment includes our Quizzle business along with general corporate expenses and intercompany eliminations. Revenue for the year ended December 31, 2015 compared with 2014 increased $4.3 million, while Adjusted EBITDA decreased by $3.1 million. The revenue increase can primarily be attributed to our acquisition of Quizzle in 2015 and lower intercompany revenue eliminations. Adjusted EBITDA declined primarily due to the higher corporate expenses.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenue

Total revenue increased 18.2% to $350.3 million from $296.3 million for the years ended December 31, 2014 and 2013, respectively. Revenue from consumer inquiries increased approximately 14.8% and affiliate, display advertising and other revenue increased approximately 23.3%. Within the Banking segment, total revenue of $118.5 million in 2014 was 8.6% higher as compared to 2013. Revenues from our Credit Cards segment increased $34.7 million or 18.1% to $226.9 million in 2014 compared to 2013. Our Senior Care segment, which began operations during 2014 with our acquisition of Caring, generated $10.3 million in revenue. Other revenues decreased $381,000 and represent primarily the elimination of intercompany revenues.

Costs and Expenses

Cost of Revenue

Cost of revenue for the year ended December 31, 2014 of $179.5 million was $38.4 million higher than the same period in 2013.  This increase was primarily due to a $33.8 million increase in distribution payments, mainly to our online partners and affiliates as a result of higher online revenue on affiliate sites, $2.7 million increase in employee costs, $610,000 higher stock compensation expense, $691,000 higher outside labor costs and higher paid marketing expense of $386,000.

Sales and Marketing

Sales and marketing expenses for the year ended December 31, 2014 of $15.4 million were $533,000 higher than the year ended

December 31, 2013, primarily due to a  $1.1 million increase in costs of employee compensation and benefits and $299,000 of promotional expenses, partially offset by $784,000 in lower stock-based compensation expense.

Product Development and Technology

Product development and technology costs for the year ended December 31, 2014 of $16.4 million were $3.4 million higher than the comparable period in 2013, primarily due to $2.1 million in higher salary, wages and incentive plan expense, $950,000 higher stock compensation expense and $285,000 in higher outside labor costs, partially offset by $330,000 in lower information technology costs.

General and Administrative

General and administrative expenses for the year ended December 31, 2014 of $59.2 million, were $24.4 million higher than the 2013, due primarily to the $22.3 million expense related to the Restatement, (which includes a $15.0 million accrual for settlement with the SEC), and increases of $2.7 million in employee compensation expense, an increase of $3.2 million in stock-based compensation costs, $977,000 in information technology costs, $791,000 increased legal, accounting and other professional fees, $459,000 increased insurance expense and $326,000 in facility costs, partially offset by the $6.8 million decrease of costs related to the former CEO Transition.

Acquisition, Disposition, Offering and Related Expenses

Acquisition, disposition, offering and related expenses for the year ended December 31, 2014  were  $3.6 million as compared to $81,000 for the same period in 2013.  During the year ended December 31, 2014 these expenses were primarily related to our acquisition of Caring, while during 2013 they were primarily related to direct legal costs incurred related to our asset acquisitions.

Change in Fair Value of Contingent Acquisition Consideration

Change in fair value of contingent acquisition consideration for the year ended December 31, 2014 was $3.6 million compared to $17.4 million for the same period in 2013 and were due to the operating results of acquired businesses against performance targets in each year and the end of several contingent earnouts in 2014.
Depreciation and Amortization

Depreciation and amortization expense for the year ended December 31, 2014 of $34.1 million was $2.6 million higher than the same period in 2013 primarily due to intangibles acquired through acquisitions.

Interest and Other Expenses, net

Interest and other expenses, net for the year ended December 31, 2014 was $20.8 million and primarily consisted of expenses associated with the Senior Notes, partially offset by other income and de minimis interest earned on cash and cash equivalents. The $4.1 million decrease from 2013 relates primarily to the lower interest rate on the Senior Notes due 2018 compared to the interest rate on the senior secured notes that were extinguished in 2013 (the “Extinguished Senior Secured Notes”).

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt for the year ended December 31, 2013 was $17.2 million for the early extinguishment of $195 million of Extinguished Senior Secured Notes.

Income Tax Expense

Our effective tax rate on continuing operations was 51.0% and 135.6% for the years ended December 31, 2014 and December 31, 2013 respectively. The change was principally due to the non-deductibility of certain costs related to a potential SEC settlement in 2014, while in comparison there was an increase in uncertain tax positions which exceeded profit before tax in 2013.

Net Income (Loss) from Discontinued Operations

Net loss from discontinued operations for the year ended December 31, 2014 decreased $8.1 million from the prior year, primarily due to our former Insurance business generating a loss of $2.5 million as compared to a $10.2 million net loss in 2013, primarily due to higher revenue in 2014 through higher monetization and conversion rates.

Following is a detailed discussion of our segment results of operations:

	Revenues		Adjusted EBITDA
	Year ended		Year ended
(In thousands)	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Banking	$118,465	$109,057	$44,854	$42,529
Credit Cards	226,869	192,173	92,227	81,596
Senior Care	10,302	-	(2,581)	-
Other	(5,332)	(4,951)	(16,701)	(13,761)
Total Company	$350,304	$296,279	$117,799	$110,364

Less:
Interest and other expenses, net (A)			20,820	24,958
Depreciation and amortization			34,141	31,496
Changes in fair value of contingent acquisition consideration			3,633	17,380
Stock-based compensation expense			13,870	9,834
Loss on extinguishment of debt			-	17,175
Acquisition, disposition, offering and related expenses			3,590	81
Restatement charges (B)			23,586	1,269
Impact of purchase accounting			556	-
Other charges (C)			1,403	6,802
Income tax expense			8,260	1,858
Net income (loss) from continuing operations			$7,940	$(489)

__________

(A)

Excludes approximately $3.2 million and $2.3 million of stock-based compensation costs for the years ended December 31, 2014 and 2013, respectively, related to the divestiture of our Insurance business during 2015. The costs related to our Insurance business are presented as a discontinued operation. 2013 also excludes approximately $5.8 million of stock-based compensation costs related to CEO transition costs, which is included in other charges.

(B)	Restatement charges include costs related to the Restatement, the Internal Review, the SEC and DOJ investigations and related litigation.
(C)

Other charges include legal settlements of approximately $1.4 million for the year ending December 31, 2014 and for the year ended December 31, 2013, CEO transition costs of approximately $6.8 million (of which $5.8 million is stock-based compensation).

Banking

Revenue increased $9.4 million (8.6%) for the year ended December 31, 2014 compared with 2013. Of the total revenue growth, consumer inquiry revenues generated through our rate tables grew by $9.9 million. (16.2%) of which approximately two-thirds was driven by price and the rest by volume. Higher revenues on our rate table advertising platform, particularly in the deposits channel, were the primary driver of growth. Other revenue, primarily from display, was down approximately $500,000.

Adjusted EBITDA increased $2.3 million (5.5%). Expenses included in Adjusted EBITDA increased $7.1 million from the prior year, primarily due to a $5.8 million increase in cost of revenue, mainly related to higher partner revenue share payments and higher paid marketing expenses. Sales and marketing expenses were $531,000 lower, primarily due to $272,000 lower employee incentive expense and $214,000 lower employee compensation expense. Product development costs increased by $1.0 million primarily due to higher compensation and outside labor expenses. General and administrative expenses were $722,000 higher.

Credit Cards

Revenue increased $34.7 million (18.1%) for the year ended December 31, 2014 compared with 2013. Of the total revenue growth, consumer inquiry revenues from our owned and operated sites grew by $7.3 million (6.3%), of which inquiry volume was the sole growth driver. Inquiry monetization declined due to the mix of inquiries from our various owned and operated sites. Other revenue, which is largely comprised of revenue generated through third-party affiliates, was up $27.4 million due to inquiry volume growth and better monetization of certain of our third party affiliates.

Adjusted EBITDA increased $10.6 million (13.0%). Expenses included in Adjusted EBITDA increased $24.1 million from the prior year, primarily due to a $22.6 million increase in cost of revenue, mainly related to higher affiliate revenue share payments. Sales and marketing expense were lower by $174,000. Product development cost increased by $573,000 primarily due to higher compensation expense. General and administrative expenses were $1.0 million higher, mainly attributed to higher employee incentive and compensation expenses and professional fees expenses.

Senior Care

We entered the senior living vertical in 2014 with our acquisition of Caring. During the year ended December 31, 2014, we generated $10.3 million in revenue and a loss in Adjusted EBITDA of $2.6 million in our Senior Care segment.

Other

Other includes general corporate expenses and intercompany eliminations. Revenue for the year ended December 31, 2014 compared with 2013 decreased $0.4 million, due to higher intercompany eliminations of segment revenue sharing. Adjusted EBITDA decreased by $2.9 million, due higher corporate expenses.

Liquidity and Capital Resources

(In thousands)	December 31, 2015	December 31, 2014	Change
Cash and cash equivalents	$236,866	$119,028	$117,838
Working capital	$261,865	$369,489	$(107,624)
Stockholders' equity	$761,196	$823,286	$(62,090)

Our principal ongoing source of operating liquidity is the cash generated by our business operations. We consider all highly liquid investments and debt investments purchased with an original maturity of less than three months to be cash equivalents.

Our primary uses of cash have been to fund our working capital and capital expenditure needs, fund acquisitions, repurchase shares of our common stock and service our debt obligations. We believe that we have the ability to generate sufficient cash flows from operations to fund our operating and capital expenditure requirements, as well as to service our debt obligations, for the next 12 months. In the event we experience a significant adverse change in our business operations, we would likely need to secure additional sources of financing.

As of December 31, 2015, we had working capital of $261.9 million and our primary commitments were normal working capital requirements and $7.0 million in accrued interest for the Senior Notes. In addition, we have commitments for acquisition related obligations related to past acquisitions totaling $13.0 million, including both guaranteed and contingent earnouts, as of December 31, 2015 due within the next twelve months. We completed the sale of our Insurance business on December 29, 2015, at which time we received $140.2 million in proceeds on the sale and a deferred receivable of $23.5 million, to be paid to us on the second anniversary of the closing date subject to customary adjustments for working capital, for which we recorded a receivable of $18.4 million for the present value. The divestiture of our insurance business during 2015 is not expected to have a negative impact on our future working capital but may increase our cash conversion cycle as that business had a faster receivable turnover than our other operating segments.

As of December 31, 2014, we had working capital of $369.5 million and our primary commitments were normal working capital requirements and $7.0 million in accrued interest for the Senior Notes. In addition, we had commitments for acquisition related obligations related to past acquisitions totaling $13.6 million as of December 31, 2014. The working capital amount at December 31, 2014 includes the assets available for sale of the discontinued operations and included $257.3 million related to the Insurance business that is not included at December 31, 2015.

The primary driver in the decrease in working capital at December 31, 2015 from 2014 is the $257.3 million of 2014 working capital of Insurance partially offset by the $140.2 million proceeds from its sale.

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

Debt Financing

Senior Notes

As of December 31, 2015, we had $300.0 million in Senior Notes outstanding for which interest is accrued daily on the outstanding principal amount at 6.125% and is payable semi-annually, in arrears, on February 15th and August 15th. The Senior Notes are due August 15, 2018. Accrued interest on the Senior Notes as of December 31, 2015 is approximately $7.0 million. Refer to Note 11 in the Notes to Consolidated Financial Statements for a further description of the Senior Notes. The Company was in compliance with all required covenants as of December 31, 2015.

As previously reported in the Company's Current Report on Form 8-K dated November 14, 2014, pursuant to the Second Supplemental Indenture, dated as of November 14, 2014, by and among the Company, certain subsidiaries of the Company party thereto as guarantors and Wilmington Trust, National Association, as trustee, the Company obtained, among other things, an extension of the time permitted to deliver the requisite financial information for the quarter ended September 30, 2014 and, subject to payment by the Company of an additional consent fee, for the year ended December 31, 2014. The Company paid this additional consent fee on March 31, 2015. As a result of obtaining such extension and paying the additional consent fee, the Company was in compliance with all required covenants as of December 31, 2014. As previously reported in the Company's Current Report on Form 8-K dated May 15, 2015, pursuant to the Third Supplemental Indenture, dated as of May 11, 2015, by and among the Company, certain subsidiaries of the Company party thereto as guarantors and Wilmington Trust, National Association, as trustee, the Company obtained an extension of the time permitted to deliver the requisite financial information for the quarters ended September 30, 2014 and March 31, 2015 and for the year ended December 31, 2014.

Our Senior Notes Indenture and Credit Agreement generally permit us to apply the net cash proceeds from the sale of our insurance business to prepay outstanding debt and/or invest in assets useful to our business, in each case, within 365 days of our receipt of such net cash proceeds (subject, in the case of any investment, to a further 180-day extension under certain circumstances). If we do not apply such net cash proceeds in the manner and within the time period described above, we may be required to offer to purchase a portion of our outstanding Senior Notes using those unapplied net cash proceeds at an offer price equal to 100% of the principal amount of the Senior Notes, plus accrued and unpaid interest, if any, to, but not including, the date of purchase.

Revolving Credit Facility

We have a Revolving Credit Facility in an aggregate amount of $70.0 million which matures on May 17, 2018 ("Revolving Credit Facility"). All obligations under the Revolving Credit Facility are guaranteed by the Guarantors and are secured, subject to certain exceptions, by first priority liens and security interests in the assets of the Company and the Guarantors. As of December 31, 2015, there are letters of credits outstanding against our Revolving Credit Facility in the amount of $210,000. We have approximately $69.8 million available under our Revolving Credit Facility. We were in compliance with all required covenants as of December 31, 2015.

On November 6, 2014, the Company announced it had obtained a waiver under the Revolving Credit Facility with respect to compliance with its obligation to deliver the requisite financial information for the quarter ended September 30, 2014. As of December 31, 2014, we had no amount outstanding under the Revolving Credit Facility and, as a result of this waiver, we were in compliance with all required covenants. On March 24, 2015, the Company announced it had obtained a second waiver under the Revolving Credit Facility with respect to compliance with its obligation to deliver the requisite financial information for the year ended December 31, 2014. On May 11, 2015, the Company announced it had obtained a third waiver under the Revolving Credit Facility with respect to compliance with its obligation to deliver the requisite financial information for the quarter ended March 31, 2015.

Cash Flows

Operating Activities

During the year ended December 31, 2015,  $91.8 million of cash was provided by operating activities compared to $42.5 million for the same period in 2014. The increase is primarily due to:

•	$9.6 million of net cash refunded for income taxes of in 2015, compared to net cash paid for taxes in 2014 of $48.4 million, a net increase of $58.1 million
•

$20.5 million increase in net income excluding non-cash charges (primarily depreciation and amortization, an impairment charge in our Insurance business, deferred income taxes, changes in fair value of contingent acquisition consideration and an $18.4 million deferred receivable related to the sale of our Insurance business)

•	$29.4 million decrease in working capital changes in operating assets and liabilities, compared to prior year, including the payment of an SEC settlement

During the year ended December 31, 2014, operating activities provided cash of $42.5 million compared to $101.9 million for the same period in 2013. The decrease is primarily due to:

•	$48.4 million cash paid for taxes in 2014 compared to net cash refunded for taxes in 2013 of $10.9 million, a net decrease of $59.3 million
•	$6.3 million increase in cash paid for interest
•

increase of $4.5 million in net income excluding non-cash charges (primarily depreciation and amortization, deferred income taxes, stock-based compensation, losses on early extinguishment of debt in 2013 and changes in fair value of contingent acquisition consideration)

Investing Activities

For the year ended December 31, 2015, cash flows provided by investing activities was $94.5 million compared to $82.7 million used in investing activities for the same period in 2014. The $177.2 million increase in cash provided is primarily due to:

•	the $140.2 million of cash provided by the sale of the Insurance business in 2015
•	$3.9 million of transaction expenses related to the sale of the Insurance business in 2015
•	a decrease of $40.1 million of cash used for business acquisitions in 2015

For the year ended December 31, 2014, cash flows used in investing activities was  $82.7 million compared to $32.6 million for the same period in 2013. The increase is primarily due to:

•	an increase of $49.6 million of cash used for business acquisitions in 2014
•	an increase of $509,000 of cash used for the purchase of furniture, fixtures, equipment and capitalized website development costs in 2014

Financing Activities

For the year ended December 31, 2015, cash used in financing activities was $91 million compared to $47.7 million for the same period in 2014. The change is primarily due to:

•	an increase of $21.2 million of cash used for the purchase of common stock in 2015
•	$21.4 million of fewer proceeds from the issuance of common stock from the exercise of stock options in 2015
•	$565,000 more paid for contingent acquisition considerations in 2015

For the year ended December 31, 2014, cash flows used in financing activities was $47.7 million,  compared to $77.2 million of cash provided by financing activities in the same period of 2013. The change is primarily due to:

•

net proceeds of $79.1 million in 2013 from the refinancing of our debt, (which included proceeds of $300.0 million from the issuance of the Senior Notes, less $11.9 million for underwriting fees and direct costs related to the issuance of such notes, and less $209.0 million of cash used for the early redemption of the Extinguished Senior Secured Notes)

•	an increase of $20.0 million of cash proceeds from the exercise of stock options in 2014
•	$57.9 million of cash used for the purchase of common stock in 2014

We estimate that our capital expenditures for furniture, fixtures, equipment and capitalized software will approximate $12.0 million during 2016.

Contractual Obligations

The following table represents the amounts due under the specified types of contractual obligations as of December 31, 2015:

(In thousands)	Payments Due Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Operating lease obligations (1)	$2,569	$2,464	$1,637	$5,122	$11,792
Purchase obligations (2)	1,419	490	-	-	1,909
Long-term debt (3)	18,638	337,210	-	-	355,848
	$22,626	$340,164	$1,637	$5,122	$369,549

__________

(1) Includes our obligations under existing operating leases.

(2) Represents base contract amounts for Internet hosting, co-location, content distribution and other infrastructure costs.

(3) Represents interest and principal payments on the Notes and commitment fees on the Revolving Credit Facility.

The lease of our New York headquarters expires in September 2016 and as of the date of this Annual Report on Form 10-K, we have not entered into any related leases. Entering a new lease for our New York headquarters may increase our expenses.

As of December 31, 2015, we have approximately $4.0 million accrued for uncertain tax positions, including estimated interest and penalties, included in other liabilities and non-current deferred tax assets, respectively, as we cannot determine when (or if) any tax payments will ultimately be paid. We also have approximately $9.1 million in other current liabilities and $400,000 in other liabilities accrued for contingent acquisition consideration as of December 31, 2015.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The primary objective of our investment strategy is to preserve principal while maximizing the income we receive from investments without significantly increasing risk. To minimize this risk, to date we have maintained our portfolio of cash equivalents in short-term and overnight investments that are not subject to risk to principal, as the interest paid on such investments fluctuates with the prevailing interest rates. As of December 31, 2015,  we do not have any cash equivalents.

None of our outstanding debt as of December 31, 2015 was subject to variable interest rates as we did not have an outstanding balance for borrowed money under our Revolving Credit Facility as of December 31, 2015. Interest under the Revolving Credit Facility accrues at variable rates based, at our option, on the alternate base rate (as defined in the Revolving Credit Facility) plus a margin of 3.00% or at the adjusted LIBO rate (as defined in the Revolving Credit Facility) plus a margin of 2.00%. Our fixed interest rate debt includes $300.0 million of the Senior Notes in the aggregate principal amount.

Exchange Rate Sensitivity

Our exposure to exchange rate risk is primarily that of a net receiver of currencies other than the U.S. dollar. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, will negatively affect the Company's net sales and income from operations as expressed in U.S. dollars. Additionally, we have not engaged in any derivative or hedging transactions to date.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Bankrate, Inc.

We have audited the accompanying consolidated balance sheets of Bankrate, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bankrate, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 of the consolidated financial statements, the Company adopted new accounting guidance in 2015 and 2014 relating to the classification of deferred taxes in the balance sheet.  The Company has applied the new accounting guidance retrospectively and the consolidated financial statements reflect its impact.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2016 expressed an adverse opinion.

/s/ Grant Thornton LLP

Fort Lauderdale, Florida

March 9, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Bankrate, Inc.

We have audited the internal control over financial reporting of Bankrate, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (“Management’s Report”).  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.  Our audit of, and opinion on, the Company’s internal control over financial reporting does not include internal control over financial reporting of Quizzle, LLC, a wholly owned subsidiary, and the LoanTek business, whose financial records reflect total assets and revenues constituting 2% and 1% respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015.  As indicated in Management’s Report, Quizzle, LLC and the LoanTek business were acquired during 2015.  Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting for Quizzle, LLC and the LoanTek business.

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

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weakness has been identified and included in management’s assessment.  The material weakness related to financial close and non-routine transactions has been identified and included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A of the Company’s December 31, 2015 annual report on Form 10-K.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015.  The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and this report does not affect our report dated March 9, 2016.

We do not express an opinion or any other form of assurance on management’s remediation plans for the identified material weakness.

/s/ Grant Thornton LLP

Fort Lauderdale, Florida

March 9, 2016

Bankrate, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,	December 31,
	2015	2014
Assets
Cash and cash equivalents	$236,866	$119,028
Accounts receivable, net of allowance for doubtful accounts of
$147 and $312, respectively	56,148	48,307
Prepaid expenses and other current assets	27,660	34,188
Assets held for sale	1,157	272,243
Total current assets	321,831	473,766
Furniture, fixtures and equipment, net of accumulated depreciation of
$14,245 and $12,297, respectively	9,608	6,203
Intangible assets, net of accumulated amortization of
$168,613 and $132,270, respectively	205,758	222,769
Goodwill	567,544	545,772
Other assets	28,055	9,919
Total assets	$1,132,796	$1,258,429
Liabilities and stockholders' equity
Liabilities
Accounts payable	$10,082	$1,281
Accrued expenses	25,574	43,646
Deferred revenue and customer deposits	1,367	1,589
Accrued interest payable	6,890	6,980
Other current liabilities	14,660	13,622
Liabilities subject to sale	1,393	37,159
Total current liabilities	59,966	104,277
Deferred income taxes	7,552	22,435
Long term debt, net of unamortized discount	298,212	297,598
Other liabilities	5,871	10,833
Total liabilities	371,601	435,143
Commitments and contingencies
Stockholders' equity
Common stock, par value $.01 per share -
300,000,000 shares authorized
103,845,310 shares and 104,701,530 shares issued,
respectively; 96,794,018 shares and 101,485,200 shares outstanding, respectively	1,039	1,023
Additional paid-in capital	886,261	904,740
Accumulated deficit	(36,985)	(23,639)
Less: Treasury stock, at cost - 7,051,292 shares and 3,216,330 shares, respectively	(88,616)	(58,472)
Accumulated other comprehensive loss	(504)	(366)
Total stockholders' equity	761,195	823,286
Total liabilities and stockholders' equity	$1,132,796	$1,258,429

The accompanying notes are an integral part of these consolidated financial statements.

Bankrate, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands, except share and per share data)

	Year ended
	December 31,	December 31,	December 31,
	2015	2014	2013
Revenue	$370,534	$350,304	$296,279

Costs and expenses:
Cost of revenue	171,794	179,490	141,142
Sales and marketing	16,663	15,373	14,840
Product development and technology	23,488	16,428	13,053
General and administrative	62,350	59,226	34,785
Legal settlements	3	1,403	-
Acquisition, disposition, offering and related expenses	569	3,590	81
Restructuring charges	5,616	-	-
Changes in fair value of contingent acquisition consideration	(421)	3,633	17,380
Depreciation and amortization	40,466	34,141	31,496
Total costs and expenses	320,528	313,284	252,777
Income from operations	50,006	37,020	43,502

Interest and other expenses, net	22,238	20,820	24,958
Loss on early extinguishment of debt	-	-	17,175

Income before taxes	27,768	16,200	1,369
Income tax expense	10,115	8,260	1,858
Net income (loss) from continuing operations	17,653	7,940	(489)
Net loss from discontinued operations, net of income taxes	(30,999)	(2,768)	(10,707)
Net (loss) income	$(13,346)	$5,172	$(11,196)

Basic net (loss) income per share:
Continuing operations	$0.18	$0.08	$-
Discontinued operations	(0.32)	(0.03)	(0.11)
Basic net (loss) income per share	$(0.14)	$0.05	$(0.11)

Diluted net (loss) income per share:
Continuing operations	$0.18	$0.08	$-
Discontinued operations	(0.31)	(0.03)	(0.11)
Diluted net (loss) income per share	$(0.13)	$0.05	$(0.11)

Weighted average common shares outstanding:
Basic	97,637,936	100,399,458	100,108,316
Diluted	99,723,532	102,417,273	100,108,316

Net (loss) income	$(13,346)	$5,172	$(11,196)
Other comprehensive (loss) income, net of tax	(138)	(173)	57
Comprehensive (loss) income	$(13,484)	$4,999	$(11,139)

The accompanying notes are an integral part of these consolidated financial statements.

Bankrate, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock				Treasury Stock
(In thousands)	Shares	Amount	Additional paid-in capital	Accumulated Deficit	Shares	Amount	Accumulated Other Comprehensive Loss - Foreign Currency Translation	Total Stockholders' Equity

Balance at January 1, 2013	100,098	$1,000	$843,407	$(17,615)	(50)	$(592)	$(250)	$825,950
Other comprehensive income, net of taxes	-	-	-	-	-	-	57	57
Restricted stock issued, net of cancellations	1,043	11	(11)	-	-	-	-	-
Performance stock issued, net of cancellations	420	4	(4)	-		-	-	-
Common stock issued	188	2	2,827	-	-	-	-	2,829
Stock-based compensation	-	-	17,960	-	-	-	-	17,960
Excess tax benefit	-	-	(27)	-	-	-	-	(27)
Net loss	-	-	-	(11,196)	-	-	-	(11,196)
Balance at December 31, 2013	101,749	$1,017	$864,152	$(28,811)	(50)	$(592)	$(193)	$835,573
Other comprehensive loss, net of taxes	-	-	-	-	-	-	(173)	(173)
Treasury stock purchased	-	-	-	-	(3,940)	(57,879)	-	(57,879)
Restricted stock issued, net of cancellations	824	8	(10,993)	-	701	10,985	-	-
Performance stock issued, net of cancellations	528	6	(998)	-	73	992	-	-
Common stock issued	1,540	16	22,810	-	-	-	-	22,826
Common stock issued as acquisition payment	60	-	700	-	-	-	-	700
Stock-based compensation	-	-	17,067	-	-	-	-	17,067
Net income	-	-	-	5,172	-	-	-	5,172
Balance at December 31, 2014	104,701	$1,047	$892,738	$(23,639)	(3,216)	$(46,494)	$(366)	$823,286
Other comprehensive loss, net of taxes	-	-	-	-	-	-	(138)	(138)
Treasury stock purchased	-	-	-	-	(6,786)	(79,119)	-	(79,119)
Restricted stock issued, net of cancellations	(426)	(4)	(19,244)	-	1,557	19,248	-	-
Performance stock issued, net of cancellations	(529)	(5)	(17,744)	-	1,394	17,749	-	-
Common stock issued	99	1	1,407	-	-	-	-	1,408
Stock-based compensation	-	-	19,417	-	-	-	-	19,417
Divestiture and restructuring award modification	-	-	9,687	-	-	-	-	9,687
Net loss	-	-	-	(13,346)	-	-	-	(13,346)
Balance at December 31, 2015	103,845	$1,039	$886,261	$(36,985)	(7,051)	$(88,616)	$(504)	$761,195

The accompanying notes are an integral part of these consolidated financial statements.

Bankrate, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year ended
	December 31,	December 31,	December 31,
	2015	2014	2013
Cash flows from operating activities
Net (loss) income	$(13,346)	$5,172	$(11,196)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	65,884	58,989	56,535
Provision for doubtful accounts receivable	584	494	499
Deferred income taxes	(18,296)	(382)	(18,656)
Amortization of deferred financing charges and original issue discount	1,803	2,201	2,529
Loss on early extinguishment of debt	-	-	17,175
Stock-based compensation	19,417	17,067	17,960
Divestiture and restructuring stock award modifications	7,254	-	-
Excess tax benefits on stock-based compensation	-	-	27
(Gain) loss on disposal of assets	(493)	-	399
Changes in fair value of contingent acquisition consideration	(421)	3,633	17,380
Gain on sale of discontinued operations	(8,566)	-	-
Impairment charge	35,000	-	-
Change in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(6,274)	(8,560)	(6,418)
Prepaid expenses and other assets	4,892	(21,870)	8,980
Accounts payable	1,409	(317)	(1,632)
Accrued expenses	(18,329)	7,105	16,816
Other liabilities	21,689	(21,500)	1,558
Deferred revenue and customer deposits	(456)	475	(69)
Net cash provided by operating activities	91,751	42,507	101,887

Cash flows from investing activities
Purchases of furniture, fixtures and equipment and capitalized website development costs	(10,987)	(10,972)	(10,463)
Cash received on sale of discontinued operations	140,200	-	-
Transaction expenses	(3,905)	-	-
Cash used in business acquisitions, net	(30,810)	(71,729)	(22,125)
Restricted cash	-	6	5
Net cash provided by (used in) investing activities	94,498	(82,695)	(32,583)

Cash flows from financing activities
Proceeds from issuance of long term debt	-	-	300,000
Underwriting fees and direct costs on issuance of long term debt	-	-	(11,882)
Repurchase of long term debt	-	-	(209,024)
Cash paid for contingent acquisition consideration	(13,247)	(12,683)	(4,700)
Purchase of Company stock	(79,119)	(57,880)	-
Proceeds from exercise of stock options, net of costs	1,408	22,827	2,829
Excess tax benefit from stock-based compensation	-	-	(27)
Net cash (used in) provided by financing activities	(90,958)	(47,736)	77,196

Effect of exchange rate on cash and cash equivalents	(138)	(96)	(19)
Net increase (decrease) in cash	95,153	(88,020)	146,481
Cash - beginning of period	142,051	230,071	83,590

Cash - end of period	237,204	142,051	230,071
Less cash of discontinued operations - end of period	338	23,023	24,070
Cash of continuing operations - end of period	$236,866	$119,028	$206,001

Supplemental disclosure of other cash flow activities
Cash paid for interest	$19,650	$19,532	$25,826
Cash (refunded) paid for taxes, net	(9,645)	48,444	(10,853)

Supplemental disclosure of non-cash investing and financing activities
Contingent acquisition consideration	3,747	1,930	11,600
Deferred receivable for business divestiture	18,391	-	-

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The Company

Bankrate, Inc. and its subsidiaries (“Bankrate” or the “Company,” “we,” “us,” “our”) own and operate an Internet-based consumer banking, personal finance and senior care network (“Online Network”). Our flagship websites, Bankrate.com,  CreditCards.com, and Caring.com are some of the Internet’s leading aggregators of information on more than 300 financial products and services, including mortgages, deposits, credit cards, and other personal finance categories. Additionally, we provide financial applications and information to a network of distribution partners and through national and state publications.

Following the divestiture of its Insurance business, the Company now operates the following reportable business segments:

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

•

Credit Cards – we present visitors a comprehensive selection of consumer and business credit and prepaid cards, providing detailed information and comparison capabilities, and host news and advice on personal finance, credit card and bank policies, as well as tools,  calculators, products and services to estimate credit scores and card benefits.

•

Senior Care – we provide helpful caregiving content, a comprehensive online senior living directory for the United States, a local directory covering a wide array of other senior caregiving services and telephone support and advice from trained Family Advisors.

•

Other – includes the results of operations of Quizzle and aggregated smaller operating units, which operate businesses dissimilar to those of the reportable segments, and the results of the Company’s investments, unallocated corporate overhead and the elimination of transactions between segments.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Bankrate, Inc., and subsidiaries CreditCards.com, Inc. (“CreditCards”), LinkOffers, Inc., CreditCards.com Limited (United Kingdom), Freedom Marketing Limited (United Kingdom), Caring, Inc., Wallaby Financial Inc., Quizzle, LLC., and BR1 Holdings, LLC. after elimination of all intercompany accounts and transactions. During the fourth quarter 2015, we sold our Insurance business and in 2014, we commenced the process of divesting our operations in China. The operating results and the assets and liabilities of the Insurance business segment through the date of sale and the operating result and the asset and liabilities of the operations in China are classified as discontinued operations for all periods presented in the Company’s consolidated financial statements with the exception of consolidated statements of cash flows which is presented on a consolidated basis.

Reclassification

During 2015, we sold our Insurance business segment and in 2014, the Company announced that it has commenced the process of divesting its operations in China. In accordance with GAAP, the results of our Insurance business segment through the date of sale, December 29, 2015, and of our operations in China are presented as discontinued operations, and, as such, have been excluded from continuing operations in the Consolidated Statements of Comprehensive Income (Loss) for all periods presented. The assets and liabilities of the operations in China at December 31, 2015 and December 31, 2014, and the assets and liabilities of the Insurance business segment at December 31, 2014 have been reclassified and segregated as held for sale in the Consolidated Balance Sheets. Amounts related to the Insurance business segment and operations in China are consistently excluded from the Notes to Consolidated Financial Statements for all periods presented.

In our December 31, 2015 and 2014 Consolidated Balance Sheets and in our Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2015, 2014 and 2013, we have reflected the number of our restricted share and performance share awards as issued and outstanding as the holders of those instruments have the right to vote the shares and the ability to earn dividends, if declared, subject to fully earning and vesting in these arrangements. In our Forms 10-Q for the quarters ended June 30 and September 30, 2015, we believed that we had  identified a misclassification within stockholders’ equity between common stock, additional paid-in capital and treasury stock and modified our Consolidated Balance Sheets and Statements of Stockholders’ Equity. There was no change to total stockholders’ equity as a result of this modification, nor were there changes to our income statement or statement of cash flows. We believe this misclassification within stockholders’ equity was not material to total stockholders’ equity or to the financial statements taken as a whole. After further analysis at year end, it has been determined that the original presentation was correct.

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

Cash and Cash Equivalents

We state all cash and cash equivalents at cost, which approximates fair value. We consider all short-term highly liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents. The carrying value of these investments approximates fair value. As of December 31, 2015, our cash and cash equivalents consisted of approximately $236.9 million of operating cash subject to the $250,000 FDIC insured deposit limit, and approximately $100,000 held in British pound sterling.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to make required payments. We look at historical write-offs and sales growth when determining the adequacy of the allowance. Should the financial condition of our customers deteriorate, resulting in an impairment of their ability to make payments, or if the level of accounts receivable increases, the need for possible additional allowances may be necessary. Any additions to the allowance for doubtful accounts are recorded as bad debt expense and included in general and administrative expenses. During the years ended December 31, 2015, 2014 and 2013 we charged approximately $265,000, $130,000 and $213,000, respectively, to bad debt expense. During the years ended December 31, 2015, 2014 and 2013 we wrote off (net of recoveries) approximately $305,000, ($17,000) and $114,000, respectively, of accounts deemed uncollectible.

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment, including computers and software, are stated at cost less accumulated depreciation, and are depreciated on a straight-line basis over the estimated useful lives of the assets which range from three to seven years. Expenditures related to maintenance and technical support are expensed as incurred. Leasehold improvements are depreciated on a straight-line basis over the shorter of their estimated useful lives or the underlying lease term, not to exceed twenty years.

Intangible Assets

Intangible assets consist primarily of trademarks and domain names, customer relationships, affiliate relationships and developed technologies acquired in connection with our acquisitions. Intangible assets are being amortized over their estimated useful lives on a straight-line.

Estimated Useful Life
Trademarks and domain names	2-25 years
Customer relationships	3-15 years
Affiliate relationships	1-15 years
Developed technologies	1-6 years

Impairment of Long-Lived Assets Including Intangible Assets with Finite Lives

ASC 360, Property, Plant and Equipment, requires that long-lived assets including intangible assets with finite lives be amortized over their estimated useful life and reviewed for impairment. We continually monitor events and changes in circumstances that could indicate carrying amounts of our long-lived assets may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of such assets by determining whether the carrying value will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of such assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.

There was no impairment of long-lived assets including intangible assets with finite lives for the years ended December 31, 2015, 2014 and 2013.

Goodwill

The Company records the excess of purchase price over the fair value of the net tangible and identified intangible assets acquired as goodwill. The goodwill is tested for impairment annually, as well as when an event, or change in circumstances, indicates impairment may have occurred. In accordance with Accounting Standards Codification (“ASC”) 350, Intangibles-Goodwill and Other, we first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (a likelihood of more than 50%) that the fair value of our reporting unit is less than its carrying amount. We perform this assessment annually, on October 1st of each year, or more frequently, if facts and circumstances warrant a review, at the reporting unit level. If after assessing the qualitative factors, we determine that it is not more likely than not that the fair value of the reporting unit is less than the carrying value then we conclude that we have no goodwill impairment and no further testing is performed, otherwise, we proceed to the two-step process. The first step under the two step process is to compare the fair value of the reporting unit to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The reporting unit fair values are determined by using a weighted valuation approach among three different valuation methodologies consisting of an income approach and a market approach of which is made up of the ‘guideline company method’ and the ‘reference transaction method’. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied value, an impairment loss equal to the difference will be recorded. During the third quarter 2015, it was determined that a triggering event had occurred in our former Insurance business unit. We recorded a preliminary $35.0 million charge for the impairment of goodwill within our Insurance segment resulting from the difference between the net book value of the business segment and the estimated fair value of the business. During the annual goodwill impairment testing, on October 1, 2015, we performed the assessment for all reporting units, including Step 2 testing for the Insurance business unit, and concluded that there was no impairment of goodwill including any further impairment of the Insurance business unit. During the fourth quarter 2015, the Insurance business was disposed and as such, the results of the business are presented as discontinued operations for all periods presented.

The Company followed the guidance in ASC 350-20-35-30 and tested goodwill for impairment as of December 31, 2015 as there were circumstances and triggers present with the Banking and Senior Care reporting units that could ‘more likely than not’ reduce the fair value of the reporting units below the carrying amounts based upon the financial performance for each of the respective reporting units in the fourth quarter of 2015. Based on the updated goodwill impairment testing as of December 31, 2015, it was noted that the respective fair values for the Banking and Senior Care reporting units are greater than their respective carrying values and as such no impairment shall be recorded for the period, however, as of December 31, 2015, the fair value for each of the Banking and Senior Care reporting units was not substantially in excess of its book value. Fair value was greater than carrying value by 10% and 27%, respectively, however the absolute dollar amount of the Senior Care cushion is small. If the Banking and Senior Care reporting units do not track with expectations for strong growth, this could lead to impairment. Additionally, a large customer of Senior Care did not renew its agreement in January 2016, which is expected to be a triggering event for reviewing the Senior Care goodwill in the first quarter 2016, which could result in an impairment of its goodwill.

Website and Internal-Use Software Development Costs

We account for website development costs under ASC 350-50, Intangibles—Goodwill and Other—Website Development Costs. ASC 350-50 provides guidance on the accounting for the costs of development of company websites, dividing the website development costs into five stages: (i) the planning stage, during which the business and/or project plan is formulated and functionalities, necessary hardware and technology are determined, (ii) the website application and infrastructure development stage, which involves acquiring or developing hardware and software to operate the website, (iii) the graphics development stage, during which the initial graphics and layout of each page are designed and coded, (iv) the content development stage, during which the information to be presented on the website, which may be either textual or graphical in nature, is developed, and (v) the operating stage, during which training, administration, maintenance and other costs to operate the existing website are incurred. The costs incurred in the website application and infrastructure stage, the graphics development stage and the content development stage are capitalized; all other costs are expensed as incurred. In addition, the Company incurs costs to develop software for internal use which are accounted for under ASC 350-40, Intangibles—Goodwill and Other—Internal-Use Software. The Company expenses all costs that relate to the preliminary project and post-implementation operation phases of development as product development expense. Costs incurred in the application development phase are capitalized until the project is completed and the asset is placed in service. The Company capitalized website and internal-use software development costs totaling approximately $2.8 million, $2.5 million and $2.1 million during the years ended December 31, 2015, 2014 and 2013, respectively which are recorded as a component of other assets on the balance sheet. Upon being placed into service and transferred to furniture, fixtures and equipment these capitalized costs are amortized over a three year period.

Basic and Diluted Income (Loss) Per Share

We compute basic income (loss) per share by dividing net income (loss) for the year by the weighted average number of shares outstanding for the year. Diluted income (loss) per share includes the effects of dilutive common stock equivalents, consisting of outstanding share-based awards, in accordance with ASC 718, Compensation—Stock Compensation, to the extent the effect is not antidilutive, using the treasury stock method.

Deferred Compensation Plan

During 2002, we established a non-qualified deferred compensation plan that permitted eligible employees to defer a portion of their compensation. The deferred compensation liability (included in other non-current liabilities) was $227,000 and $228,000 at December 31, 2015 and 2014, respectively. We have established a grantor trust (“Rabbi Trust”) to provide funding for benefits payable under our non-qualified deferred compensation plan. The assets held in the trust amounted to $173,000 and $172,000 at December 31, 2015 and 2014, respectively, and are included in other assets. The Rabbi Trust’s assets consist of short-term cash investments and a managed portfolio of equity securities. These assets are included in other assets in the accompanying consolidated balance sheets. The plan is no longer accepting additional deferrals.

Deferred Financing Costs

Deferred financing costs represent the costs incurred in connection with the issuance of debt, (i.e. legal fees, underwriting, accounting and other direct costs). These costs are deferred and amortized to interest expense on the straight-line method, which approximates the effective interest method, over the term of the related debt. See Note 11– Debt for additional information.

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

Foreign Currency Translation

Our foreign operations generally use the local currency as their functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Income statement items are translated at the prevailing monthly average rate of exchange. The impact of currency fluctuations is recorded in accumulated other comprehensive loss as a currency translation adjustment.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other gains (losses) for foreign currency translation that, under accounting principles generally accepted in the United States, are excluded from net income (loss).

Revenue Recognition

Online revenue comprised 99%, 99% and 98% of total revenues during the years ended December 31, 2015, 2014 and 2013, respectively. Online advertising is monetized through the sale of advertising and sponsorships through displays, hyperlinks, and lead generation within the many owned and operated websites of our Online Network. In general, the amount of advertising we sell is a function of a number of market conditions including (i) the number of visitors to our Online Network, (ii) the number of ad pages we serve to those visitors, (iii) the click-through rate of our visitors on hyperlinks, (iv) the number of advertisements per page, (v) the rate at which visitors apply for and are approved for financial product offerings, and (vi) advertiser demand.

The print publishing and licensing business is primarily engaged in the sale of advertising in the Mortgage Guide and CD & Deposit Guide rate tables, newsletter subscriptions, and licensing of research information.

Consumer Inquiry Revenue

In the banking segment, we deliver consumer inquiries in the form of clicks and calls and recognize revenue monthly for each inquiry based on the number of clicks at a cost-per-click-for our mortgage and deposit and other banking products. Additionally, we recognize revenue based on the number of calls at a rate per-call.

In the credit card segment, we deliver consumer inquiries as a click or call to our advertisers and recognize revenue on a per-completed or approved application basis.

In the senior care segment we deliver consumer inquiries to senior care communities after qualifying the inquiries through our call center and matching them to a number of potential communities. We recognize revenue for each consumer who moves into a community where we referred them.

We have also entered into revenue sharing arrangements with our vertical content and affiliate partners based on the revenue earned from their consumer inquiries. Revenue is recorded at gross amounts and partnership and affiliate payments are recorded in cost of revenue, pursuant to the provisions of ASC Topic 605-45, Reporting Revenue Gross as a Principal versus Net as an Agent.

Display Advertising Revenue

Display advertising sales are invoiced monthly at amounts based on contract terms predominantly based on the number of impressions delivered to the advertiser.

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

Cost of Revenue

Cost of revenue represents expenses directly associated with the creation of revenue and costs of fulfilling services. These costs include contractual revenue sharing obligations resulting from our distribution arrangements ("distribution payments"), cost of traffic acquisition (primarily search engine marketing expense), display advertising expense, direct response television advertising expense, salaries, editorial costs, research costs, credit card processing fees, and allocated overhead. Distribution payments are made to website operators for visitors directed to our online network which we monetize through advertising, as well as for credit card offer clicks that are generated on our affiliated websites and monetized through our issuer network. Editorial costs relate to writers and editors who create original content for our online publications and associates who build web pages. Research costs include expenses related to gathering data on banking and credit products and consist primarily of compensation and benefits along with allocated overhead.

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

Level 1—Quoted prices in active markets for identical assets or liabilities.

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

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accrued interest, the assets held in the Rabbi Trust and our Senior Notes. Given their short term nature, the carrying amounts of cash and cash equivalents, accounts receivable and accrued interest approximate estimated fair value and are considered Level 1 investments. The assets held in the Rabbi Trust are invested in equity securities and are considered Level 1 investments. The senior notes are considered Level 2 investments and the Company uses market information in measuring the fair value. These estimates require considerable judgment in interpreting market data, and changes in assumptions or estimation methods could significantly affect the fair value estimates.

Contingent liabilities include contingent acquisition consideration in connection with certain earnout provisions included in certain of the Company’s acquisitions. The contingent liabilities are recognized at fair value on the acquisition date and remeasured each reporting period with subsequent adjustments recognized in the consolidated statements of income. The fair value of the contingent acquisition consideration liability is expected to increase each period with the recognition of change in fair value of contingent consideration resulting from the passage of time at the applicable discount rate as we approach the payment dates of the contingent consideration absent any significant changes in assumptions related to the valuation or the probability of payment. Contingent acquisition consideration is valued using significant inputs that are not observable in the market which are defined as Level 3 inputs. The Company believes its estimates and assumptions are reasonable, however, there is significant judgment involved and actual results could differ from those estimates. See Note 7 – Fair Value Measurements for further information.

Stock-Based Compensation

We account for share-based compensation in accordance with ASC 718, Compensation—Stock Compensation. Under the fair value recognition provisions of ASC 718, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. For awards with performance conditions, the probable outcomes of the performance conditions are assessed and if the conditions are determined as not probable to be achieved, no compensation cost will be recognized. If it is determined that the conditions are probable to be achieved, the related stock-based compensation expense is recognized over the requisite service period of the related awards. See Note 8 – Stock-Based Compensation for further information regarding our stock-based compensation assumptions and expense.

Marketing Expense

Marketing expense represents costs associated with expanding brand awareness of our products and services to consumers and include print and internet advertising, marketing and promotion costs. Marketing expenses are expensed as incurred within sales and marketing expenses and cost of revenues. During the years ended December 31, 2015, 2014 and 2013, we incurred approximately $72.4 million, $56.6 million and $55.5 million, respectively, in marketing and advertising expenses recorded in cost of revenue and marketing and sales expense.

Related Parties

The Company receives consulting services related to research and development from Global Logic, Inc., a portfolio company of funds advised by Apax Partners L.P. We made payments to Global Logic of approximately $278,000 and $120,000 for the years ended December 31, 2015 and 2014, respectively.

During the year ended December 31, 2013, we made payments to HUB International, a former portfolio company of funds advised by Apax Partners L.P., of approximately $1.2 million, which included insurance premiums to be paid to insurance providers as well as insurance brokerage fees to be retained by HUB. HUB International ceased to be a related party as of October 2, 2013.

New Accounting Pronouncements

Recently Adopted Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which amends the definition of a discontinued operation and requires entities to provide additional disclosures about disposal transactions that do not meet the discontinued operations criteria. This ASU requires discontinued operations treatment for disposals of a component or group of components of an entity that represent a strategic shift that has or will have a major impact on an entity’s operations or financial results. ASU 2014-08 also expands the scope of FASB Accounting Standards Codification (“ASC”) 205-20, “Discontinued Operations,” to disposals of equity method investments and acquired businesses held for sale. We adopted ASU 2014-08 on January 1, 2015, as required, and our consolidated financial statements reflect its impact.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740) – Balance Sheet Classification of Deferred Taxes.” The intention of this update is to simplify the presentation of deferred taxes by requiring that deferred tax liabilities and deferred tax assets be classified as noncurrent in a classified statement of financial position. This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, and may be applied either prospectively or retrospectively to all periods presented. Early application is permitted as to the beginning of an interim period or annual reporting period. We adopted ASU 2015-17 on October 1, 2015, retrospectively and our consolidated financial statements reflect its impact.

Recently Issued Pronouncements, Not Adopted as of December 31, 2015

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” and in August 2015 issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606) – Deferral of Effective Date.” The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers that supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, to be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. We are evaluating the effect that this amendment will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Allow a Performance Target to Be Achieved After the Requisite Service Period,” which requires that a performance target that could be achieved after the requisite service period be treated as a performance condition that affects the vesting of the award. This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We do not expect the adoption of this guidance to have an impact on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and to provide related footnote disclosures in certain circumstances. This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. We do not expect the adoption of this guidance to have an impact on our consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, “Income Statement – Extraordinary and Unusual Items.” This guidance eliminates the concept of an extraordinary item, which required that an entity separately classify, present, and disclose extraordinary events and transactions, on the income statement, net of tax after earnings from continuing operations and disclose applicable income taxes and earnings per share date applicable to the extraordinary item. This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and may be applied prospectively and retrospectively. We do not expect the adoption of this guidance to have an impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Imputation of Interest – Simplifying the Presentation of Debt Issuance Costs.” This guidance requires that the debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the debt liability, consistent with the presentation of a debt discount. This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We do not expect the adoption of this guidance to have an impact on our consolidated financial statements.

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

In June 2015, the FASB issued ASU 2015-10, “Technical Corrections and Improvements.” This guidance’s intention is (i) to clarify the Codification for differences between original guidance and the Codification, (ii) correct unintended application of guidance and correct references, or (iii) streamline, simplify or make minor improvements to the Codification through minor structural changes to headings or minor editing of text to improve the usefulness and understandability, that are not expected to have a significant effect on current accounting practice. This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We do not expect the adoption of this guidance to have an impact on our consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805) – Simplifying the Accounting for Measurement-Period Adjustments.” The intention of this update is to simplify the accounting adjustments made to provisional amounts recognized in business combinations, as the amendment requires the adjustments to provisional amounts be recorded in the current period that they are identified, which eliminates the need to retrospectively account for those adjustments. This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, and applied prospectively. We do not expect the adoption of this guidance to have an impact on our consolidated financial statements.

NOTE 3 – FINANCIAL STATEMENT DETAILS

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,	December 31,
(In thousands)	2015	2014
Prepaid income taxes	$21,728	$27,456
Other current assets	5,932	6,732
	$27,660	$34,188

Non-current assets

Non-current assets consisted of the following:

	December 31,	December 31,
(In thousands)	2015	2014
Deferred receivable for business divestiture (a)	$18,391	$-
Deferred loan fee	5,682	6,871
Work-in-progress software development costs	2,640	1,764
Other	1,342	1,284
	$28,055	$9,919

__________

(a)

This deferred receivable is the present value of the $23.5 million to be paid to us on the second anniversary of the closing date of the sale of our Insurance business, subject to customary adjustments for closing working capital that have not yet been finalized.

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment consisted of the following:

	December 31,	December 31,
(In thousands)	2015	2014
Furniture and fixtures	$1,234	$595
Computers and software	18,167	15,232
Equipment	1,717	1,423
Leasehold improvements	2,735	1,250
	23,853	18,500
Less accumulated depreciation and amortization	14,245	12,297
	$9,608	$6,203

Depreciation expense was approximately $4.0 million, $3.5 million and $3.2 million for the years ended December 31, 2015,  2014 and 2013.

Accrued Expenses

Accrued expenses consisted of the following:

	December 31,	December 31,
(In thousands)	2015	2014
Income and franchise taxes	$1,135	$1,551
Accrued payroll and related benefits	5,892	8,423
Due to distribution partners	6,041	8,448
Acquisition, disposition and related expenses	4,986	358
Marketing	1,781	4,737
Accrued SEC settlement	-	15,000
Other	5,739	5,129
	$25,574	$43,646

Other Current Liabilities

Other current liabilities consisted of the following:

	December 31,	December 31,
(In thousands)	2015	2014
Current acquisition related payables	$12,490	$13,622
Other	2,170	-
	$14,660	$13,622

Other Liabilities

Other liabilities consisted of the following:

	December 31,	December 31,
(In thousands)	2015	2014
Noncurrent acquisition related payables	$3,906	$5,448
Liability for uncertain tax positions	1,736	5,174
Other	229	211
	$5,871	$10,833

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

Goodwill activity for the year ended December 31, 2015 is shown below:

(In thousands)	Banking	Credit Cards	Senior Care	Other	Total Company
Balance, January 1, 2015	$138,127	$383,878	$23,767	$-	$545,772
Additions due to acquisitions	2,419		751	18,602	21,772
Balance, December 31, 2015	$140,546	$383,878	$24,518	$18,602	$567,544

Intangible assets consist primarily of trademarks and domain names, customer relationships, affiliate relationships and developed technologies. Intangible assets are amortized over their estimated useful lives on both straight-line and accelerated bases.

Intangible assets subject to amortization were as follows as of December 31, 2015:

(In thousands)	Cost	Accumulated Amortization	Net	Weighted Average Amortization Period Years
Trademarks and domain names	$199,439	$(68,988)	$130,451	17.1
Customer relationships	135,831	(84,183)	51,648	9.1
Affiliate relationships	12,670	(6,382)	6,288	10.3
Developed technologies	26,431	(9,060)	17,371	7.6
	$374,371	$(168,613)	$205,758	13.3

Intangible assets subject to amortization were as follows as of December 31, 2014:

(In thousands)	Cost	Accumulated Amortization	Net	Weighted Average Amortization Period Years
Trademarks and domain names	$209,617	$(52,428)	$157,189	16.1
Customer relationships	122,807	(68,068)	54,739	8.9
Affiliate relationships	12,680	(5,829)	6,851	10.3
Developed technologies	9,935	(5,945)	3,990	4.9
	$355,039	$(132,270)	$222,769	13.1

Amortization expense for the years ended December 31, 2015,  2014 and 2013 was approximately $36.4 million, $30.7 million and $28.3 million, respectively. Included in amortization expense for the year ended December 31, 2015 is an approximately $1.8 million charge to fully amortize certain domain names intangible assets that the Company determined were removed from service during the year.

Future amortization expense as of December 31, 2015 is expected to be:

Amortization
(In thousands)	Expense
2016	$33,509
2017	30,969
2018	27,358
2019	19,152
2020	12,856
Thereafter	81,914
Total expected amortization expense for intangible assets	$205,758

NOTE 5 – EARNINGS PER SHARE

We compute basic earnings per share by dividing net income (loss) for the period by the weighted average number of shares outstanding for the period. Diluted earnings per share includes the effects of dilutive common stock equivalents, consisting of outstanding stock-based awards, in accordance with ASC 718, Compensation – Stock Compensation, to the extent the effect is not anti-dilutive, using the treasury stock method.

The following table presents the computation of basic and diluted earnings per share:

	Year ended
	December 31,	December 31,	December 31,
(In thousands, except share and per share data)	2015	2014	2013
Net income (loss) from continuing operations	$17,653	$7,940	$(489)
Net loss from discontinued operations, net of income taxes	(30,999)	(2,768)	(10,707)
Net (loss) income	$(13,346)	$5,172	$(11,196)

Weighted average common shares outstanding for basic earnings per share	97,637,936	100,399,458	100,108,316
Additional dilutive shares related to share based awards	2,085,596	2,017,815	-
Weighted average common shares outstanding for diluted earnings per share	99,723,532	102,417,273	100,108,316

Basic net (loss) income per share:
Continuing operations	$0.18	$0.08	$-
Discontinued operations	(0.32)	(0.03)	(0.11)
Basic net (loss) income per share	$(0.14)	$0.05	$(0.11)

Diluted net (loss) income per share:
Continuing operations	$0.18	$0.08	$-
Discontinued operations	(0.31)	(0.03)	(0.11)
Diluted net (loss) income per share	$(0.13)	$0.05	$(0.11)

For the years ended December 31, 2015,  2014 and 2013, there were 2,471,302, 733,960 and 820,000 stock options, respectively, which are not included in the calculation of diluted earnings per share because their impact would have been anti-dilutive as the options’ exercise price exceeded the Company’s stock price at December 31, 2015, 2014 and 2013, respectively.

For the years ended December 31, 2015, 2014 and 2013, there were 1,658,379, 1,020,720 and 419,500, respectively, of performance based restricted shares which are not included in the calculation of diluted earnings per share because the performance condition had not been met.

NOTE 6 – SEGMENT INFORMATION, GEOGRAPHIC DATA AND CONCENTRATIONS

No single country outside of the U.S. accounted for more than 10% of total revenue during the years ended December 31, 2015,  2014 and 2013.  There were two customers that accounted for approximately 20% and 16% of total revenues during the year ended December 31, 2015 During the year ended December 31, 2014, there were two customers that accounted for approximately 18% and 14% of total revenues. In each year, the revenues from these customers were within multiple reporting segments. There were two  customers in our credit cards segment with accounts receivable balances that constituted 35% and 14% of our consolidated accounts receivable as of December 31, 2015. There were two customers in our credit cards segment with accounts receivable balances that constituted 11% and 13% of our consolidated accounts receivable as of December 31, 2014.

Revenue related to the U.S. and international operations for the years ended December 31, 2015,  2014 and 2013.

	Year ended
	December 31,	December 31,	December 31,
(In thousands)	2015	2014	2013
Revenue:
USA	$368,425	$347,365	$291,421
International	2,109	2,939	4,858
	$370,534	$350,304	$296,279

Long-lived assets related to the U.S. and international operations as of December 31, are as follows:

	December 31,	December 31,
(In thousands)	2015	2014
Long lived assets:
USA	$780,576	$771,858
International	2,334	2,886
Balance, end of period	$782,910	$774,744

Revenue generated through customer inquiry, display advertising and print publishing for the years ended December 31, was as follows:

	Year ended
	December 31,	December 31,	December 31,
(In thousands)	2015	2014	2013
Revenue:
Consumer inquiry, including affiliate and other	$333,469	$306,893	$253,191
Display advertising	32,931	38,367	35,738
Print publishing	4,134	5,044	7,350
	$370,534	$350,304	$296,279

The chief operating decision maker, the Company’s Chief Executive Officer, manages, assesses performance and allocates resources for the business based upon the separate financial information from the Company’s operating segments. In identifying its reportable segments, the Company also considered the nature of the services provided by its operating segments and other relevant factors. The Company aggregates certain of its operating segments into its reportable segments. Senior Care does not meet the quantitative thresholds for a reportable segment, however management believes that information about the segment should be separately disclosed as it is useful to the readers of the financial statements.

In evaluating and assessing performance of the Company’s operating segments, and when allocating resources to business units needed in accomplishing its strategic goals, the assets of the business units are not a primary consideration of the chief operating decision maker.

The reportable segments presented below represent the Company’s operating segments for which separate financial information is available and utilized on a regular basis by its chief operating decision maker, the Company’s chief executive officer, to assess performance and allocate resources. Management evaluates the operating results of each of the Company’s operating segments based upon revenue and “Adjusted EBITDA”, which we define as income from continuing operations before depreciation and amortization, interest, income taxes, changes in fair value of contingent acquisition consideration, stock-based compensation and other items such as loss on extinguishment of debt, legal settlements, acquisition, disposition, offering and related expenses, restructuring charges, CEO transition costs and costs related to the Restatement, the Internal Review, the SEC and DOJ investigations and related litigation. The Company’s presentation of Adjusted EBITDA, a non-GAAP measure, may not be comparable to similarly titled measures used by other companies.

	Year ended December 31,
	2015		2014		2013
(In thousands)	Revenue	Adjusted EBITDA	Revenue	Adjusted EBITDA	Revenue	Adjusted EBITDA
Banking	$105,878	$32,867	$118,465	$44,854	$109,057	$42,529
Credit Cards	241,854	113,644	226,869	92,227	192,173	81,596
Senior Care	23,855	389	10,302	(2,581)	-	-
Other	(1,053)	(19,777)	(5,332)	(16,701)	(4,951)	(13,761)
Total Company	$370,534	127,123	$350,304	117,799	$296,279	110,364

Less:
Interest and other expenses, net (A)		22,238		20,820		24,958
Depreciation and amortization		40,466		34,141		31,496
Changes in fair value of contingent acquisition consideration		(421)		3,633		17,380
Stock-based compensation expense (B)		19,417		13,870		9,834
Loss on extinguishment of debt		-		-		17,175
Acquisition, disposition, offering and related expenses		569		3,590		81
Restatement charges (C)		11,432		23,586		1,269
Impact of purchase accounting		35		556		-
Other charges (D)		5,619		1,403		6,802
Income tax expense		10,115		8,260		1,858
Net income (loss) from continuing operations		$17,653		$7,940		$(489)

__________

The Company is now presenting its Senior Care segment as a reportable segment where it was previously aggregated in other. The results for other for the year ended December 31, 2014 have been recast for this presentation.

(A)	For the year ended December 31, 2015, includes a $703,000 charge for the exit of an office lease.
(B)

Excludes approximately $3.9 million, $3.2 million and $2.3 million of stock based compensation costs for the years ended December 31, 2015, 2014 and 2013, respectively, related to the divestiture of our Insurance business during 2015. The costs related to our Insurance business are presented as a discontinued operation. 2013  excludes $5.8 million related to CEO transition costs, which is included in other charges.

(C)	Restatement charges include expenses related to unusual regulatory actions, the Internal Review, the Restatement and related litigation.
(D)

Other charges includes legal settlements of $3,000 and $1.4 million for the years ending December 31, 2015 and 2014, respectively, CEO transition costs of approximately $6.8 million (of which $5.8 million is stock-based compensation) for the year ended December 31, 2013, and restructuring charges of $5.6 million for the year ended December 31, 2015.

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

The following table presents estimated fair value, and related carrying amounts, as of December 31, 2015 and December 31, 2014:

	December 31, 2015		December 31, 2014
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial liabilities:
Long term debt	$298,212	$297,000	$297,598	$280,500

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

The following tables present the Company’s fair value measurements of its contingent acquisition consideration and the assets of its non-qualified deferred compensation plan as of December 31, 2015 and 2014 using the fair value hierarchy.

	Fair Value Measurement at December 31, 2015 Using
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurement:
Assets:
Investments of the non-qualified deferred compensation plan	$173	$-	$-	$173
Total asset recurring fair value measurements	$173	$-	$-	$173

Liabilities:
Contingent acquisition consideration	$-	$-	$9,107	$9,107
Total liabilities recurring fair value measurements	$-	$-	$9,107	$9,107

	Fair Value Measurement at December 31, 2014 Using
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurement:
Assets:
Investments of the non-qualified deferred compensation plan	$172	$-	$-	$172
Total asset recurring fair value measurements	$172	$-	$-	$172

Liabilities:
Contingent acquisition consideration	$-	$-	$19,028	$19,028
Total liabilities recurring fair value measurements	$-	$-	$19,028	$19,028

The following table sets forth a reconciliation of changes in the fair value of the Company’s Level 3 financial liabilities for the years ended December 31:

	Year ended December 31,
(In thousands)	2015	2014	2013
Balance, January 1,	$19,028	$38,762	$15,882
Additions to Level 3	3,747	1,930	11,600
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	-	(100)
Change in fair value	(421)	3,633	17,380
Payments	(13,247)	(25,297)	(6,000)
Balance, December 31,	$9,107	$19,028	$38,762

The unobservable inputs used by the Company in determining the fair value of contingent acquisition consideration for earnout periods not yet completed include a discount factor of 16% based on the Company’s weighted average cost of capital and projected results of the acquired businesses and the probability of meeting those projected results. The fair value calculated is subject to sensitivity as it relates to the projected results of the acquired businesses. Each calculation is based on a separate formula and results that differ from our projections could impact the fair value significantly. The current portion of the liability is recorded in other current liabilities and the non-current portion is recorded in other liabilities. During the year ended December 31, 2015, the Company changed certain estimates of the projected results of acquired businesses that resulted in a decrease in the fair value of contingent acquisition consideration and a benefit to operating income of approximately $2.5 million. The Company also recorded an expense of approximately $2.1 million related to the passage of time. During the year ended December 31, 2014, the Company changed certain estimates of the projected results of acquired businesses that resulted in an increase in the fair value of contingent acquisition consideration and a charge to operating income of $530,000. The remaining $3.1 million recorded in the change in fair value of contingent acquisition consideration during the year ended December 31, 2014 related to the passage of time. During the year ended December 31, 2013, the Company changed certain estimates of the projected results of acquired businesses that resulted in an increase in the fair value of contingent acquisition consideration and a charge to operating income of $8.5 million. The remaining $8.9 million recorded in the change in fair value of contingent acquisition consideration during the year ended December 31, 2013 related to the passage of time. As of December 31, 2015,  $5.0 million of the $9.1 million total contingent acquisition consideration recorded represents actual earned payments to be made and therefore no change to the unobservable inputs would result in a change in the fair value recorded. In addition, the remaining $4.1 million represents the discounted fair value of the maximum payments allowed under the acquisition agreements and therefore only a change to the discount factor used could result in an increase to the fair value recorded as of December 31, 2015.

NOTE 8 – STOCK-BASED COMPENSATION

The Company’s stock-based compensation program is a long-term retention program that is intended to attract, retain and provide incentives for directors, officers and employees in the form of non-qualified stock options, restricted stock and performance based restricted shares. Historically, the Company typically settled stock-based awards with issued shares. Starting in fourth quarter 2015, the Company began to settle stock-based awards with treasury shares.

In August 2015, the Company’s stockholders approved the 2015 Equity Compensation Plan (the “2015 Plan”), replacing the former 2011 Equity Compensation Plan (the “2011 Plan”), to grant stock-based awards for up to 8,049,594 shares of our common stock. Under the 2015 Plan, the Compensation Committee of the Board of Directors or another Committee or delegate designated by the Board of Directors or Compensation Committee has the sole authority to determine who receives such grants, the type, size and timing of such grants, and to specify the terms of such awards. The purpose of the 2015 Plan is to attract and retain officers, employees and non-employees, to provide such persons incentives and rewards and to align the participants’ economic interests with that of our stockholders. As of December 31, 2015, 8,909,945 shares were available for future issuance under the 2015 plan.

During the year ended December 31, 2015, the Company modified certain stock options and stock awards for approximately 40 individuals, granted in 2013, 2014 and 2015, related to the sale of its Insurance business and its restructuring initiatives. The modification resulted in an acceleration of the vesting periods of restricted and performance-based stock awards and an extension of the exercise period of the stock options. These modifications resulted in an additional expense of $9.7 million for the year ended December 31, 2015, of which, $6.3 million is recorded as a component of the net loss from discontinued operations and $3.4 million is recorded as a component of restructuring expense.

During the year ended December 31, 2014, the Company modified certain stock awards granted to an executive in 2011 and 2014. The modification resulted in an extension of the exercise period of current vested stock options and accelerated vesting of certain restricted stock grants. These modifications resulted in additional compensation expense of $147,000 for the year ended December 31, 2014.

During the year ended December 31, 2013, the Company modified certain stock options granted to the CEO in 2011. The modification resulted in the accelerated vesting of all then current unvested options and the extension of the exercise period of then current vested options by two years. These modifications resulted in additional compensation cost of approximately $4.4 million.

The stock-based compensation expense for stock options and restricted stock awards recognized in our consolidated statements of comprehensive income (loss) for the years ended December 31, 2015,  2014 and 2013 is as follows:

	Year ended
	December 31,	December 31,	December 31,
(In thousands)	2015	2014	2013
Cost of revenue	$1,392	$1,275	$665
Sales and marketing	2,427	1,558	2,342
Product development and technology	3,503	2,203	1,253
General and administrative	12,095	8,834	11,386
Total stock-based compensation	$19,417	$13,870	$15,646

The stock-based compensation expense presented in the table above excludes approximately $3.9 million, $3.2 million and $2.3 million for the years ended December 31, 2015, 2014 and 2013, respectively, related to our divestiture of the Insurance business in 2015. The costs related to the Insurance business are presented as a discontinued operation.

Restricted Stock

During the years ended December 31, 2015, 2014 and 2013, we awarded 1,557,283,  1,688,632 and 1,079,154 shares, respectively, of restricted common stock to employees located throughout the United States. These restricted stock grants are valued based on the market price of the common stock on the date of grant. Compensation expense arising from restricted stock grants with cliff vesting is recognized using the straight line method over the requisite service period.

Restricted stock awards issued in 2015, 2014 and 2013 primarily vest in equal installments on the first, second and third anniversaries of the grant date subject to continued employment through the applicable vesting date. Restricted stock with one- or two-year cliff vesting terms were also issued during  2014 and 2013.

The following table summarizes restricted stock award activity for the years ended and grants outstanding as of December 31:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2013	-	$-
Granted	1,079,154	15.59
Vested and released	(70,000)	14.77
Forfeited	(35,961)	15.37
Balance, December 31, 2013	973,193	15.66
Granted	1,688,632	13.98
Vested and released	(336,395)	15.39
Forfeited	(163,048)	15.50
Balance, December 31, 2014	2,162,382	14.40
Granted	1,557,283	12.36
Vested and released	(1,402,856)	13.85
Forfeited	(426,430)	13.42
Balance, December 31, 2015	1,890,379	$13.35

Stock-based compensation expense for the years ended December 31, 2015, 2014 and 2013 included approximately $14.2 million, $7.7  million and $3.4 million related to restricted stock awards, respectively. During the year ended December 31, 2013, the Company modified certain restricted stock awards granted to its CEO at the time. The modification accelerated the vesting of all outstanding restricted shares and resulted in additional compensation cost of approximately $1.1 million.

The total fair value of restricted stock awards that vested during the years ended December 2015, 2014 and 2013, was $19.4 million, $5.2 million and $1.0 million, respectively.

As of December 31, 2015,  there was $19.4 million of unrecognized compensation cost related to non-vested restricted stock awards, expected to be recognized over a weighted average period of approximately 1.1 years.

Performance Based Restricted Shares

During the year ended December 31, 2015, we granted 1,394,288 performance based restricted shares with an average grant date fair value of $12.73 per share. The shares include a performance condition, with the number of shares ultimately issued determined based on the Company’s Adjusted EBITDA for the two years ending December 31, 2016. The granted amount represents the maximum amount of the award at 150% of the target and the total number of shares ultimately issued can range from 0% to 100% of the granted amount. As of December 31, 2015, no stock-based compensation expense has been recorded for the 2015 grant as the satisfaction of the performance condition was not yet considered probable.

During the year ended December 31, 2014, the Company granted 1,217,145 performance based restricted shares with an average grant date fair value of $15.77 per share. A portion of the shares granted included a performance condition pursuant to which the number of shares ultimately issued will be determined based on the Company’s aggregate performance for the two years ending December 31, 2015. No stock-based compensation expense for these grants has been recorded during the year ended December 31, 2014 as the satisfaction of the performance condition was not yet considered probable. Performance shares were also granted to Steven Barnhart, who was hired as an interim Chief Financial Officer of the Company during 2014, with a performance condition of being appointed Chief Financial Officer, which has been satisfied. Shares granted are to vest in five equal installments on each of the first five anniversaries of March 12, 2014, which is the date on which Mr. Barnhart was appointed Chief Financial Officer on a non-interim basis.

During the year ended December 31, 2013, we granted 422,000 performance based restricted shares with an average grant date fair value of $14.77 per share. The shares included a performance condition and the number of shares ultimately issued was determined based on the Company’s performance for the year ending December 31, 2013. No stock-based compensation expense has been recorded during the year ended December 31, 2013 as the satisfaction of the performance condition was not achieved and all performance shares were cancelled during the first quarter of 2014.

Stock-based compensation expense related to performance based shares for the year ended December 31, 2015 was approximately $2.3 million. As of December 31, 2015, there was unrecognized compensation expense related to non-vested performance stock awards of $1.0 million, net of forfeitures, which is estimated to be recognized over a weighted average period of 2.1 years.

Performance based shares activity and grants outstanding were as follows for the years ended and as of December 31:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2013	-	$-
Granted	422,000	14.77
Vested/Earned	-	-
Forfeited	(2,500)	14.77
Unearned	-	-
Balance, December 31, 2013	419,500	14.77
Granted	1,217,145	15.77
Vested/Earned	-	-
Forfeited	(196,425)	16.06
Unearned	(419,500)	14.77
Balance, December 31, 2014	1,020,720	15.71
Granted	1,394,288	12.73
Vested/Earned	(152,082)	15.06
Forfeited	(528,506)	14.41
Unearned	(516,002)	16.06
Balance, December 31, 2015	1,218,418	$12.80

Stock Options

We use the Black-Scholes option pricing model to determine the fair value of our stock options. The determination of the fair value of the awards on the date of grant using an option-pricing model is affected by the price of our common stock, as well as assumptions regarding a number of complex and subjective variables, and is considered a Level 3 unobservable input. These variables include expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates, expected dividends and the estimated forfeiture rate.

We estimated the expected term of outstanding stock options by considering the vesting term and the contractual term of the option, as well as the historical option exercise behavior of employees, as illustrated in ASC 718, Compensation—Stock Compensation. The estimated volatility of our common stock is determined based on facts and circumstances at the time of the grant, along with the historical trading volatility of our stock. For stock option grants issued prior to 2014, we used the simplified method to estimate the expected term for employee stock option grants and we previously estimated the volatility of our common stock by using an average of historical stock price volatility of publicly traded entities that are considered peers to Bankrate in accordance with ASC 718. The decision to use a weighted average volatility factor of a peer group was based upon the relatively short period of availability of data on actively traded options on our common stock. We based the risk-free interest rate used in the option pricing model on U.S. Treasury constant maturity issues having remaining terms similar to the expected terms of the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. All share-based payment awards are recognized on a straight-line basis over the requisite service periods, which is generally the vesting period. During the fourth quarter of 2014, we evaluated our forfeiture rate based on historical experience and updated the forfeiture rate from 2.39% to 8.0%, and the new forfeiture rate was applied to all grants beginning in the fourth quarter of 2014. If factors change and we employ different assumptions for estimating share-based compensation expense in future periods or if we decide to use a different valuation model, the future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and net income per share.

The stock options granted in 2013 have a weighted average exercise price of $18.46 per option, respectively, and a contractual term of seven years.

Stock option activity and grants outstanding were as follows for the years ended and as of December 31:

	Number of	Exercise Price	Weighted Average	Aggregate
	Options	Per Share	Exercise Price	Intrinsic Value
Balance, January 1, 2013	5,005,654	$11.17 - 24.25	$15.49	$51,200
Granted	355,000	11.05 - 20.77	18.46
Exercised	(188,851)	14.32 - 15.00	14.98
Forfeited	(113,260)	14.32 - 17.55	15.17
Expired	-	-	-
Balance, December 31, 2013	5,058,543	11.05 - 24.25	15.70	13,167,000
Granted	-		-
Exercised	(1,520,938)	11.05 - 18.08	15.01
Forfeited	(174,866)	14.32 - 23.71	16.79
Expired	(537,030)	14.32 - 23.71	15.53
Balance, December 31, 2014	2,825,709	11.05 - 24.25	16.04	85,250
Granted	-	-	-
Exercised	(98,716)	11.05 - 15.00	14.27
Forfeited	(54,746)	11.05 - 24.25	15.47
Expired	(170,321)	15.00 - 24.25	17.26
Balance, December 31, 2015	2,501,926	11.05 - 22.39	16.04	86,326

The following table summarizes our options outstanding and options currently exercisable.

	December 31, 2015
			Weighted Average
	Number of	Weighted Average	Contractual Term	Aggregate
	Options	Exercise Price	(in years)	Intrinsic Value
Options vested and expected to vest	2,501,926	$16.04	5.2	$86,326
Options vested and exercisable	2,362,227	15.82	5.2	82,577

The following table provides the weighted average grant date fair value of the stock options granted during the year ended December 31, 2013 using the Black-Scholes option pricing model together with a description of the weighted average assumptions used to calculate the fair value.

Year ended December 31, 2013
Weighted average assumptions:
Weighted average grant date fair value	$8.82
Expected volatility	56.82%
Risk free rate	1.18%
Expected lives	4.75 years
Expected dividend yield	0.00%

Pursuant to the income tax provisions of ASC 718, we follow the “long-haul method” of computing our hypothetical additional paid-in capital, or APIC, pool. Approximately 534,000 stock options vested during the year ended December 31, 2015 and there were approximately 2.4 million exercisable stock options as of December 31, 2015. The intrinsic value of stock options exercised during the years ended December 31, 2015, 2014 and 2013 was $83,000,  $8.2 million and $571,000, respectively. We realized a tax benefit of $32,000 on the exercise of stock options during the year ended December 31, 2015.

The aggregate intrinsic value of stock options outstanding in the table above is calculated as the difference between the closing price of Bankrate’s common stock on the last trading day of the reporting period ($13.30 at December 31, 2015) and the exercise price of the stock options multiplied by the number of shares underlying options with exercise prices less than the closing price on the last trading day of the reporting period. Stock compensation expense related to stock option awards for the year ended December 31, 2015, 2014 and 2013 was $2.9 million, $6.2 million and $12.1 million, respectively.

As of December 31, 2015, approximately $1.2 million of total unrecognized compensation costs, net of forfeitures, related to non-vested stock option awards is expected to be recognized over a weighted average period of 0.8 years.

NOTE 9 – INCOME TAXES

The Company files income tax returns in the U.S. and various state, local and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and require significant judgment. With few exceptions, we are no longer subject to U.S. federal, state and local, and non-U.S. income tax examinations by tax authorities for the years before 2011. While we are currently under examination by various state and local tax authorities, we believe that there will be no material changes to the Company’s income tax liability as a result of these audits in the next twelve months.

On October 5, 2015, we concluded a New York City audit for years 2010, 2011 and 2012, for approximately $143,000 of additional tax paid.

On July 17, 2015, the Company filed amended tax returns for years 2011, 2012 and 2013 due to the financial restatement. On October 22, 2015 the audits for the 2011 and 2012 amended tax returns were completed and resulted in a refund of $2.1 million excluding interest. The company is currently under audit for 2013 and 2014.

The following is a summary of tax jurisdictions under audit:

Jurisdictions	Tax Year(s)

California	2013 & 2014
Tennessee	2011 & 2012

The components of income (loss) from continuing operations before income taxes were as follows:

	Year ended December 31,
(In thousands)	2015	2014	2013
U.S.	$28,961	$17,867	$2,903
International	(1,193)	(1,667)	(1,534)
Income (loss) from continuing operations	$27,768	$16,200	$1,369

The components of the income tax expense (benefit) from continuing operations are as follows:

	Year ended December 31,
(In thousands)	2015	2014	2013
Current:
Federal	$25,428	$9,752	$15,175
State	1,806	(1,155)	4,591
Total current	27,234	8,597	19,766
Deferred:
Federal	(16,654)	(2,306)	(16,111)
State	(465)	1,969	(1,797)
Total deferred	(17,119)	(337)	(17,908)
Total income tax expense	$10,115	$8,260	$1,858

The difference between income tax expense (benefit) computed at the statutory rate and the reported income tax (benefit) expense from continuing operations is as follows:

	Year ended December 31,
(In thousands)	2015	2014	2013
Income taxes at statutory rate	$9,718	$5,670	$479
State income taxes, net of federal benefit	1,534	1,727	(591)
Foreign losses	53	583	537
Permanent items	(262)	6,287	(259)
Adjustments to income tax payable	(256)	(591)	712
Uncertain tax positions	(1,202)	(8,441)	3,648
Adjustment to deferred tax assets	1,685	488	(2,925)
Rate changes	(1,310)	(647)	3
IRS and state audits	-	407	-
Stock compensation	920	1,975	254
State amended tax returns	(253)	(684)	-
IRC Sec. 481(a) adjustment	(886)	916	-
Valuation allowance	410	570	-
Other	(36)	-	-
Total income tax expense	$10,115	$8,260	$1,858

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities consisted of the following:

	December 31,	December 31,
(In thousands)	2015	2014
Allowance for doubtful accounts	$56	$124
Accrued expenses	4,747	835
Prepaid expenses	(1,158)	(2,586)
Intangibles acquired	(79,230)	(88,488)
Depreciation and amortization	39,567	38,556
Stock compensation	13,777	9,127
Net operating loss carryforwards	17,125	18,018
Capital loss carryforward	11,522	-
Valuation allowance	(15,501)	(2,513)
Accrued earnout contingencies	1,543	4,492
Total noncurrent deferred tax liabilities	(7,552)	(22,435)
Total net deferred tax liabilities	$(7,552)	$(22,435)

Total deferred tax assets and total deferred tax liabilities components of net deferred tax liabilities are as follows:

	December 31,	December 31,
(In thousands)	2015	2014
Deferred tax assets:
Total current deferred assets	$-	$-
Total noncurrent deferred assets	74,169	65,941
	74,169	65,941
Deferred tax liabilities:
Total current deferred liabilities	-	-
Total noncurrent deferred liabilities	(81,721)	(88,376)
	(81,721)	(88,376)
Total net deferred tax liabilities	$(7,552)	$(22,435)

As of December 31, 2015 and 2014, we had net operating loss carry forwards of $11.8 million tax effected for both years, for federal income tax purposes. The federal net operating loss carry forwards are subject to the limitations under Internal Revenue Code Section 382. In addition, as of December 31, 2015 and 2014, we had net operating loss carry forwards of $3.0 million and $5.5 million, tax effected, respectively, for state income tax purposes. These federal and state net operating loss carry forwards will begin to expire in varying amounts starting in 2021. As of December 31, 2015 and 2014, the Company had a valuation allowance of $2.0 million and $1.6 million tax effected, respectively, related to state net operating loss carry forwards. As of December 31, 2015 there is a full valuation allowance of the Company’s capital loss carryforward of $11.5 million. The Company’s foreign net operating loss carry forwards are fully valued. Total valuation allowance increased $13.0 million during 2015. All the valuation allowances will be reduced when and if the Company determines that there is positive evidence that the loss carry forwards will be realized.

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

As of December 31, 2015, 2014 and 2013, $1.7 million, $5.2 million and $13.6 million of our total net unrecognized tax benefits is classified as other liabilities, and as of December 31, 2015, $2.2 million is classified as non-current deferred tax liability in the consolidated balance sheets.

A reconciliation of the change in beginning and ending amounts of unrecognized tax benefits is as follows:

	Year ended December 31,
(In thousands)	2015	2014	2013
Unrecognized tax benefits, beginning balance	$5,174	$13,615	$9,967
Additions for prior year tax positions	30	1,812	2,507
Reductions for prior year tax positions	(1,167)	(9,838)	-
Reductions for lapse in statute	(300)	(415)	-
Reductions for settlements	-	-	-
Additions for current year tax positions	235	-	1,141
Unrecognized tax benefits, ending balance	$3,972	$5,174	$13,615

During the year ended December 31, 2015, the Company recorded a net decrease to unrecognized tax benefits of approximately $1.2 million. During the year ended December 31, 2014, the Company recorded a net decrease to unrecognized tax benefits of approximately $8.4 million. During the year ended December 31, 2013, the Company recorded a net increase to unrecognized tax benefits of approximately $3.6 million. A liability for unrecognized tax benefits is recorded as either a current or non-current liability, depending on whether the Company will make payments in the next twelve months.

Substantially all of the unrecognized tax benefits balance, if recognized would affect the company’s effective income tax rate.

We recognize accrued interest and penalties related to unrecognized tax benefits as a component of our income tax expense (benefit). Accrued interest and penalties included in unrecognized tax benefits during the years ended December 31, 2015, 2014 and 2013, were $54,000,  $87,000  and $287,000, respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

TCPA Litigation

In June 2015, a putative class action lawsuit styled Johnson v. Bankrate, Inc. was filed against the Company in the United States District Court for the Southern District of Florida, alleging violations of the Telephone Consumer Protection Act (TCPA) and seeking statutory damages, injunctive relief and attorney’s fees. The plaintiffs alleged that the Company contacted her and members of the class she seeks to represent on their cellular telephones without their prior express written consent and seeks to certify a nationwide class of individuals on that basis. In October 2015, an amended complaint was filed adding a second named plaintiff, making the same allegations as the original complaint, and seeking certification of the same proposed class and the same relief as the original complaint. On January 26, 2016, the plaintiffs entered into a settlement agreement with the Company on an individual basis for an immaterial amount. On February 3, 2016, the court dismissed the case with prejudice.

Securities Litigation

In October 2014, a putative class action lawsuit was brought in federal court in the United States District Court for the Southern District of Florida against the Company, certain of its current and former officers and directors, and other defendants, which is captioned The City of Los Angeles v. Bankrate, Inc., et al., No. 14-CV-81323-DMM. On November 23, 2015, the District Court dismissed an amended complaint in its entirety without prejudice for failing to adequately plead material misrepresentations or omissions, scienter, or loss causation and damages. On December 8, 2015, Lead Plaintiff filed a Second Amended Complaint alleging that the Company’s 2012, 2013, and first half of 2014 financial statements improperly recognized revenues and expenses and therefore were materially false and misleading and caused damages. Plaintiffs sought relief (including damages and rescission or rescissionary damages) under the Securities Act of 1933 based on a March 2014 secondary offering and under the Securities Exchange Act of 1934 on behalf of a proposed class consisting of all persons, other than the defendants, who purchased the Company’s securities between August 1, 2012 and October 9, 2014, inclusive. On January 8, 2016 the Company and the remaining defendants moved to dismiss the Second Amended Complaint. That motion is pending. The action is in its preliminary stages and we are not able to predict its outcome. The Company cannot presently estimate the amount of loss, if any, that would result from an adverse resolution of this matter.

Two earlier lawsuits making similar allegations, captioned Tong v. Evans, et al., No. 14-cv-81183-KLR (S.D. Fla), and Atiyeh v. Evans, et al., No. 14 Civ. 8443 (JFK) (S.D.N.Y), were voluntarily dismissed by their respective plaintiffs.

SEC and DOJ Investigations

As previously disclosed, the SEC conducted a non-public formal investigation of the Company’s financial reporting with the principal focus on the quarters ending March 31, 2012 and June 30, 2012. The investigation examined whether accounting entries may have improperly impacted the Company’s reported results, including relative to market expectations at such time. On September 8, 2015,

Bankrate announced a final settlement with the SEC with respect to the SEC’s investigation of the historical financial reporting. Without admitting or denying the findings in the SEC’s administrative cease-and-desist order, the Company paid a civil penalty of $15.0 million and entered into a consent order. In addition, as previously reported, the DOJ has informed the Company that it is investigating the matters that were the subject of the SEC investigation. It is not possible to predict when the DOJ investigation will be completed, the final outcome of the investigation, and what if any actions may be taken by the DOJ.

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

From time to time, we are involved in other litigation and regulatory matters and claims that arise in the ordinary course of business and although we cannot be certain of the outcome of any such litigation or claims, nor the amount of damages and exposure that we could incur, we currently believe that the final disposition of such matters will not have a material effect on our business, financial position, results of operations or cash flow. Regardless of the outcome, litigation and regulatory matters can have an adverse impact on us because of investigative, defense or settlement costs, diversion of management resources and other factors.

Leases

We lease office space in certain cities in the United States and the United Kingdom. These leases are accounted for as operating leases. Total rent expense for the years ended December 31, 2015,  2014 and 2013 was approximately $3.3 million, $2.7 million and $2.2 million, respectively.

We recognize rent expense for operating leases with periods of free rent, step rent provisions and escalation clauses on a straight-line basis over the applicable lease term. We consider lease renewals in the useful life of our leasehold improvements when such renewals are reasonably assured. We take these provisions into account when calculating minimum aggregate rental commitments under non-cancelable operating leases. Future minimum lease payments under non-cancelable operating and capital leases and having initial lease terms in excess of one year as of December 31, 2015 were:

Operating leases
(In thousands)
Year ending December 31,
2016	$2,569
2017	1,254
2018	1,210
2019	806
2020	831
Thereafter	5,122
Total minimum lease payments	$11,792

Other Commitments

We have executed employment agreements with 18 employees, including our President and Chief Executive Officer and other senior executives. Each employment agreement provides for a minimum annual base salary, an annual bonus contingent on our achieving certain performance criteria, and severance provisions ranging from three months to one year's annual base salary. Under the terms of the employment agreements, the individuals are entitled to receive minimum severance amounts of $4.3 million in the aggregate as of December 31, 2015.

NOTE 11 – DEBT

Senior Notes

The Company’s $300.0 million 6.125% senior unsecured notes due 2018 (the “Senior Notes” or “Notes”) were issued in August 2013.  Interest on the Senior Notes accrues daily on the outstanding principal amount thereof and is payable semi-annually, in arrears, on August 15 and February 15. On or after August 15, 2015, the Company may redeem some or all of the Senior Notes at a premium that will decrease over time as set forth in Bankrate, Inc.’s Indenture, dated as of August 7, 2013 (the “Senior Notes Indenture”). Additionally, if the Company experiences a Change of Control Triggering Event (as defined in the Senior Notes Indenture), the Company must offer to purchase all of the Senior Notes at a price in cash equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of purchase. The Senior Notes Indenture contains covenants (including, but not limited to, covenants restricting the payment of dividends and incurrence of additional indebtedness) and events of default customary for transactions of this type and has no financial maintenance covenant. All obligations under the Senior Notes are guaranteed by the Guarantors (as defined below).

For the years ended December 31, 2015, 2014 and 2013, interest expense, excluding the amortization of deferred financing costs and the original issue discounts, related to the Senior Notes and the Company’s Extinguished Senior Secured Notes was $18.4 million, $18.9 million and $22.1 million, respectively.

During the years ended December 31, 2015, 2014 and 2013, the Company amortized original issue discount which is included within interest and other expenses on the accompanying consolidated statements of comprehensive income (loss) of $615,000,  $577,000  and $445,000, respectively. At December 31, 2015 and 2014, the Company had approximately $1.8 million and $2.4 million, respectively, in original issue discounts remaining to be amortized.

During the years ended December 31, 2015, 2014 and 2013, the Company amortized deferred financing costs related to the Senior Notes and the Extinguished Senior Secured Notes which are included within interest and other expenses, net of $1.6 million, $1.3 million and $1.4 million, respectively. At December 31, 2015 and 2014, the Company had approximately $4.9 million and $5.8 million, respectively, in deferred loan fees remaining to be amortized. The deferred loan fee balances at December 31, 2015 and 2014 include the consent consideration paid in 2015 and 2014, pursuant to the second and third supplemental indenture described below, which was recorded as deferred loan fees and is being amortized over the remaining term of the Senior Notes.

The Company had a balance of approximately $298.2 million and $297.6 million in Senior Notes, net of amortization, as of December 31, 2015 and 2014, respectively, recorded on the accompanying consolidated balance sheets.

As previously reported in the Company’s Current Report on Form 8-K dated November 14, 2014, pursuant to the Second Supplemental Indenture, dated as of November 14, 2014 (the “Second Supplemental Indenture”), by and among the Company, certain subsidiaries of the Company party thereto as guarantors and Wilmington Trust, National Association, as trustee, the Company obtained an extension of the time permitted to deliver the requisite financial information for the quarter ended September 30, 2014 and, subject to payment by the Company of an additional consent fee (as described in the Supplemental Indenture), for the year ended December 31, 2014. The Company paid this additional consent fee on March 31, 2015. In total, the Company paid $708,855 in consent fees to holders of the Senior Notes in connection with the execution and effectiveness of the Second Supplemental Indenture. As previously reported in the Company’s Current Report on Form 8-K dated May 15, 2015, pursuant to the Third Supplemental Indenture, dated as of May 11, 2015 (the “Third Supplemental Indenture”), by and among the Company, certain subsidiaries of the Company party thereto as guarantors and Wilmington Trust, National Association, as trustee, the Company obtained an extension of the time permitted to deliver the requisite financial information for the quarters ended September 30, 2014 and March 31, 2015 and for the year ended December 31, 2014. In total, the Company paid $374,000 in consent fees to holders of the Senior Notes in connection with the execution and effectiveness of the Third Supplemental Indenture.

In 2013, in connection with the redemption of its 11.75% senior notes due 2015, the Company wrote off $819,000 of original issue discount and approximately $3.4 million of unamortized deferred financing costs, included in the loss on early extinguishment of debt.

The following table provides contractual maturities of the Company’s corporate debt at December 31, 2015:

Amount
(in thousands)
2016	$-
2017	-
2018	298,212
2016	-

2020	-
Thereafter	-
$298,212

Our Senior Notes Indenture and Credit Agreement generally permit us to apply the net cash proceeds of approximately $130.0 million from the sale of our Insurance business to prepay outstanding debt and/or invest in assets useful to our business, in each case, within 365 days of our receipt of such net cash proceeds (subject, in the case of any investment, to a further 180-day extension under certain circumstances). If we do not apply such net cash proceeds in the manner and within the time period described above and the amount of unapplied net cash proceeds exceeds $10.0 million, we will be required to offer to purchase a portion of our outstanding Senior Notes using those unapplied net cash proceeds at an offer price equal to 100% of the principal amount of the Senior Notes, plus accrued and unpaid interest, if any, to, but not including, the date of purchase.

Revolving Credit Facility

In August 2013, the Company entered into a $70.0 million revolving facility (“Revolving Credit Facility”), maturing May 17, 2018,  among the Company, as borrower, certain subsidiaries of the Company, as guarantors (the “Guarantors”), the lenders party thereto (the “Lenders”), Royal Bank of Canada, as administrative agent, and the other parties thereto. The proceeds of any loans made under the Revolving Credit Facility can be used for ongoing working capital requirements and other general corporate purposes, including the financing of capital expenditures and acquisitions.

Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to, at the Company’s option, either (i) an alternate base rate (as defined in the Revolving Credit Facility) or (ii) an adjusted LIBO rate (as defined in the Revolving Credit Facility), each calculated in a customary manner, plus applicable margin. The applicable margin is 3.00% per annum with respect to alternate base rate loans and 2.00% per annum with respect to adjusted LIBO rate loans. In addition to paying interest on the outstanding principal amount of borrowings under the Revolving Credit Facility, the Company must pay a commitment fee to the Lenders in respect of their average daily unused amount of revolving commitments at a rate that ranges from 0.375% to 0.500% per annum depending on the Company’s consolidated total leverage ratio. During the years ended December 31, 2015, 2014 and 2013, the Company paid commitment fees of $298,000,  $353,000 and $142,000 under the Revolving Credit Facility. The Company may voluntarily prepay loans under the Revolving Credit Facility at any time without premium or penalty (subject to customary “breakage” fees in the case of Eurodollar rate loans).

The Credit Agreement contains customary affirmative and negative covenants (including, but not limited to, covenants restricting the payment of dividends and incurrence of additional indebtedness) and events of default and requires the Company to comply with a maximum consolidated total leverage ratio of 4.00:1.00 as of the last day of any quarter only if the aggregate amount (without duplication) of letters of credit (other than letters of credit that are issued and not drawn to the extent such letters of credit are cash collateralized) and loans outstanding under the Revolving Credit Facility exceed, on a pro forma basis, 30% of the total revolving commitments of all Lenders at such time. The Company was in compliance with all required covenants as of December 31, 2015.

All obligations under the Credit Agreement are guaranteed by the Guarantors and are secured, subject to certain exceptions, by first priority liens on the assets of the Company and the Guarantors.

As of December 31, 2015, the Company had $69.8 million available capacity for borrowing under the Revolving Credit Facility and there were $210,000 in letters of credit issued against the facility. During the years ended December 31, 2015, 2014 and 2013, the Company amortized $339,000,  $339,000  and $641,000 of deferred loan fees, respectively, which is included in interest and other expenses on the accompanying consolidated statements of comprehensive income (loss). At December 31, 2015 and 2014, the Company had approximately $754,000 and $1.1 million, respectively, in deferred loan fees remaining to be amortized.

On November 6, 2014, the Company announced it had obtained a waiver under the Credit Agreement with respect to compliance with its obligation to deliver the requisite financial information thereunder for the quarter ended September 30, 2014. On March 24, 2015, the Company announced it had obtained a waiver under the Credit Agreement with respect to compliance with its obligation to deliver the requisite financial information thereunder for the year ended December 31, 2014. On May 11, 2015, the Company announced it had obtained a waiver under the Credit Agreement with respect to compliance with its obligation to deliver the requisite financial information thereunder for the quarter ended March 31, 2015. The Company did not pay a consent fee to the lenders under the Credit Agreement in connection with any of the foregoing waivers.

In 2013, the Company wrote off approximately $1.4 million of deferred loan fees, which is included in the loss on early extinguishment of debt, in connection with the termination of its $100.0 million revolving credit facilities.

NOTE 12 – ACQUISITIONS

Year Ended 2015

On April 1, 2015 we acquired Quizzle, LLC and during 2015 we acquired certain assets and assumed certain liabilities of certain other entities. The acquisitions are not individually significant to the Company’s net assets and results of operations. These acquisitions had an aggregate purchase price of $40.3 million, including $6.9 million in fair value of deferred payments and $2.7 million in fair value of contingent acquisition consideration. The acquisitions were accounted for under purchase accounting and are included in our consolidated results from the acquisition dates. The financial results of the acquired businesses are immaterial individually and in aggregate to our net assets and results of operations. We recorded $21.8 million in goodwill and $19.2 million of intangible assets related to these acquisitions with estimated weighted average useful lives of 10 years, consisting of approximately $11.5 million of developed technologies, approximately $4.6 million of trademarks and domain names and approximately $3.1 million of customer relationships. We expect approximately $19.4 million of goodwill to be deductible for income tax purposes. During the year ended December 31, 2015, since each respective date of acquisition, these acquisitions contributed revenue of approximately $7.6 million.

Year Ended 2014

Acquisition of Caring, Inc.

On May 1, 2014, we acquired Caring, Inc., a Delaware corporation (“Caring”), through the merger of a wholly owned subsidiary of Bankrate with and into Caring, with Caring continuing as the surviving corporation (the “Merger”), for $53.7 million, net of cash acquired, and $4.3 million was placed in escrow to satisfy certain indemnification obligations of Caring’s shareholders. All escrow payments have been made. We recorded approximately $23.0 million in goodwill, which reflects the adjustments necessary to allocate the purchase price to the fair value of the assets acquired and the liabilities assumed. We expect goodwill will not be deductible for income tax purposes. Approximately $29.5 million was recorded as intangible assets with estimated weighted average useful lives of 9 years, consisting of an Internet domain name for $14.6 million, customer relationships for $9.9 million, and developed technologies for $5.0 million. Caring was a privately held company and the owner of Caring.com, a leading senior care resource for those seeking information and support as they care for aging family members and loved ones. This acquisition was made to complement our online publishing business and to enter a new product vertical. The results of operations of Caring are included in our consolidated results from the acquisition date. The acquisition is accounted for as a business combination.

Acquisition of Wallaby Financial Inc.

On December 1, 2014, we acquired Wallaby Financial Inc., a Delaware corporation (“Wallaby”), for $10.0 million. The financial results of Wallaby are immaterial to our net assets and results of operations. The acquisition was accounted for as a purchase and included in our consolidated results from the acquisition date. We recorded $6.1 million in goodwill and $3.9 million in intangible assets related to the acquisition, consisting of $3.6 million of developed technologies and $250,000 of trademarks with estimated weighted average useful lives of 5 years. We expect goodwill will not be deductible for income tax purposes.

Other

During the year ended December 31, 2014, the Company also acquired certain assets and assumed certain liabilities of a third party for a purchase price of approximately $9.9 million, including $1.9 million of contingent acquisition consideration. The acquisition is immaterial to the Company’s net assets and results of operations. The acquisition was accounted for as a purchase and is included in the Company’s consolidated results of operations from the acquisition date. The Company recorded $30,000 in goodwill and approximately $9.9 million in intangible assets with a weighted average useful life of 7 years, consisting of trademarks and domain names. We expect goodwill to be deductible for income tax purposes.

Year Ended 2013

During the year ended December 31, 2013, the Company acquired certain assets and liabilities of certain entities for an aggregate purchase price of $31.5 million, including $11.6 million in fair value of contingent acquisition consideration. These certain entities are individually and in the aggregate immaterial to the Company's net assets and operations. All acquisitions were accounted for as purchases and are included in the Company's consolidated results from their acquisition dates. The Company recorded $9.8 million in goodwill and $20.3 million in intangible assets related to these acquisitions consisting of $11.7 million of trademarks and domain names,  $1.9 million of affiliate relationships and $6.7 million of developed technologies.  We expect approximately $9.6 million goodwill to be deductible for income tax purposes.

NOTE 13 – RESTRUCTURING

During the year ended December 31, 2015, management adopted a restructuring plan with respect to the Company’s corporate and banking segment finance operations aligned with our commitment to implement best practices, enhance internal controls and drive efficiency throughout the finance function by improving processes, separating corporate and business unit functions, and consolidating finance teams at a single location. During the same period, management also adopted a restructuring plan consisting of certain changes in corporate and business unit leadership in connection with further aligning Company leadership with its strategic initiatives. As part of this process, we formally communicated the termination of employment to approximately 15 employees. The costs associated with these initiatives primarily represent modifications of share based awards, severance, outplacement services and other costs associated with employee terminations, the majority of which have been or are expected to be settled in shares and cash. As of December 31, 2015, we have terminated approximately 10 of these employees. We expect further restructuring expense of approximately $45,000 related to this initiative to be incurred and paid in cash over the next 12 months. The restructuring liability is included in accrued expenses.

Year ended
December 31, 2015
(In thousands)
Balance at December 31, 2014	$-
Restructuring charges	5,616
Utilized	(3,450)
Balance at December 31, 2015	$2,166

NOTE 14 – DISCONTINUED OPERATIONS

During December 2015, the Company sold its Insurance business, which constituted (i) all of the issued and outstanding capital stock of NetQuote Holdings, Inc. and (ii) all of the issued and outstanding limited liability interests of IQ Holdings, LLC, for a purchase price comprised of (i) $140.0 million in cash at closing, plus $200,000 for cash to remain at the Insurance business companies, and (ii) $23.5 million to be paid to us on the second anniversary of the closing date subject to customary adjustments for working capital. The Insurance business comprised the Company’s Insurance reporting segment. The sale will allow the Company to focus on its core Banking and Credit Cards businesses and the growth opportunities in the Senior Care vertical. For the years ended December 31, 2015, 2014 and 2013, the results of this component has been classified as discontinued operations through the date of sale and the assets and liabilities at December 31, 2014 have been reclassified and segregated as held for sale. The Company realized a $9.1 million loss on the sale of the business ($8.6 million gain, net of tax), which is recognized in net loss from discontinued operations on the consolidated statement of comprehensive income.

During the fourth quarter of 2015, the Company completed its analysis regarding being subject to sales taxes related to sourcing of certain revenue streams in one of its operating segments in certain state jurisdictions. For the year ended December 31, 2015, the Company recorded an $11.9 million charge within its Insurance business, which is presented as a discontinued operation in the Company’s consolidated financial statements. The majority of these sales taxes were paid as of December 31, 2015. The Company has indemnified the buyer of its Insurance business against this liability and as of December 31, 2015 has accrued approximately $1.9 million within other current liabilities for the amount remaining to be paid.

In 2014, the Company announced that it had commenced the process of divesting its operations in China. The past year has been impacted by deteriorating economic conditions in China; namely the devaluation of the Yuan and a volatile Chinese stock market. Current economic conditions in China do not reflect the environment the operations were under when originally identified as held for sale. As such, it has taken longer than originally anticipated to dispose of the operations due to conditions that are beyond the Company’s control. The Company remains committed to its plan of divesting its operations in China, which is expected to be completed in the first half of 2016. The results of this component have been classified as discontinued operations in the consolidated financial statements for all periods presented.

The following tables present the carrying amounts of major classes of assets and liabilities of the discontinued operations that are classified as held for sale in the consolidated balance sheets:

December 31,
(In thousands)	2015
Cash and cash equivalents	$338
Accounts receivable, net	117
Prepaid expenses and other current assets	113
Total current assets	568

Furniture, fixtures and equipment, net	581
Intangible assets, net	8
Total assets classified as held for sale	$1,157

Accounts payable	$65
Accrued expenses	264
Deferred revenue and customer deposits	141
Other current liabilities	923
Total current liabilities	1,393
Total liabilities classified as subject to sale	$1,393

	December 31, 2014
	Insurance	China
(In thousands)	Business	Operations	Total
Cash and cash equivalents	$22,697	$326	$23,023
Accounts receivable, net	22,558	479	23,037
Deferred income taxes	1,407	-	1,407
Prepaid expenses and other current assets	1,463	177	1,640
Total current assets	48,125	982	49,107
Furniture, fixtures and equipment, net	7,096	635	7,731
Intangible assets, net	116,219	10	116,229
Goodwill	95,595	-	95,595
Other assets	3,581	-	3,581
Total assets classified as held for sale	$270,616	$1,627	$272,243

Accounts payable	$6,766	$5	$6,771
Accrued expenses	2,384	442	2,826
Deferred revenue and customer deposits	2,714	194	2,908
Other current liabilities	7	433	440
Total current liabilities	11,871	1,074	12,945
Deferred income taxes	24,198	-	24,198
Other liabilities	16	-	16
Total liabilities classified as subject to sale	$36,085	$1,074	$37,159

The following tables present the major classes of line items constituting pretax income (loss) of discontinued operations and reconcile to the net income (loss) of the discontinued operations that are presented in the consolidated statement of comprehensive income:

	Year ended December 31, 2015
	Insurance	China
(In thousands)	Business	Operations	Total
Revenue	$176,184	$1,430	$177,614

Costs and expenses:
Cost of revenue	127,592	473	128,065
Other expenses	101,425	1,768	103,193
Operating expenses	229,017	2,241	231,258
Loss before taxes	(52,833)	(811)	(53,644)
Income tax benefit	(14,079)	-	(14,079)
Net loss from discontinued operations	(38,754)	(811)	(39,565)

Loss on sale of discontinued operations	(9,114)	-	(9,114)
Income tax benefit	(17,680)	-	(17,680)
Net gain on sale of discontinued operations	8,566	-	8,566
Net loss on discontinued operations	$(30,188)	$(811)	$(30,999)

	Year ended December 31, 2014
	Insurance	China
(In thousands)	Business	Operations	Total
Revenue	$194,639	$1,747	$196,386

Costs and expenses:
Cost of revenue	142,590	777	143,367
Other expenses	54,521	1,891	56,412
Operating expenses	197,111	2,668	199,779
Loss on discontinued operations	(2,472)	(921)	(3,393)
Income tax benefit	(625)	-	(625)
Net loss on discontinued operations	$(1,847)	$(921)	$(2,768)

	Year ended December 31, 2013
	Insurance	China
(In thousands)	Business	Operations	Total
Revenue	$160,657	$697	$161,354

Costs and expenses:
Cost of revenue	122,890	39	122,929
Other expenses	52,939	1,901	54,840
Operating expenses	175,829	1,940	177,769
Loss on discontinued operations	(15,172)	(1,243)	(16,415)
Income tax benefit	(5,708)	-	(5,708)
Net loss on discontinued operations	$(9,464)	$(1,243)	$(10,707)

The following tables present the major cash flow components of discontinued operations:

	Year ended December 31, 2015
	Insurance	China
(In thousands)	Business	Operations	Total
Depreciation	$4,314	$375	$4,689
Amortization	20,727	2	20,729
Goodwill impairment	35,000	-	35,000
Stock compensation expense	3,864	-	3,864
Capital expenditures	5,328	344	5,672

	Year ended December 31, 2014
	Insurance	China
(In thousands)	Business	Operations	Total
Depreciation	$3,452	$359	$3,811
Amortization	21,035	2	21,037
Stock compensation expense	3,197	-	3,197
Capital expenditures	5,134	316	5,450

	Year ended December 31, 2013
	Insurance	China
(In thousands)	Business	Operations	Total
Depreciation	$2,593	$356	$2,949
Amortization	22,087	2	22,089
Stock compensation expense	2,313	-	2,313
Capital expenditures	5,346	369	5,715

NOTE 15 – QUARTERLY FINANCIAL DATA (unaudited)

Provided below are selected unaudited quarterly financial data for 2014 and 2015. The information has been derived from our unaudited condensed consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on a basis consistent with the financial statements which appear elsewhere in this Annual Report and include all adjustments necessary for a fair statement of the financial position and results of operations for such unaudited periods. Historical results are not necessarily indicative of results to be expected in the future.

The earnings per share information is calculated independently for each quarter based on the weighted average common stock and common stock equivalents outstanding, which may fluctuate, based on factors such as the number of shares in a period that are issued, vest, or repurchased, our quarterly income levels and our stock’s market prices. Therefore, the sum of the quarters’ per share information may not equal the annual amount presented on the consolidated statements of operations.

	Three months ended				Three months ended
(In thousands)	3/31/2015	6/30/2015	9/30/2015 (a)	12/31/2015 (a)	3/31/2014	6/30/2014 (b)(d)	9/30/2014 (c)(d)	12/31/2014
Revenue	$89,010	$88,964	$99,206	$93,354	$83,961	$85,004	$90,039	$91,300
Net income (loss) continuing operations	$4,706	$2,265	$5,803	$4,879	$4,725	$(834)	$(6,547)	$10,596
Net income (loss) discontinued operations	$247	$(1,945)	$(29,194)	$(107)	$(639)	$(1,359)	$(477)	$(293)
Net income (loss)	$4,953	$320	$(23,391)	$4,772	$4,086	$(2,193)	$(7,024)	$10,303
Basic and diluted net income (loss) per share:
Net income (loss) continuing operations:
Basic	$0.05	$0.02	$0.06	$0.05	$0.05	$(0.01)	$(0.07)	$0.11
Diluted	$0.05	$0.02	$0.06	$0.05	$0.05	$(0.01)	$(0.07)	$0.11

Net income (loss) discontinued operations
Basic	$0.00	$(0.02)	$(0.30)	$(0.00)	$(0.01)	$(0.01)	$(0.00)	$(0.00)
Diluted	$0.00	$(0.02)	$(0.29)	$(0.00)	$(0.01)	$(0.01)	$(0.00)	$(0.00)

Net income (loss):
Basic	$0.05	$0.00	$(0.24)	$0.05	$0.04	$(0.02)	$(0.07)	$0.10
Diluted	$0.05	$0.00	$(0.23)	$0.05	$0.04	$(0.02)	$(0.07)	$0.10

__________

(a)

During the third quarter 2015, the Company recorded a $35.0 million impairment charge in its Insurance business, which is classified as a discontinued operation. During the fourth quarter 2015, the Company completed the sale of its Insurance business and recorded a loss on sale within loss on discontinued operations.

(b)	During the second quarter 2014, the Company incurred a $9.2 million charge for legal settlements.
(c)	During the third quarter 2014, the Company incurred a $15.0 million charge for the settlement of an SEC investigation.
(d)

As the Company incurred a net loss from continuing operations for this period, all outstanding stock options, restricted and performance share awards have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding. Accordingly, basic and dilutive weighted average shares outstanding are equal for such period.

The Company sold its Insurance business during the fourth quarter 2015 and the results of the Insurance business are presented as discontinued operations. Below is a reconciliation of previously reported net revenues and net income (loss) from continuing operations to the current presentation amounts.

Revenue:	Three months ended			Three months ended
(In thousands)	3/31/2015	6/30/2015	9/30/2015	3/31/2014	6/30/2014	9/30/2014	12/31/2014
Previously presented	$141,541	$132,865	$140,760	$136,275	$130,367	$141,650	$136,651
Less: Insurance segment	52,531	43,901	41,554	52,314	45,363	51,611	45,351
Continuing operations	$89,010	$88,964	$99,206	$83,961	$85,004	$90,039	$91,300

Net income (loss) continuing operations:	Three months ended			Three months ended
(In thousands)	3/31/2015	6/30/2015	9/30/2015	3/31/2014	6/30/2014	9/30/2014	12/31/2014
Previously presented	$159	$(827)	$(24,634)	$4,532	$(1,827)	$(6,817)	$10,205
Less: Insurance segment	(4,547)	(3,092)	(30,437)	(193)	(993)	(270)	7,549
Continuing operations	$4,706	$2,265	$5,803	$4,725	$(834)	$(6,547)	$2,656

NOTE 16 – SUBSEQUENT EVENTS

As of February 2016, the Company’s agreement with Senior Care’s largest customer was not renewed. This customer accounted for approximately $7.7 million in revenues during 2015.

In February 2016, the Company’s Board of Directors authorized a $50.0 million share repurchase program.  Under the terms of the program, the Company may repurchase up to $50.0 million of its outstanding common stock. Stock repurchases under this program may be made through open market and privately negotiated transactions. The timing and amount of specific repurchases are subject to the requirements of federal securities law, market conditions, alternative uses of capital and other factors. The stock repurchase program does not obligate the Company to acquire any particular amount of shares and the program may be limited or terminated at any time without prior notice. The program will expire on December 31, 2017.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the filing of this Form 10-K, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Exchange Act Rule 13a-15(e) and 15d-15(e), as of December 31, 2015. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2015 as a result of the material weakness in the operating effectiveness of our internal control over financial reporting described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Our management, including our CEO and CFO, assessed the effectiveness of Bankrate's internal control over financial reporting as of December 31, 2015 based on the framework in the 2013 Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of the assessment, we concluded that there was a material weakness in the operating effectiveness of our internal control over financial reporting, as described below under “Description of material weakness”.

The scope of management’s assessment of the effectiveness of our internal controls over financial reporting included all of our consolidated operations except for the operations of Quizzle, LLC and the LoanTek business, which we acquired during 2015. Quizzle, LLC and LoanTek operations represented approximately 2% of our consolidated total assets and approximately 1% of our consolidated net revenues as of and for the year ended December 31, 2015.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. For example, judgments in decision-making may be incorrect, or controls may be circumvented by collusion or a management override of controls. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has taken and is taking steps, as described below under “Remediation plan for material weakness in internal control over financial reporting,” to remediate the material weakness in our internal control over financial reporting. We believe that, as a result of management’s in-depth review of its accounting processes, and the additional procedures management has implemented, there are no material inaccuracies or omissions of material fact in this Form 10-K and, to the best of our knowledge, we believe that the consolidated financial statements in this Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows in conformity with GAAP.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Grant Thornton LLP, an independent registered public accounting firm as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.

Description of material weakness

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In our Annual Report on Form 10-K for the year ended December 31, 2014, we identified certain deficiencies related to (1) our control environment and (2) our controls over certain of our accounting processes. Although management had already taken certain steps to remediate the control deficiencies described above, remediation of these control deficiencies was ongoing as of December 31, 2014. As a result, our management determined that the aggregation of the identified control deficiencies constituted a material weakness in the operating effectiveness of our internal control over financial reporting and therefore concluded that we did not maintain effective internal control over financial reporting as of December 31, 2014. During the year ended December 31, 2015, we continued to implement remediation measures described in our Annual Report on Form 10-K for the year ended December 31, 2014 and subsequent interim reports to address the identified deficiencies. The steps we took to address the deficiencies identified included:

•	we replaced our CFO, and certain other senior finance executives and finance staff formerly involved in our financial reporting function are no longer with the Company.

•

we appointed a Corporate Controller, a Vice President of Taxation, a Vice President of Internal Audit, a Vice President of Finance at an operating subsidiary, a Senior Director of External Reporting and a Senior Director of Financial Systems.

•	we have hired additional experienced Certified Public Accountants in the corporate office and business unit offices.
•

our Audit Committee conducted an intensive review, with the assistance of its own independent counsel and independent forensic accountants, of journal entries, vendor invoices, e-mail, and other documents relating to areas in which errors, irregularities or control deficiencies might exist.

•

we have engaged in efforts to restructure accounting processes, centralize certain accounting functions, and revise organizational structures to enhance accurate accounting and appropriate reporting. In furtherance of these efforts, we transitioned all corporate accounting, accounts payable, payroll administration and processing, and Banking business accounting functions to our New York City office.

•

we implemented efforts to strengthen interim and annual financial review controls to function with a sufficient level of precision to detect and correct accounting errors on a timely basis, strengthened the internal operating unit certification process, and established a Disclosure Committee with formalized processes to support the integrity of external financial reporting.

•	we appointed two new independent directors to our Board.
•

we further developed our programs to provide ongoing communications and formal training to employees across the entire organization regarding their obligation to follow the Company’s code of conduct and to otherwise act with integrity and accountability.

Following the fourth quarter of the year ended December 31, 2015, we completed our assessment of the operating effectiveness of our internal control over financial reporting as of December 31, 2015. After completing our assessment of the design and operating effectiveness of our controls and procedures, including the effectiveness of these remediation measures, we concluded that we have remediated each of the deficiencies identified in our Annual Report on Form 10-K for the year ended December 31, 2014 (and that are described above), other than to the extent described below.

In the third quarter of 2015, we started a process to transition all corporate accounting, accounts payable, payroll administration and processing, and Banking business accounting functions to our New York City office. As part of this process, a number of new personnel in our accounting, financial reporting and human resources groups were hired and required training, and control processes had to be transferred to new owners. We also experienced other personnel turnover in that group’s previous control process owners that impacted this transition. In addition, we completed the sale of the business that comprised our Insurance segment on December 29, 2015, which required additional time and attention from our accounting and financial reporting function, involved consideration of numerous technical accounting items, and created complexity in the reporting of that business unit as a discontinued operation. Overall, this finance organization transition process and the timing of the sale of our Insurance business created control environment challenges, and delayed our ability to close our year-end financial reporting and perform the requisite reviews of our financial statements and certain supporting schedules in a timely and sufficient manner. In connection with accounting for the sale of our Insurance business, we also identified a deficiency in our technical resources for accounting for non-routine transactions related to reporting discontinued operations. As a result, we have concluded these conditions aggregated to a material weakness in the operating effectiveness of our internal control over financial reporting. Because of this material weakness, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2015. As noted above, we believe that, as a result of management’s in-depth review of its accounting processes, and the additional procedures management has implemented, there are no material inaccuracies or omissions of material fact in this Form 10-K and, to the best of our knowledge, we believe that the consolidated financial statements in this Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows in conformity with GAAP.

Remediation plan for material weakness in internal control over financial reporting

We and our Board treat the controls surrounding, and the integrity of, our financial statements with the utmost priority. Management is committed to the planning and implementation of remediation efforts to address control deficiencies and any other identified areas of risk. These remediation efforts are intended to both address the identified material weakness and to enhance our overall financial control environment. In particular:

•	we will complete the training of the new personnel hired in our accounting and financial reporting functions.
•	we will continue to strengthen our interim and annual financial review controls to function with a sufficient level of precision to detect and correct errors on a timely basis.
•	we will continue to improve the timeliness of our closing processes with respect to interim and annual periods.
•	we will add additional internal technical accounting resource.
•	we will consolidate our division and corporate accounting onto a single accounting software platform.
• • • • • • • •

We are committed to maintaining a strong internal control environment, and we believe the measures described above will strengthen our internal control over financial reporting and remediate the material weakness we have identified. Our remediation efforts have begun, and we will continue to devote significant time and attention to these remedial efforts. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to strengthen controls or to modify the remediation plan described above, which may require additional implementation time.

Changes in internal control over financial reporting

Other than the changes described above under “Description of material weakness” that occurred during the quarter ended December 31, 2015, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the registrant’s proxy Statement for its 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2015.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the registrant’s proxy Statement for its 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the registrant’s proxy Statement for its 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2015.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated by reference to the registrant’s proxy Statement for its 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2015.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the registrant’s proxy Statement for its 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2015.

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

Bankrate, Inc.

Date: March 9, 2016	By:	/s/ Steven D. Barnhart
Steven D. Barnhart
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated below.

Signature	Title	Date
/s/ Kenneth S. Esterow Kenneth S. Esterow	President, Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2016
/s/ Steven D. Barnhart Steven D. Barnhart	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 9, 2016
/s/ Janet M. Gunzburg Janet M. Gunzburg	Corporate Controller (Principal Accounting Officer)	March 9, 2016
* Peter C. Morse	Chairman of the Board and Director	March 9, 2016
* Seth Brody	Director	March 9, 2016
* Michael J. Kelly	Director	March 9, 2016
* Sree Kotay	Director	March 9, 2016
* Christine Petersen	Director	March 9, 2016
* Richard J. Pinola	Director	March 9, 2016
* Mitch Truwit	Director	March 9, 2016
/s/ Steven D. Barnhart *Steven D. Barnhart Attorney-in-fact

Exhibits

Exhibit Number	Description
2.1	Equity Purchase Agreement, dated as of November 5, 2015 between Bankrate, Inc. and All Web Leads, Inc.
3.1	Second Amended and Restated Certificate of Incorporation of Bankrate, Inc. (incorporated by reference to the Company’s Registration Statement on Form S-8 (333-175000)).
3.2	Second Amended and Restated Bylaws of Bankrate, Inc. (incorporated by reference to the Company’s Registration Statement on Form S-8 (333-175000)).
4.1

Indenture, dated as of August 7, 2013, among the Company, the Guarantors and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 of Bankrate’s Current Report on Form 8-K filed with the SEC on August 13, 2013).

4.2	Form of common stock certificate of Bankrate, Inc. (incorporated by reference to Exhibit 4.7 of the Company’s Registration Statement on Form S-1 (333-173550)).
4.3	Form of VCOC Investors’ Rights Agreement. (incorporated by reference to Exhibit 4.8 of the Company’s Registration Statement on Form S-1 (333-173550)).
4.4	Supplemental Indenture dated May 30, 2014 (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2014)
4.5

Supplemental Indenture, dated as of November 14, 2014 among Bankrate, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee, relating to the 6.125% Senior Notes due 2018. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2014)

4.6

Supplemental Indenture, dated as of May 11, 2015 among Bankrate, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee, relating to the 6.125% Senior Notes due 2018. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2015)

10.1	Executive Agreement between Bankrate, Inc. and Donaldson Ross, dated September 11, 2006 (incorporated by reference to the Company’s Registration Statement on Form S-1 (333-173550)).
10.2	Amendment to Employment Agreement between Bankrate, Inc. and Donaldson Ross, dated September 25, 2009 (incorporated by reference to the Company’s Registration Statement on Form S-1 (333-173550)).
10.3

Amendment No. 2 to Employment Agreement between Bankrate, Inc. and Donaldson Ross, dated December 31, 2012 (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2013)

10.4	Executive Agreement by and between Kenneth S. Esterow and Bankrate, Inc. (incorporated by reference to Exhibit 10.33 of Bankrate’s Current Report on Form 8-K filed with the SEC on September 6, 2013)
10.5

Amendment to Executive Agreement between Bankrate, Inc. and Kenneth S. Esterow, dated December 31, 2013 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report Form 10-K filed with the SEC on February 27, 2014)

10.6

Separation and Consulting Agreement, dated December 10, 2013, by and between Thomas R. Evans and Bankrate Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2014)

10.7	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.34 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2013)
10.8	Form of 2013 Performance-Based Restricted Stock Agreement (incorporated by reference to Exhibit 10.31 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2013)
10.9	Form of Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K filed with the SEC on June 18, 2015)
10.10	Fourth Amended and Restated Stockholders Agreement (incorporated by reference to the Company’s Registration Statement on Form S-1 (333-173550)).
10.11	Lease by and between Gardens Plaza Investors, LLC and Bankrate, Inc., dated November 3, 2005 (incorporated by reference to the Company’s Registration Statement on Form S-1 (333-173550)).
10.12

Form of Lease Agreement between Echelon Holdings, Ltd. and Bankrate, Inc., dated March 14, 2013 (incorporated by reference to Exhibit 10.23 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2013)

10.13	Bankrate, Inc. 2011 Equity Compensation Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 (333-175000)).
10.14	Form of Bankrate, Inc. Senior Executive Annual Bonus Plan (incorporated by reference to the Company’s Registration Statement on Form S-1 (333-173550)).
10.15	Form of Director Indemnification Agreement between Bankrate, Inc., and members of the management (incorporated by reference to the Company’s Registration Statement on Form S-1 (333-173550)).
10.16

Revolving Credit Agreement, dated as of August 7, 2013, among Bankrate, Inc., the Guarantors, the lenders party thereto, Royal Bank of Canada as administrative agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2013).

10.17	Form of 2013 Restricted Stock Agreement (incorporated by reference to Exhibit 10.30 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2013)

10.18

Letter Agreement, dated September 14, 2014, by and between Bankrate, Inc. and Steven D. Barnhart (incorporated by reference to Exhibit 10.1 of Company’s Current Report on Form 8-K filed with the SEC on September 15, 2014)

10.19	Executive Agreement between Bankrate, Inc. and Jeff Grant, dated June 15, 2011 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report Form 10-Q filed with the SEC on May 8, 2014)
10.20

Executive Agreement between Bankrate, Inc. and Christopher Speltz, dated March 3, 2014 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2014)

10.21	Form of 2014 Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2014)
10.22	Form of 2014 Performance-Based Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2014)
10.23	Form of 2015 Restricted Stock Agreement (incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K filed with the SEC on June 18, 2015)
10.24	Form of 2015 Performance-Based Restricted Stock Agreement (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K filed with the SEC on June 18, 2015)
10.25

Executive Agreement, dated March 12, 2015, between Steven D. Barnhart and Bankrate, Inc. (incorporated by reference to Exhibit 10.1 of Company’s Current Report on Form 8-K filed with the SEC on March 17, 2015)

10.26

Form of Lease Agreement between J.A.B. Madison Holdings LLC and Bankrate, Inc. dated January 20, 2006 (incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K filed with the SEC on June 18, 2015)

10.27

Form of Lease Agreement by and between 3801 PGA Acquisition Company and Bankrate, Inc., dated August 8, 2014 (incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K filed with the SEC on June 18, 2015)

10.28	Form of Bankrate, Inc. 2015 Equity Compensation Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the SEC on August 26, 2015)
10.29	Bankrate, Inc. 2015 Short-Term Compensation Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2015)
10.30

Separation Agreement, dated November 2, 2015, by and between Bankrate, Inc. and Donaldson M. Ross (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2015)

10.31

Executive agreement between Bankrate, Inc. and Kenneth Scott Kim, dated September 14, 2015 (incorporated by reference to the Company’s September 30, 2015 Quarterly Report on Form 10-Q filed with the SEC on November 6, 2015)

10.32

Retention bonus and Incentive Award letter agreement, dated as of November 23, 2015, by and between Bankrate, Inc. and Jeffrey J. Grant (incorporated by reference to Exhibit 10.1 the Company’s Current Report on Form 8-K filed with the SEC on November 25, 2015)

10.33	Executive Employment Agreement, dated as of March 3, 2014, by and between Bankrate, Inc. and James R. Gilmartin
14.1	Code of Business Conduct and Ethics (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2016)
21.1	List of Subsidiaries of Bankrate, Inc.
23.1	Consent of Grant Thornton LLP
24.1	Power of Attorney
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Ex. 101.INS	XBRL Instance Document
Ex. 101.SCH	XBRL Taxonomy Extension Schema Document
Ex. 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Ex. 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Ex. 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
Ex. 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document