Form 10-Q
period 2016-03-31
Bankrate, Inc.
filed 2016-05-09
CIK 1518222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2016 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File No. 1-35206

(Exact name of registrant as specified in its charter)

Delaware	65-0423422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

477 Madison Avenue, Suite 430 New York, NY	10022
(Address of principal executive offices)	(Zip Code)

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

The number of outstanding shares of the issuer’s common stock as of April 29, 2016  was as follows: 90,367,003  shares of Common Stock, $.01 par value.

Bankrate, Inc. and Subsidiaries

Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2016

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” which involve risks and uncertainties. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions that relate to our strategy, plans or intentions. All statements we make relating to our estimated and projected earnings, margins, revenues, costs, expenditures, cash flows, growth rates and financial results or to our expectations regarding future industry trends or regarding resolution of regulatory matters described in this Quarterly Report on Form 10-Q are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon certain assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known or unknown factors, and it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are based upon information available to us on, and speak only as of, the date of this report.

Important factors that could cause actual results to differ materially from our expectations, which we refer to as cautionary statements, are discussed in detail in Part I, Item 1A. “Risk Factors” in our Annual  Report on Form 10-K filed with the Securities and Exchange Commission (“SEC” or “Commission”) on March 9, 2016 as updated in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. All forward-looking information in this Quarterly Report on Form 10-Q and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include without limitation:

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

•

changes in the way that search engines display paid and organic search results and the impact of those changes on the number of consumers that visit our online network and the cost of driving consumers to our online network;

•	our dependence on traffic from our partners to produce a significant portion of the Company’s revenue and our ability to establish and maintain distribution arrangements;
•	the risk that a condition to closing of the NextAdvisor transaction may not be satisfied, including without limitation antitrust regulatory approval;
•	other risks to consummation of the NextAdvisor transaction, including the risk that the NextAdvisor transaction will not be consummated within the expected time period or at all;
•

the effects of disruption from the announcement of the NextAdvisor transaction or the NextAdvisor transaction itself making it more difficult to maintain relationships with employees, customers, suppliers and other business partners;

•	risks related to the successful integration of the NextAdvisor business acquired and the ability to realize the expected benefits from such acquisition;
•	risks and uncertainties associated with the NextAdvisor business;
•	the willingness of consumers to accept the Internet and our online network as a medium for obtaining information on financial products or senior care;
•	shift of visitors from desktop to mobile and mobile app environments;
•	the rate of conversion of consumers’ visits to our websites or mobile applications into senior care referrals and the rate at which those referrals result in move-ins with our senior care customers;
•	the number of consumers seeking information about the financial and senior care products we have on our websites or mobile applications;

•

our ability to successfully execute on our strategies, and the effectiveness of our strategies and investments in our business, including without limitation whether they result in increased revenue or profitability;

•	our ability to maintain good working relationships with our customers and third-party providers and to continue to attract new customers;
•

the material weakness in the operating effectiveness of our internal controls over financial reporting discussed in our 2015 Annual Report on Form 10-K and our ability to remediate the weakness completely and promptly;

•	risks relating to the defense or litigation of lawsuits, including the putative securities class action lawsuit currently pending and described in our SEC filings;
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
•

any impairment to our goodwill and/or intangible assets, including without limitation the potential for impairment of the goodwill of our Senior Care segment as discussed in Note 2 to the Condensed Consolidated Financial Statements included in this report;

•	changes in accounting principles, policies, practices or guidelines; and
•	our ability to manage the risks involved in the foregoing.

We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this Quarterly Report on Form 10-Q may not in fact occur. Accordingly, investors should not place undue reliance on those statements. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

Bankrate, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	(Unaudited)
	March 31,	December 31,
	2016	2015
Assets
Cash and cash equivalents	$204,387	$236,866
Accounts receivable, net of allowance for doubtful accounts of
$215 and $147, respectively	55,013	56,148
Prepaid expenses and other current assets	25,041	27,660
Assets held for sale	947	1,157
Total current assets	285,388	321,831
Furniture, fixtures and equipment, net of accumulated depreciation of
$15,399 and $14,245, respectively	10,742	9,608
Intangible assets, net of accumulated amortization of
$176,938 and $168,613, respectively	197,312	205,758
Goodwill	567,544	567,544
Other assets	22,293	23,127
Total assets	$1,083,279	$1,127,868
Liabilities and stockholders' equity
Liabilities
Accounts payable	$1,360	$10,082
Accrued expenses	28,542	25,574
Deferred revenue and customer deposits	1,381	1,367
Accrued interest payable	2,297	6,890
Other current liabilities	6,179	14,660
Liabilities subject to sale	1,428	1,393
Total current liabilities	41,187	59,966
Deferred income taxes	6,950	7,552
Long term debt, net of unamortized discount	293,881	293,284
Other liabilities	5,707	5,871
Total liabilities	347,725	366,673
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock, par value $.01 per share -
300,000,000 shares authorized
103,292,228 shares and 103,845,310 shares issued,
respectively; 93,077,600 shares and 96,794,018 shares outstanding, respectively	1,034	1,039
Additional paid-in capital	889,162	886,261
Accumulated deficit	(36,702)	(36,985)
Less: Treasury stock, at cost - 10,214,628 shares and 7,051,292 shares, respectively	(117,373)	(88,616)
Accumulated other comprehensive loss	(567)	(504)
Total stockholders' equity	735,554	761,195
Total liabilities and stockholders' equity	$1,083,279	$1,127,868

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bankrate, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three months ended
	March 31,	March 31,
	2016	2015
Revenue	$93,278	$89,010

Costs and expenses:
Cost of revenue	47,205	41,310
Sales and marketing	4,816	3,973
Product development and technology	6,544	4,904
General and administrative	16,735	15,708
Legal settlements	(851)	-
Acquisition, disposition and related expenses	-	263
Restructuring charges	(34)	-
Changes in fair value of contingent acquisition consideration	(162)	(240)
Depreciation and amortization	9,551	9,462
Total costs and expenses	83,804	75,380
Income from operations	9,474	13,630

Interest and other expenses, net	4,855	5,269

Income before taxes	4,619	8,361
Income tax expense	3,656	3,655
Net income from continuing operations	963	4,706
Net (loss) income from discontinued operations, net of income taxes	(680)	247
Net income	$283	$4,953

Basic net income per share:
Continuing operations	$0.01	$0.05
Discontinued operations	(0.01)	0.00
Basic net income per share	$0.00	$0.05

Diluted net income per share:
Continuing operations	$0.01	$0.05
Discontinued operations	(0.01)	0.00
Diluted net income per share	$0.00	$0.05

Weighted average common shares outstanding:
Basic	92,899,932	98,414,578
Diluted	93,440,754	98,936,296

Net income	$283	$4,953
Other comprehensive loss, net of tax	(63)	(111)
Comprehensive income	$220	$4,842

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bankrate, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended
	March 31,	March 31,
	2016	2015
Cash flows from operating activities
Net income	$283	$4,953
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,627	15,798
Provision for doubtful accounts receivable	39	192
Deferred income taxes	(602)	-
Amortization of deferred financing charges and original issue discount	682	237
Stock-based compensation	3,904	5,816
Changes in fair value of contingent acquisition consideration	(162)	(240)
Change in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	1,137	(9,012)
Prepaid expenses and other assets	2,544	17,385
Accounts payable	(8,765)	8,752
Accrued expenses	2,817	(10,046)
Other liabilities	(4,618)	(9,331)
Deferred revenue and customer deposits	(1)	219
Net cash provided by operating activities	6,885	24,723

Cash flows from investing activities
Purchases of furniture, fixtures and equipment and capitalized software and website development costs	(1,231)	(3,027)
Cash used in business acquisitions, net	-	(3,556)
Net cash used in investing activities	(1,231)	(6,583)

Cash flows from financing activities
Cash paid for contingent acquisition consideration	(8,613)	(3,878)
Purchase of Company stock	(29,612)	(1,185)
Net cash used in financing activities	(38,225)	(5,063)

Effect of exchange rate on cash and cash equivalents	(42)	(77)
Net (decrease) increase in cash	(32,613)	13,000
Cash - beginning of period	237,204	142,051
Cash - end of period	204,591	155,051
Less cash of discontinued operations - end of period	204	25,689
Cash of continuing operations - end of period	$204,387	$129,362

Supplemental disclosure of other cash flow activities
Cash paid for interest	$9,254	$9,719
Cash paid (refunded) for taxes, net	71	(10,708)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bankrate, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The Company

Bankrate, Inc. and its subsidiaries (“Bankrate” or the “Company,” “we,” “us,” “our”) own and operate an Internet-based consumer banking, personal finance and senior care network (“Online Network”). Our flagship websites, Bankrate.com,  CreditCards.com and Caring.com are some of the Internet’s leading aggregators of information on more than 300 financial products and services, including mortgages, deposits, credit cards, and other personal finance categories. Additionally, we provide financial applications and information to a network of distribution partners and through national and state publications.

We operate the following reportable business segments:

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

•

Credit Cards – we present visitors a comprehensive selection of consumer and business credit and prepaid cards, providing detailed information and comparison capabilities and host news and advice on personal finance, credit card and bank policies, as well as tools, calculators and products such as free credit reports and estimates of card benefits.

•

Senior Care – we provide helpful caregiving content, a comprehensive online senior living directory for the United States, a local directory covering a wide array of other senior caregiving services and telephone support and advice from trained Family Advisors.

•	Other – includes the results of operations of Quizzle, the results of the Company’s investments, unallocated corporate overhead and the elimination of transactions between segments.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement of our results have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, for any other interim period or for any other future year.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 9, 2016 (the “2015 Annual Report”).

Other than as noted below, there have been no significant changes in the Company’s accounting policies from those disclosed in the 2015 Annual Report.

Reclassifications

Certain amounts presented for the three months ended March 31, 2015 reflect reclassifications made to conform to the presentation in our 2015 Annual Report and our current presentation. In accordance with the adoption of Accounting Standards Update (“ASU”) ASU 2015-03, “Imputation of Interest – Simplifying the Presentation of Debt Issuance Costs,” our senior unsecured notes are presented net of their related deferred financing costs. We revised the calculations of basic and diluted weighted average common shares outstanding for certain adjustments to the prior year presentation. There was no change in the calculated basic net income per share or diluted net income per share for continuing operations, discontinued operations or in total for the three months ended March 31, 2015.

Discontinued Operations

In December 2015, we sold our Insurance business segment and in 2014, we commenced the process of divesting our operations in China. In accordance with accounting principles generally accepted in the United States (“GAAP”), the results of our Insurance business segment through the date of sale, December 29, 2015, and of our operations in China are presented as discontinued operations, and, as such, have been excluded from continuing operations in the Condensed Consolidated Statements of Comprehensive Income for all periods presented. The operating results and the assets and liabilities of the Insurance business segment for 2015 and the operating results and the assets and liabilities of the operations in China for 2016 and 2015, are classified as discontinued operations in the Company’s condensed consolidated financial statements with the exception of condensed consolidated statements of cash flows which is presented on a consolidated basis. The operating results of the Insurance business segment and operations in China are consistently excluded from the Notes to Condensed Consolidated Financial Statements for all periods presented. See Note 13 – Discontinued Operations for presentation of the results of the discontinued operations of the Insurance business and China.

New Accounting Pronouncements

Recently Adopted Pronouncements

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Allow a Performance Target to Be Achieved After the Requisite Service Period,” which requires that a performance target that could be achieved after the requisite service period be treated as a performance condition that affects the vesting of the award. We adopted ASU 2014-12 on January 1, 2016, as required, and it did not have a significant impact on our consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, “Income Statement – Extraordinary and Unusual Items.” This guidance eliminates the concept of an extraordinary item, which required that an entity separately classify, present, and disclose extraordinary events and transactions, on the income statement, net of tax after earnings from continuing operations and disclose applicable income taxes and earnings per share date applicable to the extraordinary item. We adopted ASU 2015-01 on January 1, 2016, as required, and it did not have a significant impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Imputation of Interest – Simplifying the Presentation of Debt Issuance Costs.” This guidance requires that the debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the debt liability, consistent with the presentation of a debt discount. We adopted ASU 2015-03 on January 1, 2016, as required.  The Company’s $300.0 million senior unsecured notes due 2018 are presented at March 31, 2016 and December 31, 2015 net of deferred financing costs of $4.5 million and $4.9 million,  respectively. Deferred financing costs were previously included in other assets in the condensed consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05 “Intangibles–Goodwill and Other–Internal-Use Software (Subtopic 350-40) – Customers Accounting for Fees Paid in a Cloud Computing Arrangement.” The guidance in this update provide a basis for evaluating whether a cloud computing arrangement includes a software license and clarification of the treatment of fees paid by the customer if that license is to internal-use software, other than internal-use software or not considered a license. We adopted ASU 2015-05 on January 1, 2016, as required, and it did not have a significant impact on our consolidated financial statements.

In June 2015, the FASB issued ASU 2015-10, “Technical Corrections and Improvements.” This guidance’s intention is (i) to clarify the Codification for differences between original guidance and the Codification, (ii) correct unintended application of guidance and correct references, or (iii) streamline, simplify or make minor improvements to the Codification through minor structural changes to headings or minor editing of text to improve the usefulness and understandability, that are not expected to have a significant effect on current accounting practice. We adopted ASU 2015-10 on January 1, 2016, as required, and it did not have a significant impact on our consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805) – Simplifying the Accounting for Measurement-Period Adjustments.” The intention of this guidance is to simplify the accounting adjustments made to provisional amounts recognized in business combinations, as the amendment requires the adjustments to provisional amounts be recorded in the current period that they are identified, which eliminates the need to retrospectively account for those adjustments. We adopted ASU 2015-16 on January 1, 2016, as required, and it did not have a significant impact on our consolidated financial statements.

Recently Issued Pronouncements, Not Adopted as of March 31, 2016

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” and in August 2015 issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606) – Deferral of Effective Date.” The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers that supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, to be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. We are evaluating the effect that this update will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and to provide related footnote disclosures in certain circumstances. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. We do not expect the adoption of this guidance to have an impact on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01 “Financial Instruments – Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities.” This update amends some of the existing guidance related to the recognition, measurement, presentation, and disclosure of financial instruments. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We are evaluating the effect that this update will have on our consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU 2016-02 “Leases (Topic 842).” This update will supersede the leases requirements in Topic 840, Leases, and create an additional Topic 842, which specifies the accounting for leases. The objective is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are evaluating the effect that this update will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-08 “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” This update is intended to clarify the implementation guidance on principal versus agent considerations. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We are evaluating the effect that this update will have on our consolidated financial statements and related disclosures. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements of Update 2014-09. Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year.

In March 2016, the FASB issued ASU 2016-09 “Compensation —Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This update is intended to reduce complexity in accounting standard and simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. In addition, the amendments in this Update eliminate the guidance in Topic 718. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted for any entity in any interim or annual period. We are evaluating the effect that this update will have on our consolidated financial statements, earnings per share and related disclosures.

NOTE 2 – GOODWILL AND INTANGIBLE ASSETS

During the first quarter, the Company’s agreement with a large customer of Senior Care was not renewed. This triggering event resulted in impairment testing as of February 29, 2016. It was concluded that no impairment had occurred. The fair value was greater than the carrying value by 17.9%, however, the absolute dollar amount of the Senior Care cushion is small. If Senior Care does not track to expectations for strong growth, this could lead to impairment. Management did not identify any circumstances or triggers with the Banking or Credit Cards reporting units that could ‘more likely than not’ reduce the fair value of those reporting units below the carrying amounts based upon the financial performance in the first quarter of 2016.

Goodwill activity for the three months ended March 31, 2016 is shown below:

(In thousands)	Banking	Credit Cards	Senior Care	Other	Total Company
Balance, January 1, 2016	$140,546	$383,878	$24,518	$18,602	$567,544
Additions due to acquisitions	-	-	-	-	-
Balance, March 31, 2016	$140,546	$383,878	$24,518	$18,602	$567,544

Intangible assets consist primarily of trademarks and domain names, customer relationships, affiliate relationships and developed technologies. Intangible assets are being amortized over their estimated useful lives on a straight-line basis.

Intangible assets subject to amortization were as follows as of March 31, 2016:

(In thousands)	Cost	Accumulated Amortization	Net	Weighted Average Amortization Period Years
Trademarks and domain names	$199,378	$(72,778)	$126,600	17.1
Customer relationships	135,774	(87,948)	47,826	9.1
Affiliate relationships	12,670	(6,517)	6,153	10.3
Developed technologies	26,428	(9,695)	16,733	7.6
	$374,250	$(176,938)	$197,312	13.3

Intangible assets subject to amortization were as follows as of December 31, 2015:

(In thousands)	Cost	Accumulated Amortization	Net	Weighted Average Amortization Period Years
Trademarks and domain names	$199,439	$(68,988)	$130,451	17.1
Customer relationships	135,831	(84,183)	51,648	9.1
Affiliate relationships	12,670	(6,382)	6,288	10.3
Developed technologies	26,431	(9,060)	17,371	7.6
	$374,371	$(168,613)	$205,758	13.3

Amortization expense for the three months ended March 31, 2016 was $8.4 million and amortization expense for the three months ended March 31, 2015 was $8.6 million.

Future amortization expense for assets placed into service on or before March 31, 2016 is expected to be:

Amortization
(In thousands)	Expense
Remainder of 2016	$24,850
2017	30,959
2018	27,358
2019	19,152
2020	12,853
Thereafter	82,140
Total expected amortization expense for intangible assets	$197,312

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

The following table presents the computation of basic and diluted earnings per share:

	Three months ended
	March 31,	March 31,
(In thousands, except share and per share data)	2016	2015
Net income from continuing operations	$963	$4,706
Net (loss) income from discontinued operations, net of income taxes	(680)	247
Net income	$283	$4,953

Weighted average common shares outstanding for basic earnings per share	92,899,932	98,414,578
Additional dilutive shares related to share based awards	540,822	521,718
Weighted average common shares outstanding for diluted earnings per share	93,440,754	98,936,296

Basic net income per share:
Continuing operations	$0.01	$0.05
Discontinued operations	(0.01)	0.00
Basic net income per share	$0.00	$0.05

Diluted net income per share:
Continuing operations	$0.01	$0.05
Discontinued operations	(0.01)	0.00
Diluted net income per share	$0.00	$0.05

For the three months ended March 31, 2016 and 2015, there were 3,454,144 and 4,099,377, respectively, stock options, restricted shares and units and performance shares and units excluded from the calculation of diluted earnings per share because their impact would have been anti-dilutive.

NOTE 4 – STOCKHOLDERS’ EQUITY

The activity in stockholders’ equity for the three months ended March 31, 2016 is shown below:

	Common Stock				Treasury Stock
(In thousands)	Shares	Amount	Additional paid-in capital	Accumulated Deficit	Shares	Amount	Accumulated Other Comprehensive Loss - Foreign Currency Translation	Total Stockholders' Equity

Balance at December 31, 2015	103,845	$1,039	$886,261	$(36,985)	(7,051)	$(88,616)	$(504)	$761,195
Other comprehensive loss, net of taxes	-	-	-	-	-	-	(63)	(63)
Treasury stock purchased	-	-	-	-	(3,237)	(29,612)	-	(29,612)
Restricted stock issued, net of cancellations	(24)	-	(855)	-	73	855	-	-
Performance stock issued, net of cancellations	(529)	(5)	5	-	-		-	-
Stock-based compensation	-	-	3,751	-	-	-	-	3,751
Net income	-	-	-	283	-	-	-	283
Balance at March 31, 2016	103,292	$1,034	$889,162	$(36,702)	(10,215)	$(117,373)	$(567)	$735,554

In February 2016, the Company’s Board of Directors authorized a $50.0 million share repurchase program. Under the terms of the program, the Company was authorized to repurchase up to $50.0 million of its outstanding common stock, excluding commissions. Stock repurchases under this program could be made through open market and privately negotiated transactions. The timing and amount of specific repurchases were subject to the requirements of federal securities law, market conditions, alternative uses of capital and other factors. The stock repurchase program did not obligate the Company to acquire any particular amount of shares and the program could have been limited or terminated at any time without prior notice. The program was completed in April 2016.

During the three months ended March 31, 2016, we repurchased approximately 2.9 million shares for approximately  $25.8 million, plus commission fees.

NOTE 5 – SEGMENTS

The reportable segments presented below represent the Company’s operating segments for which separate financial information is available and utilized on a regular basis by its chief operating decision maker, the Company’s chief executive officer, to assess performance and allocate resources. Management evaluates the operating results of each of the Company’s operating segments based upon revenue and “Adjusted EBITDA”, which we define as income from continuing operations before depreciation and amortization, interest, income taxes, changes in fair value of contingent acquisition consideration, stock-based compensation and other items such as loss on extinguishment of debt, legal settlements, acquisition, disposition and related expenses, restructuring charges, any impairment charge, CEO transition costs and costs related to the Restatement, the Internal Review, the SEC and DOJ investigations and related litigation. The Company’s presentation of Adjusted EBITDA, a non-GAAP measure, may not be comparable to similarly titled measures used by other companies.

	Three months ended March 31,
	2016		2015
(In thousands)	Revenue	Adjusted EBITDA	Revenue	Adjusted EBITDA
Banking	$24,347	$5,281	$28,170	$10,559
Credit Cards	63,142	25,799	56,774	26,089
Senior Care	6,187	(453)	5,187	(77)
Other	(398)	(7,318)	(1,121)	(4,493)
Total Company	$93,278	23,309	$89,010	32,078

Less:
Interest and other expenses, net		4,855		5,269
Depreciation and amortization		9,551		9,462
Changes in fair value of contingent acquisition consideration		(162)		(240)
Stock-based compensation expense		3,904		4,755
Legal settlements (A)		(851)		-
Acquisition, disposition and related expenses		-		263
Restatement charges (B)		1,427		4,174
Impact of purchase accounting		-		34
Restructuring charges		(34)		-
Income before income taxes		$4,619		$8,361

__________

(A)	During the three months ended March 31, 2016, an $851,000 insurance claim was reimbursed for a previously settled and paid legal settlement.
(B)	Restatement charges include expenses related to unusual regulatory actions, the Internal Review, the Restatement and related litigation.

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

The following table presents estimated fair value, and related carrying amounts:

	March 31, 2016		December 31, 2015
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial liabilities:
Long term debt (A)	$293,881	$298,500	$293,284	$297,000

_________

(A)	The long term debt carrying amount is net of debt issuance costs of approximately $4.5 million and $4.9 million at March 31, 2016 and December 31, 2015, respectively.

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

The following tables present the fair value measurements of contingent acquisition consideration and the assets of the non-qualified deferred compensation plan using the fair value hierarchy:

	Fair Value Measurement at March 31, 2016 Using
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurement:
Assets:
Investments of the non-qualified deferred compensation plan	$169	$-	$-	$169
Total asset recurring fair value measurements	$169	$-	$-	$169

Liabilities:
Contingent acquisition consideration	$-	$-	$332	$332
Total liabilities recurring fair value measurements	$-	$-	$332	$332

	Fair Value Measurement at December 31, 2015 Using
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurement:
Assets:
Investments of the non-qualified deferred compensation plan	$173	$-	$-	$173
Total asset recurring fair value measurements	$173	$-	$-	$173

Liabilities:
Contingent acquisition consideration	$-	$-	$9,107	$9,107
Total liabilities recurring fair value measurements	$-	$-	$9,107	$9,107

The following table sets forth a reconciliation of changes in the fair value of Level 3 financial liabilities, contingent acquisition consideration, for the three months ended March 31, 2016:

(In thousands)	Three months ended March 31, 2016
Balance, January 1, 2016	$9,107
Additions to Level 3	-
Transfers into Level 3	-
Transfers out of Level 3	-
Change in fair value	(162)
Payments	(8,613)
Balance, March 31, 2016	$332

The unobservable inputs used in determining the fair value of contingent acquisition consideration for earnout periods not yet completed include discount factors of 14% to 16% based on our weighted average cost of capital and projected results of the acquired businesses. The fair value calculated as of March 31, 2016 is subject to sensitivity as it relates to the projected results of the acquired businesses, which are uncertain in nature. Each calculation is based on a separate formula and results that differ from our projections could impact the fair value significantly.

During the three months ended March 31, 2016, we recorded a  credit of $162,000 for the change in fair value of contingent acquisition consideration,  which consists of a decrease in the fair value due to a change in estimate of $316,000, partially offset by an increase of $154,000 related to the passage of time.

NOTE 7 – STOCK-BASED COMPENSATION

The Company’s stock-based compensation program is a long-term retention program that is intended to attract, retain and provide incentives for directors, officers and employees in the form of awards of non-qualified stock options, restricted stock and performance-based restricted shares or units. Stock unit awards entitle the holder to receive shares of common stock of the Company upon vesting on a one-to-one basis. The Company typically settles stock based awards with treasury shares. As of March 31, 2016, approximately 6.7 million shares were available for future grants of awards under the plan.

The stock-based compensation expense for stock options, restricted stock and performance stock awards recognized in our condensed consolidated statements of comprehensive income are as follows:

	Three months ended
	March 31,	March 31,
(In thousands)	2016	2015
Cost of revenue	$428	$479
Sales and marketing	476	652
Product development and technology	744	900
General and administrative	2,256	2,724
Total stock-based compensation	$3,904	$4,755

Stock compensation expense for the three months ended March 31, 2016 includes $153,000 of expense related to performance based restricted share grants that are classified as a liability until the number of shares is determinable. This amount is included in the performance based restricted share expense discussed below. These grants vest on their determination dates, ratable over three years.

Restricted Stock

The following table summarizes restricted stock award activity for the three months ended March 31, 2016:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2016	1,890,379	$13.35
Granted	72,886	11.73
Vested and released	(413,895)	13.90
Forfeited	(23,981)	13.24
Balance, March 31, 2016	1,525,389	$12.89

Stock-based compensation expense related to restricted stock awards for the three months ended March 31, 2016 was approximately $2.8 million, and for the three months ended March 31, 2015 was approximately $3.4 million. As of March 31, 2016, there was unrecognized compensation cost related to non-vested restricted stock awards of $15.5 million, net of forfeitures, which is estimated to be recognized over a weighted average period of 1.1 years.

Restricted Stock Units

During the three months ended March 31, 2016, restricted stock units were awarded that vest ratably over a three year period following the date of the grant.

		Weighted Average
	Number of	Grant Date
	Units	Fair Value
Balance, January 1, 2016	-	$-
Granted	1,876,522	8.33
Forfeited	(19,792)	8.33
Balance, March 31, 2016	1,856,730	$8.33

Stock-based compensation expense related to restricted stock units for the three months ended March 31, 2016 was approximately $261,000. As of March 31, 2016, there was unrecognized compensation cost related to non-vested restricted stock units of $15.3 million, net of forfeitures, which is estimated to be recognized over a weighted average period of 1.9 years.

Performance Based Restricted Shares

Performance based restricted shares activity was as follows for the three months ended March 31, 2016:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2016	1,218,418	$12.80
Granted	-	-
Vested/Earned	(94,584)	15.31
Forfeited	(13,153)	16.06
Balance, March 31, 2016	1,110,681	$12.55

Stock-based compensation expense related to performance based shares for the three months ended March 31, 2016 and March 31, 2015 was approximately $430,000 and $58,000, respectively. As of March 31, 2016, there was unrecognized compensation expense related to non-vested performance stock awards of $1.7 million, net of forfeitures, which is estimated to be recognized over a weighted average period of 1.6 years.

Performance-based Restricted Stock Units

During the three months ended March 31, 2016, performance-based restricted stock units were awarded that vest based upon a performance factor, which is equal to a measure of the Company’s profitability over a 2 year period and multiplied by a total shareholder return factor achieved by the Company relative to a determined peer group, with 50% vesting on the determination date, which will be (i) the date on which the audit of the Company’s financial statements for its fiscal year 2017 is completed and (ii) the date on which the final calculation of the relative total shareholder return factor is made by the Compensation Committee of the Board of Directors; and 50% on the third anniversary of the grant date. The granted amount represents the maximum amount of the award based on the Company’s financial performance metric, Adjusted EBITDA. The total number of shares ultimately issued in respect of the units can range from 0% to 100% of the granted amount. The total shareholder return factor could further adjust the number of shares by a maximum increase or decrease of 25%. Stock-based compensation expense related to the performance-based restricted stock units for the three months ended March 31, 2016 was $142,000. As of March 31, 2016, there was unrecognized compensation expense related to non-vested performance-based restricted stock units of $5.9 million, net of forfeitures, which is estimated to be recognized over a weighted average period of 2.5 years.

The grant date fair value of performance-based restricted stock units incorporates a total-stockholders return metric, which is estimated using a Monte Carlo simulation model to estimate the Company’s ranking relative to an applicable stock index of peers. The weighted average assumptions used in the Monte Carlo simulation model to calculate the fair value of the Company’s performance-based restricted stock unit awards are outlined below.

Three months ended March 31, 2016
Expected volatility of stock price	56.35%
Risk-free interest rate	0.94%
Valuation period	2.06 years
Dividend yield	0.00%

Performance-based restricted stock unit activity was as follows for the three months ended March 31, 2016:

		Weighted Average
	Number of	Grant Date
	Units	Fair Value
Balance, January 1, 2016	-	$-
Granted	873,053	9.21
Balance, March 31, 2016	873,053	$9.21

Stock Options

Stock option activity was as follows for the three months ended March 31, 2016:

	Number of	Exercise Price	Weighted Average	Aggregate
	Options	Per Share	Exercise Price	Intrinsic Value
Balance, January 1, 2016	2,501,926	$11.05 - 22.39	$16.04	$86,326
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	(64,271)	15.00 - 16.72	15.12
Balance, March 31, 2016	2,437,655	$11.05 - 22.39	$16.07	$-

Pursuant to the income tax provisions of ASC 718 “Stock Compensation”, we follow the “long-haul method” of computing our hypothetical additional paid-in capital, or APIC, pool. Approximately 25,000 stock options vested during the three months ended March 31, 2016.

The following table summarizes our options outstanding and options currently exercisable.

	March 31, 2016
			Weighted Average
	Number of	Weighted Average	Contractual Term	Aggregate
	Options	Exercise Price	(in years)	Intrinsic Value
Options vested and expected to vest	2,437,655	$16.07	4.9	$-
Options vested and exercisable	2,323,270	15.88	4.9	-

The aggregate intrinsic value of stock options outstanding in the tables above calculated as the difference between the closing price of Bankrate’s common stock on the last trading day of the reporting period  ($9.17 at March 31, 2016) and the exercise price of the stock options multiplied by the number of shares underlying options with an exercise prices less than the closing price on the last trading day of the reporting period. Stock-based compensation expense related to stock option awards for the three months ended March 31, 2016 was $225,000, and for the three months ended March 31, 2015 was approximately $1.3 million.

As of March 31, 2016, approximately $1.0 million of total unrecognized compensation costs, net of forfeitures, related to non-vested stock option awards is expected to be recognized over a weighted average period of 0.7 years.

NOTE 8 – INCOME TAXES

We calculate our income tax provision for interim periods based on two components: (i) the estimate of the annual effective tax rate and (ii) the existence of any interim period (i.e., discrete) events. The difference between income tax expense computed at the statutory rate and the reported income tax expense during the three months ended March 31, 2016 and 2015 is primarily due to a tax charge taken for stock compensation expense and the effect of U.S. state income tax expense.

Our effective tax rate on continuing operations was  an expense of 79.2% during the three months ended March 31, 2016, compared to an expense of 43.7% during the three months ended March 31, 2015, respectively. The change in our effective tax rate during the three months ended March 31, 2016 is primarily attributed to a higher charge taken for stock compensation and state tax adjustments in 2016.

We have approximately $4.1 million and $4.0 million of unrecognized tax benefits at March 31, 2016 and December 31, 2015.

We are subject to income taxes in the U.S. federal jurisdiction, various states, and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2011.

On March 3, 2016, the Internal Revenue Service (“IRS”) notified us of an examination into the 2013 and 2014 tax years.

On March 3, 2016, the NYC Department of Revenue notified us of an examination into the 2013 and 2014 tax years.

On March 28, 2016 an assessment was issued for the California Income tax audit for 2013 and 2014 tax years for additional tax due of approximately $296,000.

We accrued approximately $7,000 and $12,000 during the three months ended March 31, 2016 and 2015, respectively, for the payment of interest which is recorded as income tax expense.

During the three months ended March 31, 2016, we recorded a new reserve for an uncertain tax position in the amount of $85,000.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company is party to litigation and regulatory matters and claims. The Company expenses legal fees as incurred. The Company records a provision for contingent losses when it is both probable that a liability will be incurred and the amount or range of the loss can be reasonably estimated. The results of complex proceedings and reviews are difficult to predict and the Company’s view of these matters may change in the future as events related thereto unfold. Except as otherwise stated, we have concluded that we cannot estimate the reasonably possible loss or range of loss, including reasonably possible losses in excess of amounts already accrued, for each matter disclosed below. An unfavorable outcome to any legal or regulatory matter, if material, could have an adverse effect on the Company’s operations or its financial position, liquidity or results of operations.

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

DOJ Investigation

As previously reported, the DOJ has informed the Company that it is investigating the matters that were the subject of the SEC investigation settled by the Company in 2015. It is not possible to predict when the DOJ investigation will be completed, the final outcome of the investigation, and what if any actions may be taken by the DOJ.

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

In addition to the above, we are also involved in other litigation and regulatory matters and claims that arise in the ordinary course of business and although we cannot be certain of the outcome of any such litigation or claims, nor the amount of damages and exposure that we could incur, we currently believe that the final disposition of such matters will not have a material effect on our business, financial position, results of operations or cash flow. Regardless of the outcome, litigation and regulatory matters can have an adverse impact on us because of investigative, defense or settlement costs, diversion of management resources and other factors.

Headquarters Office Lease

During March 2016, we entered into an office lease for our New York headquarters office. The lease for the current New York headquarters office space expires September 2016.

NOTE 10 – DEBT

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

The carrying amount of the Senior Notes at March 31, 2016 and December 31, 2015, is $293.9 million and $293.3 million, respectively. With the adoption of ASU 2015-03 on January 1, 2016, the carrying amount of the Senior Notes is presented net of debt issuance costs for all periods presented.

We amortized original issue discount and deferred loan fees related to the Senior Notes, which are included within interest and other expenses, net on the accompanying condensed consolidated statements of comprehensive income.

Interest expense, amortization of original issue discounts and amortization of deferred financing costs, related to the Senior Notes was as follows:

	Three months ended
(in thousands)	March 31, 2016	March 31, 2015
Interest expense	$4,594	$4,594
Original issue discount	160	150
Deferred financing costs	437	357

The following amounts remain to be amortized as of:

(in thousands)	March 31, 2016	December 31, 2015
Original issue discount	$1,628	$1,788
Deferred financing costs	4,491	4,928

On March 31, 2015 and May 11, 2015, as required under the terms of the Company’s Senior Notes Indenture, as supplemented by the Third Supplemental Indenture thereto, we made consent payments of $354,000 and $374,000, respectively, to certain holders of the Senior Notes due to the delay in providing timely financial statements. These payments were recorded as deferred financing costs and are being amortized over the remaining term of the Senior Notes.

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

Revolving Credit Facility

The Company has  a $70.0 million revolving credit facility (“Revolving Credit Facility”),  which matures on May 17, 2018. The proceeds can be used for ongoing working capital requirements and other general corporate purposes, including the financing of capital expenditures and acquisitions.

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

The Credit Agreement contains customary affirmative and negative covenants and events of default and requires the Company to comply with a maximum consolidated total leverage ratio of 4.00:1.00 as of the last day of any fiscal quarter only if the aggregate amount (without duplication) of letters of credit (other than letters of credit that are issued and not drawn to the extent such letters of credit are cash collateralized) and loans outstanding under the Revolving Credit Facility exceed, on a pro forma basis, 30% of the total revolving commitments of all Lenders at such time. We were in compliance with all required covenants as of March 31, 2016.

All obligations under the Credit Agreement are guaranteed by the Guarantors and are secured, subject to certain exceptions, by first priority liens on the assets of the Company and the Guarantors.

As of March 31, 2016 $69.3 million was available for borrowing under the Revolving Credit Facility and there were approximately $743,000 in letters of credit issued against the facility.

Interest expense and amortization of deferred financing costs related to the Revolving Credit Facility was as follows:

	Three months ended
(in thousands)	March 31, 2016	March 31, 2015
Interest expense	$67	$88
Deferred financing costs	85	85

At March 31, 2016 and December 31, 2015, approximately $669,000 and $754,000, respectively, in deferred loan fees remains to be amortized.

NOTE 11 – ACQUISITIONS

2015 Acquisitions

On January 1, 2015, the Company completed the acquisition of certain assets and the assumption of certain liabilities of Moseo Corporation, a Washington corporation (“Moseo”), for $3.6 million in cash and $3.3 million in contingent consideration liability. The financial results of the acquired business are immaterial to the Company’s net assets and results of operations. The acquisition was accounted for as a purchase and included in the Company’s consolidated results from the acquisition date. The Company recorded $751,000 in goodwill, which is expected to be deductible for income tax purposes, and $6.1 million in intangible assets related to the acquisition, consisting of $3.1 million for internet domain name and $3.0 million in customer relationships.

NOTE 12 – RESTRUCTURING

In 2015, management adopted a restructuring plan with respect to the Company’s corporate and banking segment finance operations aligned with our commitment to implement best practices, enhance internal controls and drive efficiency throughout the finance function by improving processes, separating corporate and business unit functions, and co-locating finance teams, where appropriate. During the same period, management also adopted a restructuring plan consisting of certain changes in corporate and business unit leadership in connection with further aligning Company leadership with its strategic initiatives. As part of this process, we formally communicated the termination of employment to approximately 15 employees. The costs associated with these initiatives primarily represent modifications of share based awards, severance, outplacement services and other costs associated with employee terminations, the majority of which have been or are expected to be settled in shares and cash. As of March 31, 2016,  the restructuring plan has been completed and we anticipate no further charges under this plan. During the three months ended March 31, 2016, certain restructuring charges were reversed for payments that would not be made under the plan.

The following tables summarize the changes to our restructuring-related liabilities and identify the amounts recorded for restructuring expense and corresponding payments:

Three months ended
March 31, 2016
(In thousands)
Balance at January 1, 2016	$2,166
Restructuring charges	(34)
Utilized	(1,091)
Balance at March 31, 2016	$1,041

NOTE 13 – DISCONTINUED OPERATIONS

In 2014, we commenced the process of divesting our operations in China, which is classified as discontinued operations in the condensed consolidated financial statements for all periods presented. In addition, the assets and liabilities associated with the discontinued operations are classified as assets held for sale and liabilities subject to sale, respectively, in the condensed consolidated balance sheets. We remain committed to our plan of divesting our operations in China, which is expected to be completed in the second quarter 2016, subject to regulatory reviews.

In December 2015, we sold our Insurance business. For the three months ended March 31, 2015, the results of operations of the Insurance business are classified as discontinued operations in the condensed consolidated statements of comprehensive income.

The following table presents the carrying amounts of major classes of assets and liabilities of the discontinued operations that are presented as assets held for sale and liabilities subject to sale on the Condensed Consolidated Balance Sheets:

	(Unaudited)
	March 31,	December 31,
(In thousands)	2016	2015
Cash and cash equivalents	$204	$338
Accounts receivable, net	76	117
Prepaid expenses and other current assets	103	113
Total current assets	383	568
Furniture, fixtures and equipment, net	508	581
Intangible assets, net	8	8
Other assets	48	-
Total assets classified as held for sale	$947	$1,157

Accounts payable	$22	$65
Accrued expenses	112	264
Deferred revenue and customer deposits	126	141
Other current liabilities	1,168	923
Total current liabilities	1,428	1,393
Total liabilities classified as subject to sale	$1,428	$1,393

The following table presents the major classes of line items constituting net loss from discontinued operations, which is presented in the Condensed Consolidated Statements of Comprehensive Income:

	Three months ended March 31, 2016
	Insurance	China
(In thousands)	Business	Operations	Total
Revenue	$-	$200	$200

Costs and expenses:
Cost of revenue	-	105	105
Other expenses	-	336	336
Operating expenses	-	441	441
Loss before taxes	-	(241)	(241)
Net loss from discontinued operations	$-	$(241)	$(241)

Loss on sale of discontinued operations	(736)	-	(736)
Income tax benefit	(297)	-	(297)
Net loss on sale of discontinued operations	(439)	-	(439)
Net loss on discontinued operations	$(439)	$(241)	$(680)

	Three months ended March 31, 2015
	Insurance	China
(In thousands)	Business	Operations	Total
Revenue	$52,531	$216	$52,747

Costs and expenses:
Cost of revenue	37,444	96	37,540
Other expenses	14,052	444	14,496
Operating expenses	51,496	540	52,036
Income (loss) on discontinued operations	1,035	(324)	711
Income tax expense	464	-	464
Net income (loss) on discontinued operations	$571	$(324)	$247

The following tables present the major cash flow components of discontinued operations:

(In thousands)	Three months ended March 31, 2016
Depreciation	$75
Amortization	1
Capital expenditures	-

	Three months ended March 31, 2015
	Insurance	China
(In thousands)	Business	Operations	Total
Depreciation	$1,010	$95	$1,105
Amortization	5,231	1	5,232
Stock compensation expense	1,059	-	1,059
Capital expenditures	1,164	100	1,264

NOTE 14 – SUBSEQUENT EVENTS

During April 2016, we repurchased approximately 2.7 million shares of our common stock for approximately $24.2 million, completing the authorized repurchase program.

On May 5, 2016, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Next Advisor, Inc., a California corporation (“Seller”) and the sole equity holder of Seller, pursuant to which the Company agreed to acquire substantially all of the assets of Seller. The asset purchase includes upfront consideration of approximately $76.3 million in cash and approximately $3.0 million in time-based vesting restricted stock units.  The consideration also includes a potential earnout payment of up to $138.0 million payable in cash or Bankrate stock and up to $7.8 million in time-based vesting restricted stock units based on the NextAdvisor business unit achieving certain growth targets over the 18 month period following the closing of the transaction.  The transaction is subject to certain closing conditions including antitrust review, expected to close before the end of the second quarter 2016. For additional information on the transaction, see “Item 5. Other Information.”

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our results of operations and financial condition with the financial statements and related notes included elsewhere in this Quarterly Report and with our 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “2015 Annual Report”). The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs, and that involve numerous risks and uncertainties, including, but not limited to, those described in the “Cautionary Statement Concerning Forward-Looking Statements” section of this Quarterly Report on Form 10-Q and in the materials referenced therein. Actual results may differ materially from those contained in any forward-looking statements. See “Cautionary Statement Concerning Forward-Looking Statements.”

Introduction

Our Company

We are a leading online publisher, aggregator and distributor of personal finance content. We provide consumers with proprietary, fully researched, comprehensive, independent and objective personal finance editorial content across multiple vertical categories including mortgages, deposits, credit cards, senior care and other personal finance categories.

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

We operate the following business segments:

•

Banking – we offer information on rates for various types of mortgages, home lending and refinancing options, specific to geographic location and covering all 50 states; rate information on various deposit products such as money markets, savings and certificates of deposits; and information on retirement, taxes and debt management. We provide information and allow consumers to shop for personal and auto loans. This segment also provides original articles on topics related to the housing market and loan refinancing; provides online analytic tools to calculate investment values; and provides content on topics such as retirement 401(k) accounts, Social Security, tax deductions and exemptions, auto loans, debt consolidation and credit risk.

•

Credit Cards – we present visitors a comprehensive selection of consumer and business credit and prepaid cards, providing detailed information and comparison capabilities and host news and advice on personal finance, credit card and bank policies, as well as tools, calculators and products such as free credit reports and estimates of card benefits.

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

•	Other – includes unallocated corporate overhead, the elimination of transactions between segments and the results of operations of Quizzle.

Highlights

During the first quarter 2016,

•	Revenues increased 4.8% to $93.3 million from first quarter 2015
•	Net income from continuing operations decreased 79.5% to $963,000 from first quarter 2015
•	Adjusted EBITDA decreased 27.3% to $23.3 million from first quarter 2015
•	2.9 million shares repurchased under our share repurchase program

Certain Trends Influencing Our Business

Our business benefits from the secular shift toward consumer use of online networks to research and shop for personal finance products coupled with increased consumer interest in comparison shopping for such products, and the related shift in advertiser demand from offline to online and toward the targeting of in-market consumers. Our ability to benefit from these trends depends on the strength of our position in the personal finance services markets driven by our brands, proprietary and aggregated content, breadth and depth of personal finance products, distribution, position in search results and monetization capabilities. The key drivers of our business include the number of in-market consumers visiting our online network, including the number of page views they generate, the availability of financial products and the demand of our online network advertisers, each of which are correlated to general macroeconomic conditions in the United States. We believe that increases in housing activity and general consumer financial activity and fluctuations in interest rates positively impact these drivers while decreases in these areas, or a deterioration in macroeconomic conditions, could have a negative impact on these drivers.

Key Initiatives

We are focused on the following key initiatives to drive our business:

•	increasing visitor traffic to our online network, including enhancing search engine marketing and keyword buying, and expanding marketing on social networks and via direct response advertising;
•	traffic optimization and monetization for both desktop and mobile;
•	investing in our technical infrastructure to enhance the experience of both consumers and advertisers;
•	developing tools and content that result in repeat visits and ongoing engagement by the consumers on our site;
•	optimizing the revenue of our cost-per-thousand-impressions, cost-per-click, cost-per-call and cost-per-approval models on our online network;
•	revenue optimization associated with updated site designs and functionality;
•	revenue optimization through value-based pricing for our mortgage and deposit products;
•	broadening the breadth and depth of the personal finance content and products that we offer on our online network;
•	increasing the percentage of visitor traffic from owned and operated sites;
•	further developing our mobile applications and optimizing the consumer experience across all modes of accessing our online network;
•	managing our costs and expenses; and
•	continuing to integrate our acquisitions to maximize synergies and efficiencies.

Critical Accounting Policies

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenue and expenses during the period. We base our judgments, estimates and assumptions on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. There have been no significant changes in our critical accounting policies or estimates during the three months ended March 31, 2016 as compared to the critical accounting policies and estimates disclosed in management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K dated March 9, 2016 and filed with the SEC, except as updated in Note 1 in Notes to the Condensed Consolidated Financial Statements.

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

Management evaluates the operating results of each of our operating segments based upon revenue and “Adjusted EBITDA”, which we define as income from continuing operations before depreciation and amortization, interest, income taxes, changes in fair value of contingent acquisition consideration, stock-based compensation, and other items such as loss on extinguishment of debt, legal settlements, acquisition, disposition and related expenses, restructuring charges, any impairment charge, CEO transition costs and costs related to the Restatement, the Internal Review, the SEC and DOJ investigations and related litigation. Our presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

The following table displays our results for the respective periods expressed as a percentage of total revenue.

	Three months ended
	March 31,	March 31,
Statement of Operations Data:	2016	2015
Revenue	100%	100%

Costs and expenses:
Cost of revenue	51%	46%
Sales and marketing	5%	4%
Product development and technology	7%	6%
General and administrative	18%	18%
Legal settlements	(1%)	0%
Acquisition, disposition and related expenses	0%	0%
Restructuring charges	0%	0%
Changes in fair value of contingent acquisition consideration	0%	0%
Depreciation and amortization	10%	11%
Total costs and expenses	90%	85%
Income from operations	10%	15%

Interest and other expenses, net	5%	6%

Income before taxes	5%	9%
Income tax expense	4%	4%
Net income from continuing operations	1%	5%

Net (loss) income from discontinued operations, net of income taxes	(1%)	0%
Net income	0%	6%

Three months ended March 31, 2016 compared to the March 31, 2015

Revenue

Total revenue was $93.3 million and $89.0 million for the three months ended March 31, 2016 and 2015, respectively, representing an increase of $4.3 million or 4.8%. Banking segment revenue decreased $3.8 million, Credit Cards revenue increased $6.4 million and Senior Care revenue increased $1.0 million, while revenue in Other increased $723,000. See our segment results of operations discussion for further information.

Cost of Revenue

Cost of revenue for the three months ended March 31, 2016 of $47.2 million was $5.9 million higher than the same period in 2015. The increase was primarily attributed to higher paid marketing expense of $4.8 million, higher spend on web analytics of $1.2 million, higher employee compensation and benefits expense of $1.2 million, higher incentive compensation of $288,000 and other costs, partially offset by lower distribution payments to our online partners of $1.9 million.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2016 of $4.8 million increased $843,000 from prior year, primarily due to $396,000 increase in compensation and benefits, $209,000 increase in software, computers and other information technology spend, $114,000 increase in sales commissions, $110,000 higher incentive compensation expense, and other expenses, partially offset by $176,000 lower stock compensation costs.

Product Development and Technology

Product development and technology costs for the three months ended March 31, 2016 of $6.5 million were approximately $1.6 million higher than the comparable period in 2015, primarily due to $1.4 million of higher total employee costs, including compensation, benefits and incentive compensation, $562,000 higher outside labor, consulting and other professional fees and a $112,000 increase in technology spend, partially offset by a decrease of $302,000 of web analytic spend and $156,000 lower stock compensation expense.

General and Administrative

General and administrative expenses for the three months ended March 31, 2016 of $16.7 million were $1 million higher than the same period in 2015, due primarily to $1.2 million of higher compensation and benefit costs, $1.4 million higher corporate expenses including accounting, legal, insurance and other expenses, $563,000 higher incentive compensation expense, $372,000 of higher outside labor and consulting costs, $392,000 increased information technology costs, $197,000 higher facility and other expenses and $174,000 increased travel expense, partially offset by $2.7 million in lower expenses related to the SEC investigation and financial audit and $468,000 lower stock compensation expense.

Legal Settlements

During the three months ended March 31, 2016, we recognized insurance proceeds of $851,000 for reimbursement of a previous legal settlement.

Acquisition, Disposition and Related Expenses

There were no acquisition, disposition or related expenses for the three months ended March 31, 2016,  as compared to $263,000 for the same period in 2015.

Changes in Fair Value of Contingent Acquisition Consideration

Changes in fair value of contingent acquisition consideration for the three months ended March 31, 2016 was a credit of $162,000 which consisted of a decrease in the fair value due to a change in estimate of $316,000, partially offset by an increase of $154,000 related to the passage of time.

Changes in fair value of contingent acquisition consideration for the three months ended March 31, 2015 was a credit of $240,000 and primarily consisted of a decrease in the fair value due to change in estimate of $945,000, partially offset by an increase of $705,000 due to the passage of time.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2016 of $9.6 million was $89,000 higher than the same period in 2015 primarily as a result of amortization expense in connection with our acquisitions and higher depreciation expense associated with increased internal capitalized software as compared to 2015.

Interest and Other Expenses, net

Interest and other expenses, net for the three months ended March 31, 2016 of $4.9 million, decreased $414,000 from the same period in 2015, primarily due the interest income from the deferred receivable for the sale of our insurance business.

Income Tax Expense

Our effective tax rate was an expense of 79.2% during the three months ended March 31, 2016 compared to an expense of 43.7% in the same period in 2015, this change is primarily attributed to a higher charge taken for stock compensation and state tax audit adjustments in 2016.

Following is a discussion of the results of each of our reportable segments:

	Revenues		Adjusted EBITDA
	Three months ended		Three months ended
(In thousands)	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Banking	$24,347	$28,170	$5,281	$10,559
Credit Cards	63,142	56,774	25,799	26,089
Senior Care	6,187	5,187	(453)	(77)
Other	(398)	(1,121)	(7,318)	(4,493)
Total Company	$93,278	$89,010	$23,309	$32,078

Less:
Interest and other expenses, net			4,855	5,269
Depreciation and amortization			9,551	9,462
Changes in fair value of contingent acquisition consideration			(162)	(240)
Stock-based compensation expense			3,904	4,755
Legal settlements (A)			(851)	-
Acquisition, disposition and related expenses			-	263
Restatement charges (B)			1,427	4,174
Impact of purchase accounting			-	34
Restructuring charges			(34)	-
Income before income taxes			$4,619	$8,361

__________

(A)	During the three months ended March 31, 2016, an $851,000 insurance claim was reimbursed for a previously settled and paid legal settlement.
(B)	Restatement charges include expenses related to unusual regulatory actions, the Internal Review, the Restatement and related litigation.

Banking

Revenue decreased $3.8 million (13.6%) for the three months ended March 31, 2016 compared with 2015. Of the total revenue decrease, consumer inquiry revenues generated through our rate tables decreased by $2.2 million (12.0%) due to lower advertiser demand in our deposit vertical compared to the prior year. Overall unit pricing was 18.4% lower due to our efforts to align the price of each click with the value received by the advertisers, partially offset by a 7.8% increase in volume due to growth in our mortgage vertical. Other revenue decreased by $1.7 million primarily driven by a decline in sold advertising impressions.

Adjusted EBITDA decreased $5.3 million (50.0%) due primarily to reduced revenue. Expenses included in Adjusted EBITDA increased $1.4 million from the prior year period. Cost of revenue declined by $279,000 primarily due to reduced paid marketing spend. Sales and marketing expense increased by $664,000, mainly attributed to increased compensation and benefits, variable compensation expense and technology spend. Product development costs increased by approximately $756,000 primarily due to higher compensation, benefit and incentive compensation expense and increased consulting costs. General and administrative expenses increased $314,000.

Credit Cards

Revenue increased $6.4 million (11.2%) for the three months ended March 31, 2016 compared with 2015. Of the total revenue growth, consumer inquiry revenues from our owned and operated sites grew by $9.8 million (27.7%), of which approximately 65% came through higher pricing and sales conversion and the remainder came through larger consumer volume. However, overall revenue growth was negatively impacted by lower affiliate revenues, which are at low margins. Other revenue, which is largely comprised of revenue generated through third-party affiliates, was down $3.4 million.

Adjusted EBITDA decreased $290,000  (1.1%) for the three months ended March 31, 2016 compared to with 2015. Expenses included in Adjusted EBITDA increased $6.7 million from the prior year period, primarily due to an  $5.1 million increase in cost of revenue, mainly related to increased paid marketing expense which was partially offset by lower affiliate revenue share payments. Sales and marketing expense increased $274,000, primarily due to higher compensation and benefit costs and professional fees. Product development and technology cost increased by $734,000 primarily due to higher compensation and benefit expense and other expenses. General and administrative expenses were $588,000 higher, mainly attributed to higher compensation and benefit expense and contract labor and consulting costs.

Senior Care

Revenue increased $1.0 million  (19.3%) for the three months ended March 31, 2016 compared with 2015. Of the total increase in revenue, consumer inquiry revenues generated through our platform increased by $1.3 million (27.7%), which was primarily driven by higher monetization. Other revenue, which is largely comprised of revenue generated through advertisers, was down $0.3 million.

Adjusted EBITDA decreased $376,000 primarily on increased cost of revenue. Expenses included in Adjusted EBITDA increased $1.3 million from the prior year period, cost of revenue increased by $976,000 primarily due to higher employee compensation and benefits and paid marketing expenses. Sales and marketing expense was $137,000 higher, primarily attributed to employee compensation, benefits and commissions. Product development and technology cost increased by $148,000 primarily attributed to employee compensation and benefits, and general and administrative expenses increased $81,000.

Other

The Other segment includes the results of Quizzle, along with general corporate expenses and intercompany eliminations. Revenue for the three months ended March 31, 2016 compared with 2015 increased $0.7 million, while Adjusted EBITDA decreased $2.8 million. The revenue increase is attributed to the 2016 results of Quizzle, which was acquired in second quarter 2015. The decrease in Adjusted EBITDA was primarily due to accounting and other professional fees, compensation, benefits and incentive compensation.

Liquidity and Capital Resources

(In thousands)	March 31, 2016	December 31, 2015	Change
Cash and cash equivalents	$204,387	$236,866	$(32,479)
Working capital	$244,201	$261,865	$(17,664)
Stockholders' equity	$735,554	$761,195	$(25,641)

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

As of March 31, 2016, we had working capital of $244.2 million and our primary commitments were normal working capital requirements and $2.3 million in accrued interest for the Senior Notes. In addition, we have commitments for guaranteed and contingent earnout obligations related to past acquisitions totaling $7.6 million as of March 31, 2016.

As of December 31, 2015, we had working capital of $261.9 million and our primary commitments were normal working capital requirements and $6.9 million in accrued interest for the Senior Notes. We had commitments for guaranteed and contingent earnout obligations related to past acquisitions totaling $16.3 million as of December 31, 2015.

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

Debt Financing

Senior Notes

As of March 31, 2016, we had $300.0 million in Senior Notes outstanding for which interest is accrued daily on the outstanding principal amount at 6.125% and is payable semi-annually, in arrears, on February 15th and August 15th. The Senior Notes are due August 15, 2018. Accrued interest on the Senior Notes as of March 31, 2016 is approximately $2.3 million. Refer to Note 10 in the Notes to Condensed Consolidated Financial Statements for a further description of the Senior Notes.

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

As of March 31, 2016, we had approximately $743,000 in letters of credit outstanding under the Revolving Credit Facility and we were in compliance with all required covenants.

Cash Flows

Operating Activities

During the three months ended March 31, 2016, operating activities provided cash  of $6.9 million compared to $24.7 million during the three months ended March 31, 2015. This decrease is mainly due to:

•

a  decrease of $13.0 million in net income excluding non-cash charges (primarily depreciation and amortization, stock-based compensation and changes in fair value of contingent acquisition consideration) compared to prior year

•	taxes paid of $71,000 during the three months ended March 31, 2016 compared to a refund of $10.7 million in three months ended March 31, 2015
•	partially offset by an increase in working capital changes in operating assets and liabilities of $5.9 million compared to prior year

Investing Activities

For the three months ended March 31, 2016, cash used in investing activities  was $1.2 million and primarily consisted of:

•	purchases of furniture, fixtures, equipment and capitalized website development costs of $1.2 million

For the three months ended March 31, 2015, cash used in investing activities was $6.6 million primarily consisting of:

•	$3.6 million of business acquisitions
•	$3.0 million for purchases of furniture, fixtures, equipment and capitalized website development costs

Financing Activities

For the three months ended March 31, 2016,  cash used in financing activities was $38.2 million due to:

•	the repurchase of Company’s stock of $29.6 million, including withholdings for taxes on vesting of employee stock-based compensation awards
•	$8.6 million of payments of contingent acquisition consideration

For the three months ended March 31, 2015,  cash used by financing activities was $5.1 million primarily due to:

•	the payment of contingent acquisition consideration of $3.9 million
•	the repurchase of Company’s stock of $1.2 million

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The primary objective of our investment strategy is to preserve principal while maximizing the income we receive from investments without significantly increasing risk. To minimize this risk, to date we have maintained our portfolio of cash equivalents in short-term and overnight investments that are not subject to market risk, as the interest paid on such investments fluctuates with the prevailing interest rates. As of March 31, 2016, all of our cash equivalents mature in less than three months.

None of our outstanding debt as of March 31, 2016 was subject to variable interest rates as we did not have an outstanding balance for borrowed money under our Revolving Credit Facility as of March 31, 2016. Interest under the Revolving Credit Facility accrues at variable rates based, at our option, on the alternate base rate (as defined in the Revolving Credit Facility) plus a margin of 3.0% or at the adjusted LIBO rate (as defined in the Revolving Credit Facility) plus a margin of 2.0%. Our fixed interest rate debt includes $300.0 million of the Senior Notes in the aggregate principal amount.

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

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act, as amended (the “Exchange Act”), management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2016 and determined that the disclosure controls and procedures were not effective at a reasonable assurance level as of that date. Management based its conclusion on the fact that the material weakness in the operating effectiveness of our internal control over financial reporting that existed at December 31, 2015, as disclosed in our 2015 Annual Report, had not been remediated at March 31, 2016, as the Company was still in the process of fully implementing or testing the effectiveness of various remediation measures. For a description of the material weakness, see Part II, Item 9A in the 2015 Annual Report.

Management has taken and is taking steps, as described below under “Remediation Plan,” to remediate the material weakness in the operating effectiveness of our internal control over financial reporting. We believe that, as a result of management’s review of its accounting processes, and the additional procedures management has implemented, there are no material inaccuracies or omissions of material fact in this Form 10-Q and, to the best of our knowledge, we believe that the condensed consolidated financial statements in this Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows in conformity with GAAP.

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

We are committed to maintaining a strong internal control environment, and we believe the measures described above will strengthen our internal control over financial reporting and remediate the material weakness we have identified.  Our remediation efforts are underway, and we will continue to devote significant time and attention to these remedial efforts. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to strengthen controls or to modify the remediation plan described above, which may require additional implementation time.

Changes in Internal Control over Financial Reporting

Other than the changes described above under “Remediation Plan” that occurred during the quarter ended March 31, 2016, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The information with respect to legal proceedings is incorporated by reference from Note 9 of our Condensed Consolidated Financial Statements included herein.

Item 1A.  Risk Factors

An investment in our securities involves risk. You should carefully consider the following risk factors and those set forth in our 2015 Annual Report, as well as the other information included in this Quarterly Report, before investing in our securities. You should be aware that these risk factors and other information may not describe every risk facing our Company. Any of these risks could materially and adversely affect our business, financial condition, results of operations or prospects, and cause the value of our securities to decline, which could cause you to lose all or part of your investment in our Company.

The following supplements the risks set forth in Part I, Item 1A (Risk Factors) in our 2015 Annual Report:

Risks Related to the Agreement to Acquire the NextAdvisor Business

We may not acquire the business of NextAdvisor.

We expect to close the acquisition of the NextAdvisor business in the second quarter of 2016. However, the closing is subject to the satisfaction of certain closing conditions set forth in the purchase agreement for the transaction, including approval under the antitrust laws.  If these conditions are not satisfied or waived, or if the purchase agreement is otherwise terminated in accordance with its terms, then the acquisition will not be consummated. We have incurred significant costs associated with the potential acquisition of NextAdvisor and expect to continue to incur such costs until the acquisition closes or is abandoned.  If the acquisition is not consummated we will not receive any benefits associated with these costs. The price of our common stock may decline to the extent that the current market price of our common stock reflects a market assumption that the NextAdvisor business will be acquired and that we will realize certain anticipated benefits of acquiring NextAdvisor.

The intended benefits of the NextAdvisor acquisition may not be realized.

It is possible that expected synergies from our pending acquisition of the NextAdvisor business may not materialize in full or at all. The NextAdvisor acquisition poses risks for our ongoing operations, including, among others:

•that senior management’s attention may be diverted from the management of daily operations to the integration of the business acquired in the acquisition;

•costs and expenses associated with any undisclosed or potential liabilities;

•that the business acquired in the acquisition may not perform as well as anticipated; and

•that unforeseen difficulties may arise in integrating the business acquired in the acquisition into our business.

As a result of the foregoing, we cannot assure you that the NextAdvisor acquisition will be accretive to us in the near term or at all. Furthermore, if we fail to realize the intended benefits of the business acquired in the acquisition, the market price of our common stock could decline to the extent that the market price reflects an expectation of those benefits.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Company Purchase of Equity Securities

The following table sets forth the Company’s purchases of equity securities for the periods indicated:

Maximum Number
(or Approximate
			Total Number of	Dollar Value)
			Shares Purchased as	of Shares That May
			Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans or
Period	Shares Purchased	Paid Per Share	or Programs	Programs (A)
January 1, 2016 through January 31, 2016	-	$-	-	$-
February 1, 2016 through February 29, 2016	-	$-	-	$-
March 1, 2016 through March 31, 2016	2,894,788	$8.92	2,894,788	$24,192,659

(A)

In  February 2016, the Company's Board of Directors authorized a $50.0 million share repurchase program which allows the Company to repurchase shares of its common stock in open market or private transactions up to $50.0 million, excluding commissions. The Company completed the authorized share repurchase during April 2016.

Item 3.   Default Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not Applicable

Item 5.    Other Information

On May 5, 2016, the Company, entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Next Advisor, Inc., a California corporation (“Seller”) and the sole equity holder of Seller, pursuant to which the Company agreed to acquire substantially all of the assets of Seller for an aggregate upfront purchase price of approximately $75.3 million, subject to working capital adjustments (collectively, the “Transaction”).

Pursuant to the Purchase Agreement, Seller is also eligible to receive a payment payable, at the Company’s option, in cash and/or shares of the Company’s common stock (the “Earnout Shares”), upon the achievement of certain financial milestones over the 18 month period (“Earnout Period”) following the closing of the Transaction in an amount up to approximately $134.1 million as determined in accordance with the terms of the Purchase Agreement. Earnout Shares, if any, will be issued in reliance upon the exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended, and will be valued at the 10-day trailing volume weighted average price of shares of the Company’s common stock ending on and including the date that is two business days prior to the date of issuance of the Earnout Shares.  In connection with the closing of the Transaction (the “Closing”), the Company will enter into retention agreements with certain employees of Seller pursuant to which (i) the Company will pay approximately $1.0 million in cash and issue approximately $3.0 million in time-based vesting restricted stock units at Closing and (ii) the Company may pay up to an additional $3.9 million in cash and issue up to an additional $7.8 million in time-based vesting restricted stock units (or in additional cash payments with similar vesting terms) upon the achievement of certain financial milestones over the Earnout Period as set forth in the retention agreements.

The Company and Seller have made customary representations and warranties and covenants in the Purchase Agreement. In addition, pursuant to the terms of the Purchase Agreement, each party has agreed to indemnify the other for an agreed upon period following the acquisition for damages arising from, among other things, such party’s breach of its representations, warranties or covenants under the Purchase Agreement, subject to the limitations contained in the Purchase Agreement. The Closing is subject to certain conditions, including expiration of the waiting period under United States antitrust laws and certain other closing conditions.

The Closing is expected to occur in the second quarter of 2016. As contemplated by the Purchase Agreement, at the Closing, the Company will enter into a registration rights agreement with the Seller pursuant to which the Company shall agree to file a shelf registration statement covering the resale of the Earnout Shares.

Item 6.     Exhibits

Exhibit No.	Description

10.1*	Letter Agreement, dated March 10, 2016, between Bankrate, Inc. and Ben Holding S.á.r.l.

10.2*	Form of 2016 Restricted Stock Unit Agreement

10.3*	Form of 2016 Performance Share Unit Agreement

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*   Filed herewith

**  This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

*** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Bankrate, Inc.

Date May 6, 2016	By:	/s/ Steven D. Barnhart
Steven D. Barnhart
Senior Vice President, Chief Financial Officer (Mr. Barnhart is the Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant)