Form 10-Q
period 2016-06-30
Bankrate, Inc.
filed 2016-08-08
CIK 1518222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File No. 1-35206

(Exact name of registrant as specified in its charter)

Delaware	65-0423422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

477 Madison Avenue, Suite 430 New York, NY	10022
(Address of principal executive offices)	(Zip Code)

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

The number of outstanding shares of the issuer’s common stock as of July 29, 2016  was as follows: 90,265,033  shares of Common stock, $.01 par value.

Bankrate, Inc. and Subsidiaries

Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2016

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

Important factors that could cause actual results to differ materially from our expectations, which we refer to as cautionary statements, are discussed in detail in Part I, Item 1A. “Risk Factors” in our Annual  Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (“SEC” or “Commission”) on March 9, 2016 as updated in Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016. All forward-looking information in this Quarterly Report on Form 10-Q and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include without limitation:

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

•

risks relating to the defense or litigation of lawsuits, including without limitation the failure to obtain preliminary or final court approval of the proposed settlement of the putative securities law class action lawsuit described in our SEC filings or delay in obtaining such approval, risks related to decisions by class members to opt out of or object to the proposed settlement, or the potential impact of the proposed settlement on our stock price;

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

•	the costs of indemnification obligations to current and former directors, officers and employees;
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

•	technological changes and our ability to adapt to new or evolving technologies that affect our business environment or operations;
•	our ability to maintain effective disclosure controls and procedures and internal control over financial reporting;
•	our ability to manage traffic on our websites or mobile applications, and service interruptions;
•	our ability to maintain and develop our brands and content;
•	our indebtedness and the effect such indebtedness may have on our business;
•	our need and our ability to obtain additional debt or equity financing;
•	our ability to integrate the operations and realize the expected benefits of businesses that we have acquired and may acquire in the future;
•	the effect of unexpected liabilities we assume (whether intentional or not) from our acquisitions;
•	the effect of programmatic advertising platforms on display revenue;
•	our ability to attract and retain executive officers and personnel;
•	any failure or refusal by our insurance providers to provide coverage under our insurance policies, including without limitation in connection with the putative securities class action lawsuit;
•	our ability to protect our intellectual property;
•	the effects of potential liability for content on our websites or mobile applications;
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
•

any impairment to our goodwill and/or intangible assets, including without limitation the impairment of our Banking segment and the potential for impairment of the goodwill of our Senior Care segment as discussed in Note 2 to the Condensed Consolidated Financial Statements included in this report;

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

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

Bankrate, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	(Unaudited)
	June 30,	December 31,
	2016	2015
Assets
Cash and cash equivalents	$121,951	$237,204
Accounts receivable, net of allowance for doubtful accounts of
$142 and $147, respectively	59,054	56,265
Prepaid expenses and other current assets	33,614	27,773
Total current assets	214,619	321,242
Furniture, fixtures and equipment, net of accumulated depreciation of
$16,977 and $16,027, respectively	10,294	10,189
Intangible assets, net of accumulated amortization of
$185,212 and $168,627, respectively	218,714	205,766
Goodwill	609,008	567,544
Other assets	35,143	23,127
Total assets	$1,087,778	$1,127,868
Liabilities and stockholders' equity
Liabilities
Accounts payable	$5,442	$10,147
Accrued expenses	30,689	25,838
Deferred revenue and customer deposits	1,509	1,508
Accrued interest payable	6,984	6,890
Other current liabilities	26,385	15,583
Total current liabilities	71,009	59,966
Deferred income taxes	6,950	7,552
Long term debt, net of unamortized discount	294,487	293,284
Other liabilities	41,111	5,871
Total liabilities	413,557	366,673
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock, par value $.01 per share -
300,000,000 shares authorized
103,241,990 shares and 103,845,310 shares issued,
respectively; 90,266,376 shares and 96,794,018 shares outstanding, respectively	1,034	1,039
Additional paid-in capital	893,705	886,261
Accumulated deficit	(77,659)	(36,985)
Less: Treasury stock, at cost - 12,975,614 shares and 7,051,292 shares, respectively	(142,198)	(88,616)
Accumulated other comprehensive loss	(661)	(504)
Total stockholders' equity	674,221	761,195
Total liabilities and stockholders' equity	$1,087,778	$1,127,868

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bankrate, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands, except share and per share data)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
Revenue	$98,302	$89,334	$191,780	$178,560

Costs and expenses:
Cost of revenue	52,641	41,768	99,952	83,174
Sales and marketing	4,471	4,401	9,366	8,504
Product development and technology	7,470	5,796	14,049	10,740
General and administrative	19,822	16,510	36,710	32,399
Legal settlements	20,000	3	19,149	3
Acquisition, disposition and related expenses	1,335	311	1,335	574
Restructuring charges	-	-	(34)	-
Changes in fair value of contingent acquisition consideration	263	628	101	387
Impairment charge	25,000	-	25,000	-
Depreciation and amortization	11,079	9,744	20,706	19,302
Total costs and expenses	142,081	79,161	226,334	155,083
(Loss) income from operations	(43,779)	10,173	(34,554)	23,477

Interest and other expenses, net	4,974	6,414	9,822	11,683

(Loss) income before taxes	(48,753)	3,759	(44,376)	11,794
Income tax (benefit) expense	(7,444)	1,647	(3,788)	5,303
Net (loss) income from continuing operations	(41,309)	2,112	(40,588)	6,491
Net income (loss) from discontinued operations	353	(1,792)	(86)	(1,221)
Net (loss) income	$(40,956)	$320	$(40,674)	$5,270

Basic net (loss) income per share:
Continuing operations	$(0.47)	$0.02	$(0.45)	$0.07
Discontinued operations	-	(0.02)	-	(0.02)
Basic net (loss) income per share	$(0.47)	$0.00	$(0.45)	$0.05

Diluted net (loss) income per share:
Continuing operations	$(0.47)	$0.02	$(0.45)	$0.07
Discontinued operations	-	(0.02)	-	(0.02)
Diluted net (loss) income per share	$(0.47)	$0.00	$(0.45)	$0.05

Weighted average common shares outstanding:
Basic	88,030,655	98,592,056	90,469,093	98,502,592
Diluted	88,030,655	99,157,615	90,469,093	99,055,782

Net (loss) income	$(40,956)	$320	$(40,674)	$5,270
Other comprehensive (loss) income, net of tax	94	138	(157)	27
Comprehensive (loss) income	$(40,862)	$458	$(40,831)	$5,297

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bankrate, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended
	June 30,	June 30,
	2016	2015
Cash flows from operating activities
Net (loss) income	$(40,674)	$5,270
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,706	31,751
Provision for doubtful accounts receivable	64	267
Deferred income taxes	(602)	-
Amortization of deferred financing charges and original issue discount	1,373	507
Stock-based compensation	8,659	11,852
Loss on disposal of assets	179	44
Changes in fair value of contingent acquisition consideration	101	387
Impairment charge	25,000	-
Change in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	5,403	(16,336)
Prepaid expenses and other assets	(20,007)	18,977
Accounts payable	(6,981)	4,216
Accrued expenses	2,521	(7,036)
Other liabilities	21,938	(5,727)
Deferred revenue and customer deposits	1	337
Net cash provided by operating activities	17,681	44,509

Cash flows from investing activities
Purchases of furniture, fixtures and equipment and capitalized software and website development costs	(2,574)	(7,456)
Cash used in business acquisitions, net	(63,409)	(30,753)
Net cash used in investing activities	(65,983)	(38,209)

Cash flows from financing activities
Cash paid for contingent acquisition consideration	(8,613)	(7,169)
Cash paid for deferred acquisition consideration	(3,750)	-
Purchase of Company stock	(54,437)	(2,303)
Net cash used in financing activities	(66,800)	(9,472)

Effect of exchange rate on cash and cash equivalents	(151)	126
Net decrease in cash	(115,253)	(3,046)
Cash - beginning of period	237,204	142,051
Cash - end of period	121,951	139,005
Less cash of discontinued operations - end of period	-	23,281
Cash of continuing operations - end of period	$121,951	$115,724

Supplemental disclosure of other cash flow activities
Cash paid for interest	$9,255	$10,469
Cash paid (refunded) for taxes, net	1,737	(10,708)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement of our results have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, for any other interim period or for any other future year.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s 2015 Annual Report on Form 10-K (“2015 Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 9, 2016.

Other than as noted below, there have been no significant changes in the Company’s accounting policies from those disclosed in our 2015 Annual Report.

Reclassifications

Certain amounts presented for the three and six months ended June 30, 2015 reflect reclassifications made to conform to the presentation in our 2015 Annual Report and our current presentation. We revised the calculations of basic and diluted weighted average common shares outstanding for certain adjustments to the prior year presentation. There was no change in the calculated basic net income per share or diluted net income per share for continuing operations, discontinued operations or in total for the three and six months ended June 30, 2015.

In accordance with the adoption of Accounting Standards Update (“ASU”) ASU 2015-03, “Imputation of Interest—Simplifying the Presentation of Debt Issuance Costs,” our senior unsecured notes are presented net of their related deferred financing costs as of June 30, 2016 and December 31, 2015.

Our operations in China were previously presented as discontinued operations as we were marketing them for sale. During the second quarter 2016 we could not come to terms with the potential buyers of the business, negotiations ended and the plan to sell the business was abandoned. It was then determined to start the process of winding down and closing the operations in China, a process which, based on local requirements and regulations, is not expected to be completed until early in 2017.  During the second quarter 2016, we recorded approximately $723,000 for the acceleration of amortization and depreciation of certain intangible and work-in-process assets,  furniture, fixtures and equipment and other assets based on their estimated remaining future economic life as the operations are being wound down and closed.

Discontinued Operation

In December 2015, we sold our Insurance business segment. In accordance with GAAP,  the results of our Insurance business segment through the date of sale, December 29, 2015, are presented as discontinued operations, and, as such, have been excluded from continuing operations in the Condensed Consolidated Statements of Comprehensive Income for all periods presented. The operating results of the Insurance business segment for 2015 are classified as discontinued operations in the Company’s condensed consolidated financial statements with the exception of the condensed consolidated statements of cash flows which is presented on a consolidated basis. The operating results of the Insurance business segment are consistently excluded from the Notes to Condensed Consolidated Financial Statements for all periods presented. During the three and six months ended June 30, 2016 we incurred expenses and received reimbursements related to our 2015 disposal of our Insurance business, which have been classified as discontinued operations. See Note 13—Discontinued Operations for presentation of the results of the discontinued operations of the Insurance segment.

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

In January 2015, the FASB issued ASU 2015-01, “Income Statement—Extraordinary and Unusual Items.” This guidance eliminates the concept of an extraordinary item, which required that an entity separately classify, present, and disclose extraordinary events and transactions, on the income statement, net of tax after earnings from continuing operations and disclose applicable income taxes and earnings per share date applicable to the extraordinary item. We adopted ASU 2015-01 on January 1, 2016, as required, and it did not have a significant impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Imputation of Interest—Simplifying the Presentation of Debt Issuance Costs.” This guidance requires that the debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the debt liability, consistent with the presentation of a debt discount. We adopted ASU 2015-03 on January 1, 2016, as required.  The Company’s $300.0 million senior unsecured notes due 2018 are presented at June 30, 2016 and December 31, 2015 net of deferred financing costs of $4.0 million and $4.9 million,  respectively. Deferred financing costs were previously included in other assets in the condensed consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05 “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40)—Customers Accounting for Fees Paid in a Cloud Computing Arrangement.” The guidance in this update provide a basis for evaluating whether a cloud computing arrangement includes a software license and clarification of the treatment of fees paid by the customer if that license is to internal-use software, other than internal-use software or not considered a license. We adopted ASU 2015-05 on January 1, 2016, as required, and it did not have a significant impact on our consolidated financial statements.

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

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805)—Simplifying the Accounting for Measurement-Period Adjustments.” The intention of this guidance is to simplify the accounting adjustments made to provisional amounts recognized in business combinations, as the amendment requires the adjustments to provisional amounts be recorded in the current period that they are identified, which eliminates the need to retrospectively account for those adjustments. We adopted ASU 2015-16 on January 1, 2016, as required, and it did not have a significant impact on our consolidated financial statements.

Recently Issued Pronouncements, Not Adopted as of June 30, 2016

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” and in August 2015 issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date.” The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers that supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, to be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. We are evaluating the effect that this update will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

In January 2016, the FASB issued ASU 2016-01 “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This update amends some of the existing guidance related to the recognition, measurement, presentation, and disclosure of financial instruments. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We are evaluating the effect that this update will have on our consolidated financial statements and related disclosures.

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

In March 2016, the FASB issued ASU 2016-08 “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” This update is intended to clarify the implementation guidance on principal versus agent considerations. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements of ASU 2014-09. ASU 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” defers the effective date of ASU 2014-09 by one year, as such, this guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We are evaluating the effect that this update will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09 “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This update is intended to reduce complexity in accounting standard and simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. In addition, the amendments in this update eliminate the guidance in Topic 718. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted for any entity in any interim or annual period. We are evaluating the effect that this update will have on our consolidated financial statements, earnings per share and related disclosures.

In May 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” This update is to clarify several aspects of Topic 606, (i) identifying performance obligation and (ii) licensing implementation guidance, while retaining the related principles for those areas. The effective date and transition requirements for this amendment are the same as the effective date and transition requirements of Update 2014-09. ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” defers the effective date of ASU 2019-09 by one year, as such, this guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We are evaluating the effect that this update will have on our consolidated financial statements and related disclosures.

In May 2016, the FASB issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF (Emerging Issue Task Force) Meeting.” This update rescinds SEC paragraphs pursuant to the SEC Staff Announcement, “Rescission of Certain SEC Staff Observer Comments upon Adoption of Topic 606,” and the SEC Staff Announcement, “Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or Equity,” announced at the March 3, 2016 Emerging Issues Task Force (EITF) meeting.  This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We are evaluating the effect that this update will have on our consolidated financial statements and related disclosures.

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.” This update does not change the core principle of Topic 606, but affect several aspects related to how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The effective date and transition requirements for this amendment are the same as the effective date and transition requirements of Update 2014-09. ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” defers the effective date of ASU 2019-09 by one year, as such, this guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We are evaluating the effect that this update will have on our consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This update requires a financial asset, or group of financial assets, measured at amortized cost basis to be presented at the net amount expected to be collected. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any entity in any interim or annual period within those fiscal years, beginning after December 15, 2018. We are evaluating the effect that this update will have on our consolidated financial statements and related disclosures.

NOTE 2 – GOODWILL AND INTANGIBLE ASSETS

During the second quarter 2016 management noted that the operating results of its Banking reporting unit had begun to track below plan, primarily due to macroeconomic trends impacting its deposit and display advertising businesses. This triggering event resulted in impairment testing as of June 30, 2016. It was concluded that the reporting unit’s goodwill is impaired and we recorded a $25.0 million expense for the impairment of its goodwill, determined using the income and market approach. If Banking does not track to expectations, this could lead to further impairment.

During the first quarter, the Company’s agreement with a large customer of Senior Care was not renewed. This triggering event resulted in impairment testing as of February 29, 2016. It was concluded that no impairment had occurred. The fair value was greater than the carrying value by approximately 17.9%, however, the absolute dollar amount of the Senior Care cushion was small. If Senior Care does not track to expectations for strong growth, this could lead to impairment.

Management did not identify any circumstances or triggers with the Credit Cards or Senior Care reporting units during the second quarter that could “more likely than not” reduce the fair value of those reporting units below the carrying amounts based upon the financial performance in the second quarter of 2016.

During the second quarter 2016, the Company acquired the Next Advisor business, which is reported in our Credit Cards segment (see Note 11—Acquisitions).

Goodwill activity for the six months ended June 30, 2016 is shown below:

(In thousands)	Banking	Credit Cards	Senior Care	Other	Total Company
Balance, January 1, 2016	$140,546	$383,878	$24,518	$18,602	$567,544
Additions due to acquisitions	-	66,464	-	-	66,464
Impairment charge	(25,000)	-	-	-	(25,000)
Balance, June 30, 2016	$115,546	$450,342	$24,518	$18,602	$609,008

Intangible assets consist primarily of trademarks and domain names, customer relationships, affiliate relationships and developed technologies. Intangible assets are being amortized over their estimated useful lives on a straight-line basis. The increase in intangible assets relates to our acquisition of the Next Advisor business.

Intangible assets subject to amortization were as follows as of June 30, 2016:

(In thousands)	Cost	Accumulated Amortization	Net	Weighted Average Amortization Period Years
Trademarks and domain names	$205,170	$(76,440)	$128,730	16.8
Customer relationships	158,065	(91,771)	66,294	9.0
Affiliate relationships	12,670	(6,652)	6,018	10.3
Developed technologies	26,573	(10,329)	16,244	7.7
Non-compete	1,448	(20)	1,428	3.0
	$403,926	$(185,212)	$218,714	12.9

Intangible assets subject to amortization were as follows as of December 31, 2015:

(In thousands)	Cost	Accumulated Amortization	Net	Weighted Average Amortization Period Years
Trademarks and domain names	$199,461	$(69,002)	$130,459	17.1
Customer relationships	135,831	(84,183)	51,648	9.1
Affiliate relationships	12,670	(6,382)	6,288	10.3
Developed technologies	26,431	(9,060)	17,371	7.6
	$374,393	$(168,627)	$205,766	13.3

Amortization expense for the three and six months ended June 30, 2016 was $8.7 million and  $17.1 million, respectively, and amortization expense for the three and six months ended June 30, 2015 was $8.7 million and $17.3 million, respectively.

Future amortization expense for intangible assets placed into service on or before June 30, 2016 is expected to be:

Amortization
(In thousands)	Expense
Remainder of 2016	$18,986
2017	35,434
2018	31,802
2019	23,338
2020	16,838
2021	14,515
Thereafter	77,801
Total expected amortization expense for intangible assets	$218,714

NOTE 3 – EARNINGS (LOSS) PER SHARE

We compute basic earnings (loss) per share by dividing net income (loss) for the period by the weighted average number of shares outstanding for the period. Diluted earnings (loss) per share includes the effects of dilutive common stock equivalents, consisting of outstanding stock-based awards in accordance with ASC 718, Compensation—Stock Compensation, to the extent the effect is not anti-dilutive, using the treasury stock method.

The following table presents the computation of basic and diluted earnings (loss) per share:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
(In thousands, except share and per share data)	2016	2015	2016	2015
Net (loss) income from continuing operations	$(41,309)	$2,112	$(40,588)	$6,491
Net income (loss) from discontinued operations	353	(1,792)	(86)	(1,221)
Net (loss) income	$(40,956)	$320	$(40,674)	$5,270

Weighted average common shares outstanding for basic earnings (loss) per share	88,030,655	98,592,056	90,469,093	98,502,592
Additional dilutive shares related to share based awards	-	565,559	-	553,190
Weighted average common shares outstanding for diluted earnings (loss) per share	88,030,655	99,157,615	90,469,093	99,055,782

Basic net (loss) income per share:
Continuing operations	$(0.47)	$0.02	$(0.45)	$0.07
Discontinued operations	-	(0.02)	-	(0.02)
Basic net (loss) income per share	$(0.47)	$0.00	$(0.45)	$0.05

Diluted net (loss) income per share:
Continuing operations	$(0.47)	$0.02	$(0.45)	$0.07
Discontinued operations	-	(0.02)	-	(0.02)
Diluted net (loss) income per share	$(0.47)	$0.00	$(0.45)	$0.05

As we incurred a loss from continuing operations for the three and six months ended June 30, 2016, all outstanding stock options, restricted stock awards and performance stock awards have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding for those periods. Accordingly, basic and diluted weighted average shares outstanding are equal for such periods. The following were excluded from the calculation of diluted earnings per share because their impact would have been anti-dilutive:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
Restricted shares and restricted share units	1,247,313	1,336,172	1,385,643	1,322,430
Stock options	2,385,656	2,765,113	2,428,326	2,777,902

NOTE 4 – STOCKHOLDERS’ EQUITY

The activity in stockholders’ equity for the six months ended June 30, 2016 is shown below:

	Common Stock				Treasury Stock
(In thousands)	Shares	Amount	Additional paid-in capital	Accumulated Deficit	Shares	Amount	Accumulated Other Comprehensive Loss - Foreign Currency Translation	Total Stockholders' Equity

Balance at December 31, 2015	103,845	$1,039	$886,261	$(36,985)	(7,051)	$(88,616)	$(504)	$761,195
Other comprehensive loss, net of taxes	-	-	-	-	-	-	(157)	(157)
Treasury stock purchased	-	-	-	-	(5,998)	(54,437)	-	(54,437)
Restricted stock issued, net of cancellations	(74)	-	(855)	-	74	855	-	-
Performance stock issued, net of cancellations	(529)	(5)	5	-	-		-	-
Stock-based compensation	-	-	8,294	-	-	-	-	8,294
Net loss	-	-	-	(40,674)	-	-	-	(40,674)
Balance at June 30, 2016	103,242	$1,034	$893,705	$(77,659)	(12,975)	$(142,198)	$(661)	$674,221

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

During the three and six months ended June 30, 2016, we repurchased approximately 2.7 million and 5.6 million shares, respectively, for approximately  $24.2 million and $50.0 million, respectively, plus commission fees.

NOTE 5 – SEGMENTS

The reportable segments presented below represent the Company’s operating segments for which separate financial information is available and utilized on a regular basis by its chief operating decision maker, the Company’s chief executive officer, to assess performance and allocate resources. Management evaluates the operating results of each of the Company’s operating segments based upon revenue and “Adjusted EBITDA”, which we define as income from continuing operations before depreciation and amortization; interest; income taxes; changes in fair value of contingent acquisition consideration; stock-based compensation and other items such as loss on extinguishment of debt, legal settlements, acquisition, disposition and related expenses; restructuring charges; any impairment charge; Next Advisor contingent payments for the acquisition; CEO transition costs; costs related to the Restatement, the Internal Review, the SEC and DOJ investigations and related litigation and indemnification obligations; purchase accounting adjustments; and the adjusted EBITDA results of our operations in China as we are winding down and ceasing its operations. The Company’s presentation of Adjusted EBITDA, a non-GAAP measure, may not be comparable to similarly titled measures used by other companies.

	Three months ended June 30,
	2016		2015
(In thousands)	Revenue	Adjusted EBITDA	Revenue	Adjusted EBITDA
Banking	$23,249	$4,815	$26,972	$9,202
Credit Cards	69,650	24,690	56,054	25,816
Senior Care	6,022	464	5,714	(90)
Other	(619)	(7,353)	594	(3,660)
Total Company	$98,302	22,616	$89,334	31,268

Less:
Interest and other expenses, net		4,974		6,414
Depreciation and amortization		11,079		9,744
Changes in fair value of contingent acquisition consideration		263		628
Stock-based compensation expense		4,754		4,959
Legal settlements (A)		20,000		3
Acquisition, disposition and related expenses (B)		1,335		311
Restatement charges (C)		1,995		5,385
Impact of purchase accounting		-		1
Next Advisor contingent payments		1,371		-
China adjusted EBITDA loss (D)		598		64
Impairment charge (E)		25,000		-
(Loss) income before income taxes		$(48,753)		$3,759

__________

(A)

During the three months ended June 30, 2016,  $20.0 million was recorded for a proposed settlement of the private securities class action lawsuit pending against the Company. Approximately 70% of the settlement is expected to be reimbursed from insurance proceeds.

(B)

During the three months ended June 30, 2016, acquisition, disposition and related expenses represent direct expenses related to the Next Advisor acquisition. During the three months ended June 30, 2015, these costs related to the acquisition of Quizzle.

(C)	Restatement charges include expenses related to the Restatement, the Internal Review, the SEC and DOJ investigations and related litigation and indemnification obligations.
(D)

Represents the Adjusted EBITDA loss of the operations in China. The results of China were previously presented as discontinued operations when it was actively marketed for sale. After the negotiations with the potential buyer did not result in a sale of the business, we initiated the process of winding down the operations.

(E)	During the three months ended June 30, 2016, we recorded $25.0 million for the impairment of goodwill in our Banking segment.

	Six months ended June 30,
	2016		2015
(In thousands)	Revenue	Adjusted EBITDA	Revenue	Adjusted EBITDA
Banking	$47,595	$10,097	$55,142	$19,761
Credit Cards	132,793	50,488	112,828	51,904
Senior Care	12,209	12	10,900	(167)
Other	(817)	(14,672)	(310)	(8,152)
Total Company	$191,780	45,925	$178,560	63,346

Less:
Interest and other expenses, net		9,822		11,683
Depreciation and amortization		20,706		19,302
Changes in fair value of contingent acquisition consideration		101		387
Stock-based compensation expense		8,659		9,718
Legal settlements (A)		19,149		3
Acquisition, disposition and related expenses (B)		1,335		574
Restatement charges (C)		3,422		9,558
Impact of purchase accounting		-		35
Restructuring charges		(34)		-
China adjusted EBITDA loss (D)		770		292
Impairment charge (E)		25,000		-
Next Advisor contingent payments		1,371		-
(Loss) income before income taxes		$(44,376)		$11,794

__________

(A)

During the six months ended June 30, 2016,  $20.0 million was recorded for a proposed settlement of the private securities class action lawsuit pending against the Company, approximately 70% of which is expected to be reimbursed from insurance proceeds, and an $851,000 insurance payment was received for reimbursement of previously incurred legal expenses in connection with this lawsuit.

(B)

During the six months ended June 30, 2016, acquisition, disposition and related expenses represent direct expenses related the Next Advisor acquisition. During the six months ended June 30, 2015, these costs related to the acquisition of Quizzle.

(C)	Restatement charges include expenses related to the Restatement, the Internal Review, the SEC and DOJ investigations and related litigation and indemnification obligations.
(D)

Represents the Adjusted EBITDA loss of the operations in China. The results of China were previously presented as discontinued operations when it was actively marketed for sale. After the negotiations with the potential buyer did not result in a sale of the business, we initiated the process of winding down the operations.

(E)	During the six months ended June 30, 2016, we recorded $25.0 million for the impairment of goodwill in our Banking segment.

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

The following table presents estimated fair value, and related carrying amounts:

	June 30, 2016		December 31, 2015
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial liabilities:
Long term debt (A)	$294,487	$300,000	$293,284	$297,000

_________

(A)	The long term debt carrying amount is net of debt issuance costs of approximately $4.5 million and $4.9 million at June 30, 2016 and December 31, 2015, respectively.

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

The following tables present the fair value measurements of contingent acquisition consideration and the assets of the non-qualified deferred compensation plan using the fair value hierarchy:

	Fair Value Measurement at June 30, 2016 Using
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurement:
Assets:
Investments of the non-qualified deferred compensation plan	$168	$-	$-	$168
Total asset recurring fair value measurements	$168	$-	$-	$168

Liabilities:
Contingent acquisition consideration	$-	$-	$37,595	$37,595
Total liabilities recurring fair value measurements	$-	$-	$37,595	$37,595

	Fair Value Measurement at December 31, 2015 Using
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurement:
Assets:
Investments of the non-qualified deferred compensation plan	$173	$-	$-	$173
Total asset recurring fair value measurements	$173	$-	$-	$173

Liabilities:
Contingent acquisition consideration	$-	$-	$9,107	$9,107
Total liabilities recurring fair value measurements	$-	$-	$9,107	$9,107

The following table sets forth a reconciliation of changes in the fair value of Level 3 financial liabilities, contingent acquisition consideration, for the six months ended June 30, 2016:

(In thousands)	Six months ended June 30, 2016
Balance, January 1, 2016	$9,107
Additions to Level 3	37,000
Transfers into Level 3	-
Transfers out of Level 3	-
Change in fair value	101
Payments	(8,613)
Balance, June 30, 2016	$37,595

The unobservable inputs used in determining the fair value of contingent acquisition consideration for earnout periods not yet completed include discount factors of 14% to 16% based on our weighted average cost of capital and projected results of the acquired businesses. The fair value calculated as of June 30, 2016 is subject to sensitivity as it relates to the projected results of the acquired businesses, which are uncertain in nature. Each calculation is based on a separate formula and results that differ from our projections could impact the fair value significantly.

During the six months ended June 30, 2016, we recorded an expense of $101,000 for the change in fair value of contingent acquisition consideration,  which consists of an increase of $322,000 related to the passage of time, partially offset by a decrease in the fair value due to a change in estimate of $221,000.

NOTE 7 – STOCK-BASED COMPENSATION

The Company’s stock-based compensation program is a long-term retention program that is intended to attract, retain and provide incentives for directors, officers and employees in the form of awards of non-qualified stock options, restricted stock and performance-based restricted shares or units. Stock unit awards entitle the holder to receive shares of common stock of the Company upon vesting on a one-to-one basis. The Company typically settles stock based awards with treasury shares. As of June 30, 2016, approximately 6.2 million shares were available for future grants of awards under the plan.

The stock-based compensation expense for stock options, restricted stock and performance stock awards recognized in our condensed consolidated statements of comprehensive income are as follows:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2016	2015	2016	2015
Cost of revenue	$481	$499	$909	$978
Sales and marketing	458	687	934	1,339
Product development and technology	1,122	963	1,866	1,863
General and administrative	2,693	2,810	4,950	5,538
Total stock-based compensation	$4,754	$4,959	$8,659	$9,718

Stock compensation expense for the three and six months ended June 30, 2016 includes $213,000 and $366,000, respectively, of expense related to performance based restricted share grants that are classified as a liability until the number of shares is determinable. This amount is included in the performance based restricted share expense discussed below. These grants vest on their determination dates, ratably over three years.

Restricted Stock

The following table summarizes restricted stock award activity for the six months ended June 30, 2016:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2016	1,890,379	$13.35
Granted	72,886	11.73
Vested and released	(591,004)	14.10
Forfeited	(74,219)	11.94
Balance, June 30, 2016	1,298,042	$12.77

Stock-based compensation expense related to restricted stock awards for the three and six months ended June 30, 2016 was approximately $2.3 million and $5.2 million, respectively, and for the three and six months ended June 30, 2015 was approximately $3.8 million and $7.2 million, respectively. As of June 30, 2016, there was unrecognized compensation cost related to non-vested restricted stock awards of $12.6 million, net of forfeitures, which is estimated to be recognized over a weighted average period of 1.2 years.

Restricted Stock Units

During the six months ended June 30, 2016, restricted stock units were awarded that vest ratably over a three year period following the date of the grant.

		Weighted Average
	Number of	Grant Date
	Units	Fair Value
Balance, January 1, 2016	-	$-
Granted	2,420,442	8.26
Forfeited	(53,596)	8.35
Balance, June 30, 2016	2,366,846	$8.26

Stock-based compensation expense related to restricted stock units for the three and six months ended June 30, 2016 was approximately $1.2 million and $1.5 million, respectively. As of June 30, 2016, there was unrecognized compensation cost related to non-vested restricted stock units of $18.1 million, net of forfeitures, which is estimated to be recognized over a weighted average period of 1.7 years.

Performance Based Restricted Shares

Performance based restricted shares activity was as follows for the six months ended June 30, 2016:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2016	1,218,418	$12.80
Granted	-	-
Vested/Earned	(94,584)	15.31
Forfeited	(13,153)	16.06
Balance, June 30, 2016	1,110,681	$12.55

Stock-based compensation expense related to performance-based shares for the three and six months ended June 30, 2016 was approximately $364,000 and $794,000, respectively, and for the three and six months ended June 30, 2015 was approximately $64,000 and $121,000, respectively. As of June 30, 2016, there was unrecognized compensation expense related to non-vested performance stock awards of $1.4 million, net of forfeitures, which is estimated to be recognized over a weighted average period of 1.5 years.

Performance-based Restricted Stock Units

During the six months ended June 30, 2016, performance-based restricted stock units were awarded that vest based upon a performance factor, which is equal to a measure of the Company’s profitability over a 2 year period and multiplied by a total shareholder return factor achieved by the Company relative to a determined peer group, with 50% vesting on the determination date, which will be the later of (i) the date on which the audit of the Company’s financial statements for its fiscal year 2017 is completed and (ii) the date on which the final calculation of the relative total shareholder return factor is made by the Compensation Committee of the Board of Directors; and 50% on the third anniversary of the grant date. The granted amount represents the target amount of performance-based restricted stock units to be awarded. The amount awarded is determined based on the Company’s financial performance metric, Adjusted EBITDA. The total number of performance-based restricted stock units earned based on the financial performance metric can range from 0% to 150% of the target amount. The total shareholder return factor could further adjust the number of performance-based restricted stock units earned by a maximum increase or decrease of 25%. Stock-based compensation expense related to the performance-based restricted stock units for the three and six months ended June 30, 2016 was $616,000 and $758,000, respectively. As of June 30, 2016, there was unrecognized compensation expense related to non-vested performance-based restricted stock units of $5.3 million, net of forfeitures, which is estimated to be recognized over a weighted average period of 2.2 years.

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

Six months ended June 30, 2016
Expected volatility of stock price	56.35%
Risk-free interest rate	0.94%
Valuation period	2.06 years
Dividend yield	0.00%

Performance-based restricted stock unit activity was as follows for the six months ended June 30, 2016:

		Weighted Average
	Number of	Grant Date
	Units	Fair Value
Balance, January 1, 2016	-	$-
Granted	873,053	9.21
Balance, June 30, 2016	873,053	$9.21

Stock Options

Stock option activity was as follows for the six months ended June 30, 2016:

	Number of	Exercise Price	Weighted Average	Aggregate
	Options	Per Share	Exercise Price	Intrinsic Value
Balance, January 1, 2016	2,501,926	$11.05 - 22.39	$16.04	$86,326
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	(544,323)	11.05 - 22.39	16.54
Balance, June 30, 2016	1,957,603	$12.55 - 22.39	$15.90	$-

Pursuant to the income tax provisions of ASC 718 “Stock Compensation”, we follow the “long-haul method” of computing our hypothetical additional paid-in capital, or APIC, pool. Approximately 50,000 stock options vested during the six months ended June 30, 2016.

The following table summarizes our options outstanding and options currently exercisable.

	June 30, 2016
			Weighted Average
	Number of	Weighted Average	Contractual Term	Aggregate
	Options	Exercise Price	(in years)	Intrinsic Value
Options vested and expected to vest	1,957,603	$15.90	4.7	$-
Options vested and exercisable	1,868,218	15.70	4.7	-

The aggregate intrinsic value of stock options outstanding in the tables above calculated as the difference between the closing price of Bankrate’s common stock on the last trading day of the reporting period ($7.48 at June 30, 2016) and the exercise price of the stock options multiplied by the number of shares underlying options with an exercise prices less than the closing price on the last trading day of the reporting period. Stock-based compensation expense related to stock option awards for the three and six months ended June 30, 2016 was $215,000 and $440,000, respectively, and for the three and six months ended June 30, 2015 was approximately $1.3 million and $2.3 million, respectively.

As of June 30, 2016, approximately $788,000 of total unrecognized compensation costs, net of forfeitures, related to non-vested stock option awards is expected to be recognized over a weighted average period of 0.6 years.

NOTE 8 – INCOME TAXES

We calculate our income tax provision for interim periods based on two components: (i) the estimate of the annual effective tax rate and (ii) the existence of any interim period (i.e., discrete) events. The difference between income tax expense computed at the statutory rate and the reported income tax expense during the six months ended June 30, 2016 and 2015 is primarily due to a tax charge taken for stock compensation expense and the effect of U.S. state income tax expense, in addition to the non-deductibility of the GAAP goodwill impairment in 2016.

Our effective tax rate on continuing operations was  a benefit of 8.5% during the six months ended June 30, 2016, compared to an expense of 45.0% during the six months ended June 30, 2015, respectively. The change in our effective tax rate during the six months ended June 30, 2016 is primarily attributed to a higher charge taken for stock compensation and the tax non-deductibility of the GAAP goodwill impairment charge over a loss before taxable income.

We have approximately $4.2 million and $4.0 million of unrecognized tax benefits at June 30, 2016 and December 31, 2015.

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

We accrued approximately $21,000 and $10,000 during the three months ended June 30, 2016 and 2015, respectively, and $28,000 and $22,000 during the six months ended June 30, 2016 and 2015, respectively, for the payment of interest which is recorded as income tax expense.

During the six months ended June 30, 2016, we recorded an additional reserve for an uncertain tax position in the amount of $166,000.

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

Securities Litigation

In October 2014, a putative class action lawsuit was brought in federal court in the United States District Court for the Southern District of Florida against the Company, certain of its current and former officers and directors, and other defendants, which is captioned The City of Los Angeles v. Bankrate, Inc., et al., No. 14-CV-81323-DMM. On November 23, 2015, the District Court dismissed an amended complaint in its entirety without prejudice for failing to adequately plead material misrepresentations or omissions, scienter, or loss causation and damages. On December 8, 2015, Lead Plaintiff filed a Second Amended Complaint alleging that the Company’s 2012, 2013, and first half of 2014 financial statements improperly recognized revenues and expenses and therefore were materially false and misleading and caused damages. Plaintiffs sought relief (including damages and rescission or rescissionary damages) under the Securities Act of 1933 based on a March 2014 secondary offering and under the Securities Exchange Act of 1934 on behalf of a proposed class consisting of all persons, other than the defendants, who purchased the Company’s securities between August 1, 2012 and October 9, 2014, inclusive. On May 17, 2016, the Company announced a proposed agreement, subject to Court approval, to settle this private securities class action against all defendants. Bankrate would pay a total of $20 million in cash to a Settlement Fund to resolve all claims asserted on behalf of investors who purchased or otherwise acquired Bankrate stock between October 27, 2011 and October 9, 2014. The Company has accrued for this settlement amount as of June 30, 2016. The proposed settlement further provides that Bankrate denies all claims of wrongdoing or liability. Approximately 70% of the settlement fund is expected to be reimbursed from insurance proceeds. The Company has not recorded the benefit of any insurance proceeds as of June 30, 2016. Papers requesting preliminary approval of the settlement were filed on July 18, 2016, and notice of the proposed settlement is being given to the class. The Court will then hold a hearing to determine whether to give the settlement final approval.

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

The carrying amount of the Senior Notes at June 30, 2016 and December 31, 2015, is $294.5 million and $293.3 million, respectively. With the adoption of ASU 2015-03 on January 1, 2016, the carrying amount of the Senior Notes is presented net of debt issuance costs for all periods presented.

We amortize original issue discount and deferred loan fees related to the Senior Notes, which are included within interest and other expenses, net on the accompanying condensed consolidated statements of comprehensive income.

Interest expense, amortization of original issue discounts and amortization of deferred financing costs, related to the Senior Notes was as follows:

	Three months ended		Six months ended
(in thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Interest expense	$4,709	$4,623	$9,507	$9,305
Original issue discount	162	152	323	302
Deferred financing costs	443	408	881	766

The following amounts remain to be amortized as of:

(in thousands)	June 30, 2016	December 31, 2015
Original issue discount	$1,465	$1,788
Deferred financing costs	4,047	4,928

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

Our Senior Notes Indenture and Credit Agreement generally permit us to apply the net cash proceeds of approximately $130.0 million from the sale of our Insurance business to prepay outstanding debt and/or invest in assets useful to our business, in each case, within 365 days of our receipt of such net cash proceeds (subject, in the case of any investment, to a further 180-day extension under certain circumstances). If we do not apply such net cash proceeds in the manner and within the time period described above and the amount of unapplied net cash proceeds exceeds $10.0 million, we will be required to offer to purchase a portion of our outstanding Senior Notes using those unapplied net cash proceeds at an offer price equal to 100% of the principal amount of the Senior Notes, plus accrued and unpaid interest, if any, up to but not including, the date of purchase.

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

The Credit Agreement contains customary affirmative and negative covenants and events of default and requires the Company to comply with a maximum consolidated total leverage ratio of 4.00:1.00 as of the last day of any fiscal quarter only if the aggregate amount (without duplication) of letters of credit (other than letters of credit that are issued and not drawn to the extent such letters of credit are cash collateralized) and loans outstanding under the Revolving Credit Facility exceed, on a pro forma basis, 30% of the total revolving commitments of all Lenders at such time. We were in compliance with all required covenants as of June 30, 2016.

All obligations under the Credit Agreement are guaranteed by the Guarantors and are secured, subject to certain exceptions, by first priority liens on the assets of the Company and the Guarantors.

As of June 30, 2016 $69.2 million was available for borrowing under the Revolving Credit Facility and there were approximately $803,000 in letters of credit issued against the facility.

Interest expense and amortization of deferred financing costs related to the Revolving Credit Facility was as follows:

	Three months ended		Six months ended
(in thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Interest expense	$73	$77	$140	$164
Deferred financing costs	85	85	169	169

At June 30, 2016 and December 31, 2015, approximately $585,000 and $754,000, respectively, in deferred loan fees remains to be amortized.

NOTE 11 – ACQUISITIONS

2016 Acquisition

On June 17, 2016, we completed the acquisition of certain assets of Next Advisor, Inc. (the “Acquired Next Advisor Business”),  an online source of research and reviews of credit cards, personal finance and internet services. This acquisition was made to accelerate our business, broaden our reach and increase ways to engage consumers looking for credit cards. The results of operations of the Acquired Next Advisor Business are being reported in our Credit Cards segment and are included in our condensed consolidated results from the acquisition date. The acquisition is accounted for as a business combination and the acquisition accounting is preliminary and subject to change as third party valuations are not finalized.

The Company paid $63.4 million at closing, recorded $37.0 million of deferred contingent consideration, and placed $11.9 million into escrow as a  deferred payment and to serve as recourse for indemnity obligations. The deferred payment is recorded in other assets and will be amortized into compensation expense over the period earned. As of June 30, 2016,  no escrow payments have been made to the seller.

The transaction called for cash consideration as well as a series of contingent payments based on the achievement of Adjusted EBITDA targets. These contingent payments are classified as purchase consideration if made to seller and compensation if made to current and future employees. As part of the purchase price, the Company recorded a $37.0 million liability for the deferred contingent consideration due to seller based upon the net present value of the Company’s estimate of the future payments. Subsequent measurements are made using the same methodology. This fair value measurement represents a Level 3 measurement as it is based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date.

We recorded approximately $66.5 million in goodwill, which reflects the adjustments necessary to allocate the purchase price to the fair value of the assets acquired and the liabilities assumed and represents the expected future economic benefits from future growth arising from the Acquired Next Advisor Business’s scale and expertise in driving traffic via sponsored content,  benefits expected from using that expertise to drive traffic to other Bankrate owned websites, future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. We expect goodwill will be deductible for income tax purposes. Intangible assets including trademarks and internet domain name, customer relationships, and the non-compete covenant were valued using the income approach, and the developed technology was valued using cost methodology. Approximately $30.3 million was recorded as intangible assets consisting of customer relationships for $22.4 million, trademarks and internet domain name for $6.2 million, non-compete covenant for $1.5 million and developed technology for $150,000.

The following table presents the June 30, 2016, preliminary estimated fair value of assets acquired and liabilities assumed at the acquisition date:

Preliminary
Acquisition Date
(In thousands)	Estimated Fair Value
Current assets	$43
Receivables	8,256
Intangible assets	30,253
Total identifiable assets acquired	38,552

Current liabilities	4,607
Total liabilities assumed	4,607
Net assets acquired	33,945
Goodwill	66,464
Purchase price	$100,409

The valuations used to determine the preliminary estimated fair value of the intangible assets and the resulting goodwill in the purchase price allocation principally use the discounted cash flow methodology and were made concurrent with the effective date of the acquisition. The estimated weighted average amortization periods for intangible assets recorded in the acquisition are as follows:

Weighted Average
Amortization Period
(Years)
Trademarks and domain names	5.0
Customer relationships	8.0
Developed technology	2.0
Non-compete	3.0

The amounts of revenue, net income and adjusted EBITDA generated by the Acquired Next Advisor Business included in our Condensed Consolidated Statement of Comprehensive Income (Loss) from the acquisition date are approximately $1.5 million,  $43,000 and $235,000, respectively.

Unaudited pro forma data disclosures for the three and six months ended June 30, 2016 and 2015 have not been provided as required under ASC 805-10-50-2 for the Next Advisor acquisition as the Company continues to review the impact of its policies on the acquired company. This information will be disclosed in Form 8-K in the required timeframe.

2015 Acquisitions

On April 1, 2015 we acquired Quizzle, LLC and during 2015 we acquired certain assets and assumed certain liabilities of certain entities. These acquisitions had an aggregate purchase price of $40.3 million, including $6.9 million in fair value of deferred payments and $2.7 million in fair value of contingent acquisition consideration. The acquisitions were accounted for under purchase accounting and were included in our consolidated results from the acquisition dates.  The financial results of the acquired businesses are immaterial individually and in aggregate to our net assets and results of operations. We recorded $21.8 million in goodwill and $19.2 million of intangible assets related to these acquisitions with estimated weighted average useful lives of 10 years, consisting of approximately $11.5 million of developed technology, approximately $4.6 million of domain names and approximately $3.1 million of customer relationships.

NOTE 12 – RESTRUCTURING

In 2015, management adopted a restructuring plan with respect to the Company’s corporate and Banking segment finance operations to align them with our commitment to implement best practices, enhance internal controls and drive efficiency throughout the finance functions by improving processes, separating corporate and business unit functions, and co-locating finance teams, where appropriate. During the same period, management also adopted a restructuring plan consisting of certain changes in corporate and business unit leadership in connection with further aligning Company leadership with its strategic initiatives. As part of this process, we formally communicated the termination of employment to 15 employees, all of whom have been terminated. The costs associated with these initiatives primarily represent modifications of share based awards, severance, outplacement services and other costs associated with employee terminations, the majority of which have been or are expected to be settled in shares and cash. As of June 30, 2016,  the restructuring plan has been completed and we anticipate no further charges under this plan. During the six months ended June 30, 2016, certain restructuring charges were reversed for payments that would not be made under the plan.

The following tables summarize the changes to our restructuring-related liabilities and identify the amounts recorded for restructuring expense and corresponding payments:

Six months ended
June 30, 2016
(In thousands)
Balance at January 1, 2016	$2,166
Restructuring charges	(34)
Utilized	(1,464)
Balance at June 30, 2016	$668

NOTE 13 – DISCONTINUED OPERATIONS

In December 2015, we sold our Insurance business. For the three and six months ended June 30, 2015, the results of operations of the Insurance business are classified as discontinued operations in the condensed consolidated statements of comprehensive income.

During the three and six months ended June 30, 2016, we had $353,000 of net income and $86,000 of a loss, respectively, in discontinued operations related to the previous disposal of our former Insurance business. This activity primarily relates to reimbursements from some states for previous sales tax remittances, and legal and other post-closing expenses.

The following table presents the major classes of line items constituting net loss from discontinued operations, which is presented in the Condensed Consolidated Statements of Comprehensive Income:

	Three months ended	Six months ended
(In thousands)	June 30, 2015	June 30, 2015
Revenue	$43,902	$96,433

Costs and expenses:
Cost of revenue	33,017	70,462
Other expenses	13,660	27,712
Operating expenses	46,677	98,174
Loss on discontinued operations	(2,775)	(1,741)
Income tax benefit	(983)	(520)
Net loss on discontinued operations	$(1,792)	$(1,221)

The following tables present the major cash flow components of discontinued operations for the six months ended:

Six months ended
(In thousands)	June 30, 2015
Depreciation	$2,013
Amortization	10,437
Stock compensation expense	2,136
Capital expenditures	1,201

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

Primarily through our Bankrate.com brand, we provide consumer inquiries to advertisers that are listed in our mortgage and deposit rate tables and that hyperlink their listings or provide a phone number. Under this arrangement, advertisers pay Bankrate each time a consumer clicks on that advertiser's hyperlink or calls the phone number. All clicks and calls are screened for fraudulent characteristics in accordance with Interactive Advertising Bureau advertising standards and then charged to the customer’s account.

Primarily through our CreditCards.com brand, other owned and operated sites, and through our affiliate networks, we provide consumer inquiries to credit card issuers and principally record sales after the credit card issuers approve the consumer’s credit application.

Primarily through our Caring.com brand, we provide helpful caregiving content, a comprehensive online directory of senior living communities and in-home care providers for the United States, and telephone support and advice from trained Family Advisors to consumers looking for senior care options as well as thousands of original articles, helpful tools, and the collective wisdom of an involved online community.

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

•

Senior Care – we provide a comprehensive online directory of senior living communities and in-home care providers for the United States, and telephone support and advice from trained Family Advisors to consumers looking for senior care options, as well as thousands of original articles, helpful tools, and the collective wisdom of an involved online community.

•

Other – includes unallocated corporate overhead, the elimination of transactions between segments and the results of operations of Quizzle, and our operations in China which we are winding down and ending.

Executive Summary

During 2016:

•	Revenues increased 10.0% to $98.3 million and 7.4% to $191.8 million in the second quarter and year-to-date, respectively, from the same periods in 2015
•

Net income from continuing operations decreased by $43.4 million to a loss of $41.3 million and decreased $47.1 million to a loss of $40.6 million in the second quarter and year-to-date, respectively, from the same periods in 2015

•	Adjusted EBITDA decreased 27.7% to $22.6 million and 27.5% to $45.9 million in the second quarter and year-to-date, respectively, from the same periods in 2015
•

Completed the acquisition of the Next Advisor Business, a leading online source of independent and in-depth research and reviews of credit cards, personal finance and internet services, which will accelerate our business, broaden our reach and increase the number of ways we can engage with consumers looking for credit card information

•	Initiated the process of winding down our operations in China after negotiations with potential buyers did not result in a transaction
•

Recorded a $25.0 million impairment charge to goodwill in our Banking segment as the operating results began to track below plan, primarily due to macroeconomic trends impacting its deposit and display advertising businesses

•

Recorded a $20.0 million expense for a proposed settlement of the private securities class action lawsuit, of which approximately 70% of the settlement is expected to be reimbursed from insurance proceeds

•	Completed the authorized share repurchase program with the repurchase of approximately 5.6 million shares

Certain Trends Influencing Our Business

Our business benefits from the secular shift toward consumer use of online networks to research and shop for personal finance products coupled with increased consumer interest in comparison shopping for such products, and the related shift in advertiser demand from offline to online and toward the targeting of in-market consumers. Our ability to benefit from these trends depends on the strength of our position in the personal finance services markets driven by our brands, proprietary and aggregated content, breadth and depth of personal finance products, distribution, position in search results and monetization capabilities. The key drivers of our business include the number of in-market consumers visiting our online network, including the number of page views they generate; the cost of bringing those consumers to our online network; the availability of financial products; and the demand of our online network advertisers. We believe that increases in housing activity and general consumer financial activity and fluctuations in interest rates positively impact these drivers while decreases in these areas, or a deterioration in macroeconomic conditions, could have a negative impact on these drivers.

Key Initiatives

We are focused on the following key initiatives to drive our business:

•

increasing visitor traffic to our online network, including enhancing search engine marketing and keyword buying, and expanding display advertising and content marketing on social networks and via direct response advertising;

•	traffic optimization and monetization for both desktop and mobile;
•	investing in our technical infrastructure to enhance the experience of both consumers and advertisers;
•	developing tools and content that result in repeat visits and ongoing engagement by the consumers on our site;

•	optimizing the revenue of our cost-per-thousand-impressions, cost-per-click, cost-per-call and cost-per-approval models on our online network;
•	revenue optimization associated with updated site designs and functionality;
•	revenue optimization through value-based pricing for our mortgage and deposit products; and
•	integrating our acquisitions to maximize synergies and efficiencies.

Critical Accounting Policies

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenue and expenses during the period. We base our judgments, estimates and assumptions on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. There have been no significant changes in our critical accounting policies or estimates during the six months ended June 30, 2016 as compared to the critical accounting policies and estimates disclosed in management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K dated March 9, 2016 and filed with the SEC, except as updated in Note 1 in Notes to the Condensed Consolidated Financial Statements.

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

Management evaluates the operating results of each of our operating segments based upon revenue and “Adjusted EBITDA”, which we define as income from continuing operations before depreciation and amortization; interest; income taxes; changes in fair value of contingent acquisition consideration; stock-based compensation; and other items such as loss on extinguishment of debt, legal settlements, acquisition, disposition and related expenses; restructuring charges; any impairment charge; Next Advisor contingent payments for the acquisition; CEO transition costs; costs related to the Restatement, the Internal Review, the SEC and DOJ investigations and related litigation and indemnification obligations; purchase accounting adjustments; and the adjusted EBITDA results of our operations in China as we are winding down and ceasing its operations. Our presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

The following table displays our results for the respective periods expressed as a percentage of total revenue.

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
Statement of Operations Data:	2016	2015	2016	2015
Revenue	100%	100%	100%	100%

Costs and expenses:
Cost of revenue	54%	47%	52%	47%
Sales and marketing	4%	5%	5%	5%
Product development and technology	8%	6%	7%	6%
General and administrative	20%	19%	19%	18%
Legal settlements	20%	(1%)	10%	0%
Acquisition, disposition and related expenses	1%	0%	1%	0%
Restructuring charges	0%	0%	0%	0%
Changes in fair value of contingent acquisition consideration	0%	2%	0%	0%
Impairment charge	25%	0%	13%	0%
Depreciation and amortization	11%	11%	11%	11%
Total costs and expenses	145%	89%	118%	87%
(Loss) income from operations	(45%)	11%	(18%)	13%

Interest and other expenses, net	5%	7%	5%	7%

(Loss) income before taxes	(50%)	4%	(23%)	7%
Income tax (benefit) expense	(8%)	2%	(2%)	3%
Net (loss) income from continuing operations	(42%)	2%	(21%)	4%

Net income (loss) from discontinued operations	0%	(2%)	0%	(1%)
Net (loss) income	(42%)	0%	(21%)	3%

Three months ended June 30, 2016 compared to June 30, 2015

Revenue

Total revenue was $98.3 million and $89.3 million for the three months ended June 30, 2016 and 2015, respectively, representing an increase of $9.0 million or 10.0%. Banking segment revenue decreased $3.7 million, Credit Cards revenue increased $13.6 million and Senior Care revenue increased $308,000, while revenue in Other decreased $1.2 million. See our segment results of operations discussion for further information.

Cost of Revenue

Cost of revenue for the three months ended June 30, 2016 of $52.6 million was $10.9 million higher than the same period in 2015. The increase was primarily attributed to higher paid marketing expense of $8.8 million, higher employee compensation and benefits expense of $1.0 million, higher spend on web analytics of $967,000, higher outside labor and consultant expense of $249,000, increased information technology spend of $376,000 and other costs, partially offset by lower distribution payments to our online partners of $686,000.

Sales and Marketing

Sales and marketing expenses for the three months ended June 30, 2016 of $4.5 million increased $70,000 from prior year, primarily due to a  $289,000 increase in software, computers and other information technology spend, $353,000 increase in professional fees and other expense, partially offset by $229,000 lower stock compensation expense, $184,000 lower marketing, conference and other expenses, $159,000 decreased compensation and benefits costs.

Product Development and Technology

Product development and technology costs for the three months ended June 30, 2016 of $7.5 million were approximately $1.7 million higher than the comparable period in 2015, primarily due to $1.1 million of higher total employee costs, including compensation, benefits and incentive compensation, and a $539,000 increase in technology spend.

General and Administrative

General and administrative expenses for the three months ended June 30, 2016 of $19.8 million were $3.3 million higher than the same period in 2015, due primarily to $3.5 million of higher compensation and benefit costs, which includes contingent payments to Next Advisor employees,  $1.2 million higher facility and other expenses, which includes additional lease expense for the new headquarters location, $1.0 million of higher outside labor and consulting costs, $554,000 higher incentive compensation expense, $237,000 increased information technology costs and $191,000 increased travel expense, partially offset by $3.4 million in lower expenses related to the Restatement, the Internal Review, the SEC and DOJ investigations and related litigation and $117,000 lower stock compensation expense.

Legal Settlements

During the three months ended June 30, 2016, we recorded a $20.0 million expense for a proposed settlement of the private securities class action lawsuit. Approximately 70% of the settlement is expected to be reimbursed from insurance proceeds.

Acquisition, Disposition and Related Expenses

Acquisition, disposition and related expenses for the three months ended June 30, 2016 were $1.3 million, primarily related to our acquisition of the Next Advisor business, as compared to $311,000 for the same period in 2015.

Changes in Fair Value of Contingent Acquisition Consideration

Changes in fair value of contingent acquisition consideration for the three months ended June 30, 2016 was $263,000 which related to $168,000 expense for the passage of time and $95,000 expense for the change in estimate.

Changes in fair value of contingent acquisition consideration for the three months ended June 30, 2015 was $628,000 for an increase due to the passage of time.

Impairment

During the three months ended June 30, 2016, we recorded $25.0 million for the impairment of goodwill in our Banking segment as management noted that the operating results of this segment had begun to track below plan, primarily due to macro trends impacting its deposit and display advertising businesses which resulted in a triggering event for impairment testing.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2016 of $11.1 million was $1.3 million higher than the same period in 2015 primarily as a result of amortization expense in connection with our acquisitions and higher depreciation expense associated with increased internal capitalized software as compared to 2015.

Interest and Other Expenses, net

Interest and other expenses, net for the three months ended June 30, 2016 of $5.0 million, decreased $1.4 million from the same period in 2015, primarily due the interest income from the deferred receivable for the sale of our insurance business.

Income Tax Expense

Our effective tax rate was a benefit of 15.3% during the three months ended June 30, 2016 compared to an expense of 43.8% in the same period in 2015. This change is primarily attributed to a higher charge taken for stock compensation in 2015 and the non-deductibility of the GAAP goodwill impairment charge over a loss before taxes in 2016.

Following is a discussion of the results of each of our reportable segments:

	Revenues		Adjusted EBITDA
	Three months ended		Three months ended
(In thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Banking	$23,249	$26,972	$4,815	$9,202
Credit Cards	69,650	56,054	24,690	25,816
Senior Care	6,022	5,714	464	(90)
Other	(619)	594	(7,353)	(3,660)
Total Company	$98,302	$89,334	22,616	31,268

Less:
Interest and other expenses, net			4,974	6,414
Depreciation and amortization			11,079	9,744
Changes in fair value of contingent acquisition consideration			263	628
Stock-based compensation expense			4,754	4,959
Legal settlements (A)			20,000	3
Acquisition, disposition and related expenses (B)			1,335	311
Restatement charges (C)			1,995	5,385
Impact of purchase accounting			-	1
Next Advisor contingent payments			1,371	-
China adjusted EBITDA loss (D)			598	64
Impairment charge (E)			25,000	-
(Loss) income before income taxes			$(48,753)	$3,759

__________

(A)

During the three months ended June 30, 2016, a $20.0 million expense was recorded for a proposed settlement of the private securities class action lawsuit pending against the Company. Approximately 70% of the settlement is expected to be reimbursed from insurance proceeds.

(B)	Acquisition, disposition and related expenses represent direct expenses related to the Next Advisor acquisition.
(C)	Restatement charges include costs related to the Restatement, the Internal Review, the SEC and DOJ investigations and related litigation and indemnification obligations.
(D)

Represents the Adjusted EBITDA loss of the operations in China. The results of China were previously presented as discontinued operations when it was actively marketed for sale. After the negotiations with the potential buyer did not result in a sale of the business, we initiated the process of winding down the operations.

(E)	During the three months ended June 30, 2016, we recorded $25.0 million for the impairment of goodwill in our Banking segment.

Banking

Revenue decreased $3.7 million (13.8%) for the three months ended June 30, 2016 compared with 2015. Of the total revenue decrease, consumer inquiry revenues generated through our rate tables decreased by $790,000 (4.9%) due to lower advertiser demand in our deposit vertical compared to the prior year. Overall unit pricing was 17.9% lower due to our efforts to align the price of each click with the value received by the advertisers, partially offset by a 15.9% increase in volume due to growth in our mortgage vertical. Other revenue decreased by $2.9 million primarily driven by a decline in sold advertising impressions.

Adjusted EBITDA decreased $4.4 million (47.7%) due primarily to reduced revenue. Expenses included in Adjusted EBITDA increased $663,000 from the prior year period. Cost of revenue declined by $530,000 primarily due to reduced paid marketing spend. Sales and marketing expense increased by $433,000, mainly attributed to increased compensation and benefits and technology spend. Product development costs increased by approximately $581,000 primarily due to increased technology spend. General and administrative expenses increased $179,000.

Credit Cards

Revenue increased $13.6 million (24.3%) for the three months ended June 30, 2016 compared with 2015, of which  $1.5 million of the year over year increase was related to the results of the Next Advisor business which was acquired during the quarter. Of the total revenue growth, consumer inquiry revenues from our owned and operated sites grew by $14.5 million (37.6%), of which approximately 54% came through higher consumer volume and the remainder came through better pricing and sales conversion. However, overall revenue growth was negatively impacted by lower affiliate revenues. Other revenue, which is largely comprised of revenue generated through third-party affiliates, was down $868,000.

Adjusted EBITDA decreased $1.1 million  (4.4%) for the three months ended June 30, 2016 compared with 2015. Expenses included in Adjusted EBITDA increased $14.7 million from the prior year period, primarily due to a $12.2 million increase in cost of revenue, mainly related to increased paid marketing expense. Sales and marketing expense increased $48,000. Product development and technology cost increased by $1.3 million primarily due to higher compensation, benefit and incentive compensation expense. General and administrative expenses were $1.3 million higher, mainly attributed to higher compensation,  benefit expense and incentive compensation and contract labor and consulting costs.

Senior Care

Revenue increased $308,000  (5.4%) for the three months ended June 30, 2016 compared with 2015. Of the total increase in revenue, consumer inquiry revenues generated through our platform increased by $587,000  (11.3%), which was primarily driven by a  higher number of move-ins from leads we provided to senior living communities, and an increase in the average referral fees generated. Other revenue, which is largely comprised of revenue generated through advertisers, was down $279,000 following a decision to de-emphasize pharmaceutical ad campaigns.

Adjusted EBITDA increased $555,000 primarily due to revenue growth and decreased cost of revenue and general and administrative expenses. Expenses included in Adjusted EBITDA decreased $248,000 from the prior year period. Cost of revenue decreased by $278,000 primarily due to lower lead acquisition costs. Sales and marketing expense was $95,000 higher, primarily attributed to employee compensation, benefits and commissions. Product development and technology cost increased by $48,000, and general and administrative expenses decreased $114,000.

Other

The Other segment includes the results of Quizzle, along with general corporate expenses and intercompany eliminations. Revenue for the three months ended June 30, 2016 compared with 2015 decreased $1.2 million, while Adjusted EBITDA excluding China decreased $3.7 million. The revenue decrease is primarily attributed to the lower results of Quizzle and increased intersegment revenue eliminations. The decrease in Adjusted EBITDA was primarily due to compensation, benefits and incentive compensation expense, accounting and other professional fees.

Six months ended June 30, 2016 compared to the June 30, 2015

Revenue

Total revenue was $191.8 million and $178.6 million for the six months ended June 30, 2016 and 2015, respectively, representing an increase of $13.2 million or 7.4%. Banking segment revenue decreased $7.5 million, Credit Cards revenue increased $20.0 million and Senior Care revenue increased $1.3 million, while revenue in Other decreased $508,000. See our segment results of operations discussion for further information.

Cost of Revenue

Cost of revenue for the six months ended June 30, 2016 of $100.0 million was $16.8 million higher than the same period in 2015. The increase was primarily attributed to higher paid marketing expense of $13.6 million, higher spend on web analytics of $2.2 million, higher employee compensation and benefits expense of $2.3 million, higher incentive compensation of $314,000 and other costs, partially offset by lower distribution payments to our online partners of $2.5 million.

Sales and Marketing

Sales and marketing expenses for the six months ended June 30, 2016 of $9.4 million increased $862,000 from prior year, primarily due to a  $215,000 increase in compensation and benefits, $498,000 increase in software, computers and other information technology spend, $87,000 increase in incentive compensation expense, $103,000 increase in sales commissions, $144,000 higher travel expense, and other expenses, partially offset by $405,000 lower stock compensation costs.

Product Development and Technology

Product development and technology costs for the six months ended June 30, 2016 of $14.0 million were approximately $3.3 million higher than the comparable period in 2015, primarily due to $2.5 million of higher total employee costs, including compensation, benefits and incentive compensation and a $651,000 increase in technology spend.

General and Administrative

General and administrative expenses for the six months ended June 30, 2016 of $36.7 million were $4.3 million higher than the same period in 2015, due primarily to $4.6 million of higher compensation and benefit costs, which includes the contingent payments to Next Advisor employees, $1.4 million higher corporate expenses including accounting, legal, insurance and other expenses, $1.4 million of higher outside labor and consulting costs, $1.1 million higher incentive compensation expense, $629,000 increased information technology costs, and  $358,000 increased travel expense, partially offset by $6.1 million in lower expenses related to the Restatement, the Internal Review, the SEC and DOJ investigations and related litigation and $588,000 lower stock compensation expense.

Legal Settlements

During the six months ended June 30, 2016, we recorded a $20.0 million expense for a proposed settlement of the private securities class action lawsuit, of which approximately 70% is expected to be reimbursed from insurance proceeds. This expense was partially offset by the recognition of insurance proceeds of $851,000 for reimbursement of previously incurred legal expenses in connection with this lawsuit.

Acquisition, Disposition and Related Expenses

Acquisition, disposition and related expenses for the six months ended June 30, 2016 were $1.3 million, primarily related to our acquisition of the Next Advisor business, as compared to $574,000 for the same period in 2015 primarily related to expenses for our acquisition of Quizzle.

Changes in Fair Value of Contingent Acquisition Consideration

Changes in fair value of contingent acquisition consideration for the six months ended June 30, 2016 was an expense of $101,000 which consisted of an increase of $322,000 related to the passage of time, partially offset by decrease in the fair value due to a change in estimate of $221,000.

Changes in fair value of contingent acquisition consideration for the six months ended June 30, 2015 was an increase of $388,000 and consisted of an increase of $1.3 million due to the passage of time, partially offset by a decrease in the fair value due to changes in estimates of $946,000.

Impairment

During the six months ended June 30, 2016, we recorded $25.0 million for the impairment of goodwill in our Banking segment as management noted that the operating results of this segment had begun to track below plan, primarily due to macro trends impacting its deposit and display advertising businesses which resulted in a triggering event for impairment testing.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended June 30, 2016 of $20.7 million was $1.4 million higher than the same period in 2015 primarily as a result of amortization expense in connection with our acquisitions and higher depreciation expense associated with increased internal capitalized software as compared to 2015.

Interest and Other Expenses, net

Interest and other expenses, net for the six months ended June 30, 2016 of $9.8 million, decreased $1.9 million from the same period in 2015, primarily due the interest income from the deferred receivable for the sale of our insurance business.

Income Tax Expense

Our effective tax rate was a benefit of 8.5% during the six months ended June 30, 2016 compared to an expense of 45.0% in the same period in 2015. This change is primarily attributed to a higher charge taken for stock compensation in 2015 and the tax non-deductibility of the GAAP goodwill impairment charge over a loss before income taxes in 2016.

Following is a discussion of the results of each of our reportable segments:

	Revenues		Adjusted EBITDA
	Six months ended		Six months ended
(In thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Banking	$47,595	$55,142	$10,097	$19,761
Credit Cards	132,793	112,828	50,488	51,904
Senior Care	12,209	10,900	12	(167)
Other	(817)	(310)	(14,672)	(8,152)
Total Company	$191,780	$178,560	$45,925	$63,346

Less:
Interest and other expenses, net			9,822	11,683
Depreciation and amortization			20,706	19,302
Changes in fair value of contingent acquisition consideration			101	387
Stock-based compensation expense			8,659	9,718
Legal settlements (A)			19,149	3
Acquisition, disposition and related expenses (B)			1,335	574
Restatement charges (C)			3,422	9,558
China adjusted EBITDA loss (D)			770	292
Next Advisor contingent payments			1,371	-
Impairment charge (E)			25,000	-
Impact of purchase accounting			-	35
Restructuring charges			(34)	-
(Loss) income before income taxes			$(44,376)	$11,794

__________

(A)

During the six months ended June 30, 2016,  legal settlements included a charge for $20.0 million for a proposed settlement of the private securities class action lawsuit pending against the Company,  of which approximately 70% is expected to be reimbursed from insurance proceeds;  partially offset by an $851,000 insurance claim that was reimbursed for previously incurred legal expenses related to this lawsuit.

(B)	Acquisition, disposition and related expenses represent direct expenses related to the Next Advisor acquisition.
(C)	Restatement charges include costs related to the Restatement, the Internal Review, the SEC and DOJ investigations and related litigation and indemnification obligations.
(D)

Represents the Adjusted EBITDA loss of the operations in China. The results of China were previously presented as discontinued operations when it was actively marketed for sale. After the negotiations with the potential buyer did not result in a sale of the business, we initiated the process of winding down the operations.

(E)	During the six months ended June 30, 2016, we recorded $25.0 million for the impairment of goodwill in our Banking segment.

Banking

Revenue decreased $7.5 million (13.7%) for the six months ended June 30, 2016 compared with 2015. Of the total revenue decrease, consumer inquiry revenues generated through our rate tables decreased by $3.0 million (8.6%) due to lower advertiser demand in our deposit vertical compared to the prior year. Overall unit pricing was 18.4% lower due to our efforts to align the price of each click with the value received by the advertisers, partially offset by an 11.7% increase in volume due to growth in our mortgage vertical. Other revenue decreased by $4.6 million primarily driven by a decline in sold advertising impressions.

Adjusted EBITDA decreased $9.7 million (48.9%) due primarily to reduced revenue. Expenses included in Adjusted EBITDA increased $2.1 million from the prior year period. Cost of revenue declined by $809,000 primarily due to reduced paid marketing spend. Sales and marketing expense increased by $1.1 million, mainly attributed to increased compensation and benefits, variable compensation expense and technology spend. Product development costs increased by approximately $1.3 million primarily due to higher compensation, benefit and incentive compensation expense, technology spend and increased consulting costs. General and administrative expenses increased $493,000, primarily due to increased compensation, benefit and incentive compensation expense compensation expense.

Credit Cards

Revenue increased $20.0 million (17.7%) for the six months ended June 30, 2016 compared with 2015,  of which $1.5 million was generated by the Next Advisor business since its acquisition date of June 17, 2016. Of the total revenue growth, consumer inquiry revenues from our owned and operated sites grew by $24.3 million (32.9%), of which approximately 54% came through higher pricing and sales conversion and the remainder came through increased consumer volume. However, overall revenue growth was negatively impacted by lower affiliate revenues. Other revenue, which is largely comprised of revenue generated through third-party affiliates, was down $4.3 million.

Adjusted EBITDA decreased $1.4 million  (2.7%) for the six months ended June 30, 2016 compared to with 2015. Expenses included in Adjusted EBITDA increased $21.4 million from the prior year period, primarily due to a $17.3 million increase in cost of revenue, mainly related to increased paid marketing expense which was partially offset by lower affiliate revenue share payments. Sales and marketing expense increased $226,000, primarily due to higher incentive compensation expense and professional fees. Product development and technology cost increased by $2.0 million primarily due to higher compensation, benefit and incentive compensation expense and professional fees. General and administrative expenses were $1.9 million higher, mainly attributed to higher compensation, benefit and incentive compensation expense and contract labor and consulting costs.

Senior Care

Revenue increased $1.3 million (12.0%) for the six months ended June 30, 2016 compared with 2015. Of the total increase in revenue, consumer inquiry revenues generated through our platform increased by $1.9 million (19.5%), which was primarily driven by a  higher number of move-ins from leads we provided to senior living communities, and an increase in the average referral fees generated. Other revenue, which is largely comprised of revenue generated through advertisers, was down $623,000 following a decision to de-emphasize pharmaceutical ad campaigns.

Adjusted EBITDA increased $179,000 primarily on increased revenue. Expenses included in Adjusted EBITDA increased $1.1  million from the prior year period, cost of revenue increased by $699,000 primarily due to higher employee compensation, benefits and incentive compensation expenses, partially offset by lower lead generation costs and lower affiliate revenue share payments. Sales and marketing expense was $232,000 higher, primarily attributed to employee compensation, benefits and commissions. Product development and technology cost increased by $197,000 primarily attributed to employee compensation, benefits and incentive compensation expense. General and administrative expenses decreased $33,000.

Other

The Other segment includes the results of Quizzle,  general corporate expenses and intercompany eliminations. Revenue for the six months ended June 30, 2016 compared with 2015 decreased $507,000, while Adjusted EBITDA excluding China decreased $6.5 million. The revenue decrease is attributed primarily to higher intersegment revenue eliminations. The decrease in Adjusted EBITDA was primarily due to compensation, benefits and incentive compensation expense, accounting and other professional fees.

Liquidity and Capital Resources

(In thousands)	June 30, 2016	December 31, 2015	Change
Cash and cash equivalents	$121,951	$237,204	$(115,253)
Working capital	$143,610	$261,276	$(117,666)
Stockholders' equity	$674,221	$761,195	$(86,974)

Our principal ongoing source of operating liquidity is the cash generated by our business operations. We consider all highly liquid debt investments purchased with an original maturity of less than three months to be cash equivalents.

Our primary uses of cash have been to fund our working capital and capital expenditure needs, fund acquisitions, service our debt obligations and repurchase of Company shares. We believe that we can generate sufficient cash flows from operations to fund our operating and capital expenditure requirements, as well as to service our debt obligations, for the next 12 months. In the event we experience a significant adverse change in our business operations, we would likely need to secure additional sources of financing.

As of June 30, 2016, we had working capital of $143.6 million and our primary commitments were normal working capital requirements and $7.0 million in accrued interest for the Senior Notes. In addition, we have commitments for guaranteed and contingent earnout obligations related to past acquisitions totaling $41.1 million as of June 30, 2016.

As of December 31, 2015, we had working capital of $261.3 million and our primary commitments were normal working capital requirements and $6.9 million in accrued interest for the Senior Notes. We had commitments for guaranteed and contingent earnout obligations related to past acquisitions totaling $16.3 million as of December 31, 2015.

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

Debt Financing

Senior Notes

As of June 30, 2016, we had $300.0 million in Senior Notes outstanding for which interest is accrued daily on the outstanding principal amount at 6.125% and is payable semi-annually, in arrears, on February 15th and August 15th. The Senior Notes are due August 15, 2018. Accrued interest on the Senior Notes as of June 30, 2016 is approximately $7.0 million. Refer to Note 10 in the Notes to Condensed Consolidated Financial Statements for a further description of the Senior Notes.

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

As of June 30, 2016, we had approximately $803,000 in letters of credit outstanding under the Revolving Credit Facility and we were in compliance with all required covenants.

Cash Flows

Operating Activities

During the six months ended June 30, 2016, operating activities provided cash of $17.7 million compared to $44.5 million during the six months ended June 30, 2015. This decrease is mainly due to:

•

a  year-over-year decrease of $35.3 million in net income excluding non-cash charges (primarily depreciation and amortization, stock-based compensation, impairment charges and changes in fair value of contingent acquisition consideration), primarily attributable to the current year’s lower operating results

•	taxes paid of $1.7 million during the six months ended June 30, 2016 compared to a refund of $10.7 million in the six months ended June 30, 2015
•

an increase related to operating assets and liabilities of $20.9 million, which includes $20.0 million for the proposed settlement of the private securities class action lawsuit, compared to prior year

Investing Activities

For the six months ended June 30, 2016, cash used in investing activities was $66 million and primarily consisted of:

•	$63.4 million for the acquisition of Next Advisor
•	$2.6 million for purchases of furniture, fixtures, equipment and capitalized website development costs

For the six months ended June 30, 2015, cash used in investing activities was $38.2 million and primarily consisted of:

•	$30.8 million of business acquisitions
•	$7.5 million for purchases of furniture, fixtures, equipment and capitalized website development costs

Financing Activities

For the six months ended June 30, 2016, cash used in financing activities was $66.8 million due to:

•

the repurchase of Company stock of $54.4 million (which includes purchases under the stock purchase program completed in the second quarter as well as withholdings for taxes on vesting of employee stock-based compensation awards)

•	$8.6 million of payments of contingent acquisition consideration
•	$3.8 million of payments of guaranteed deferred acquisition payments

For the six months ended June 30, 2015, cash used by financing activities was $9.5 million primarily due to:

•	$7.2 million of payments of contingent acquisition consideration
•	the repurchase of Company stock of $2.3 million for withholdings for taxes on vesting of employee stock-based compensation awards

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The primary objective of our investment strategy is to preserve principal while maximizing the income we receive from investments without significantly increasing risk. To minimize this risk, to date we have maintained our portfolio of cash equivalents in short-term and overnight investments that are not subject to market risk, as the interest paid on such investments fluctuates with the prevailing interest rates. As of June 30, 2016, all of our cash equivalents mature in less than three months.

None of our outstanding debt as of June 30, 2016 was subject to variable interest rates as we did not have an outstanding balance for borrowed money under our Revolving Credit Facility as of June 30, 2016. Interest under the Revolving Credit Facility accrues at variable rates based, at our option, on the alternate base rate (as defined in the Revolving Credit Facility) plus a margin of 3.0% or at the adjusted LIBO rate (as defined in the Revolving Credit Facility) plus a margin of 2.0%. Our fixed interest rate debt includes $300.0 million of the Senior Notes in the aggregate principal amount.

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

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act, as amended (the “Exchange Act”), management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2016 and determined that the disclosure controls and procedures were not effective at a reasonable assurance level as of that date. Management based its conclusion on the fact that the material weakness in the operating effectiveness of our internal control over financial reporting that existed at December 31, 2015, as disclosed in our 2015 Annual Report, had not been remediated at June 30, 2016, as the Company was still in the process of fully implementing or testing the effectiveness of various remediation measures. For a description of the material weakness, see Part II, Item 9A in the 2015 Annual Report.

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

Remediation Plan

We and our Board treat the controls surrounding, and the integrity of, our financial statements with the utmost priority. Management is committed to the planning and implementation of remediation efforts to address control deficiencies and any other identified areas of risk. These remediation efforts, which are either implemented or in process, are intended to both address the identified material weakness and to enhance our overall financial control environment. In particular:

•	we will complete the training of the new personnel hired in our accounting and financial reporting functions.
•	we will continue to strengthen our interim and annual financial review controls to function with a sufficient level of precision to detect and correct errors on a timely basis.
•	we will continue to improve the timeliness of our closing processes with respect to interim and annual periods.
•	we have added an additional internal technical accounting resource.
•	we will consolidate our division and corporate accounting onto a single accounting software platform.

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

Changes in Internal Control over Financial Reporting

Other than the changes described above under “Remediation Plan” that occurred during the quarter ended June 30, 2016, there were no changes in our internal control over financial reporting during the quarter ended June  30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Company Purchase of Equity Securities

The following table sets forth the Company’s purchases of equity securities for the periods indicated:

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value)
			Shares Purchased as	of Shares That May
			Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans or
Period	Shares Purchased	Paid Per Share	or Programs	Programs (A)
April 1, 2016 through April 30, 2016	2,696,120	$8.97	2,696,120	$12
May 1, 2016 through May 31, 2016	-	$-	-	$12
June 1, 2016 through June 30, 2016	-	$-	-	$12

(A)

In  February 2016, the Company's Board of Directors authorized a $50.0 million share repurchase program which allows the Company to repurchase shares of its common stock in open market or private transactions up to $50.0 million, excluding commissions. The Company completed the authorized share repurchase during April 2016.

Item 3.   Default Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not Applicable

Item 5.    Other Information

Not Applicable

Item 6.     Exhibits

Exhibit No.	Description

2.1

Asset Purchase Agreement, dated as of May 5, 2016, by and among Bankrate, Inc., Next Advisor, Inc. and Robert E. Larson (incorporated by reference to Exhibit 2.1 to the Company’s Periodic Report on Form 8-K filed with the SEC on June 23, 2016)

10.1

Registration Rights Agreement, dated as of June 17, 2016, by and between Bankrate, Inc. and Next Advisor, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Periodic Report on Form 8-K filed with the SEC on June 23, 2016)

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

     Bankrate, Inc.

Date August 5, 2016	By:	/s/ Steven D. Barnhart
Steven D. Barnhart
Senior Vice President, Chief Financial Officer (Mr. Barnhart is the Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant)