Form 10-Q
period 2016-09-30
Bankrate, Inc.
filed 2016-11-08
CIK 1518222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File No. 1-35206

(Exact name of registrant as specified in its charter)

Delaware	65-0423422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1675 Broadway, 22nd Floor New York, NY	10019
(Address of principal executive offices)	(Zip Code)

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

The number of outstanding shares of the issuer’s common stock as of October 31, 2016  was as follows: 90,133,475  shares of Common stock, $.01 par value.

Bankrate, Inc. and Subsidiaries

Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2016

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

•	changes in the way that search engines display paid and organic search results and the impact of those changes on the number of consumers that visit our online network;
•	the cost of driving consumers to our online network, including without limitation our ability to generate traffic profitably through online marketing channels;
•	our dependence on traffic from our partners to produce a significant portion of the Company’s revenue and our ability to establish and maintain distribution arrangements;
•	risks related to the successful integration of the NextAdvisor business acquired and the ability to realize the expected benefits from such acquisition;
•	risks and uncertainties associated with the NextAdvisor business;
•	the willingness of consumers to accept the Internet and our online network as a medium for obtaining information on financial products or senior care;
•	shift of visitors from desktop to mobile and mobile app environments;
•	the rate of conversion of consumers’ visits to our websites or mobile applications into senior care referrals and the rate at which those referrals result in move-ins with our senior care customers;
•	the number of consumers seeking information about the financial and senior care products we have on our websites or mobile applications;
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

•

risks relating to the defense or litigation of lawsuits, including without limitation the failure to obtain final court approval of the proposed settlement of the putative securities law class action lawsuit described in our SEC filings or delay in obtaining such approval, and risks related to decisions by class members to opt out of or object to the proposed settlement;

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

•	risks associated with the wind down of our operations in China:
•	the strength of the U.S. economy in general and the financial services industry in particular;
•	changes in monetary and fiscal policies of the U.S. government and interest rate volatility;
•	changes in consumer spending and saving habits;
•	review of our business and operations by regulatory or other governmental authorities;
•	changes in laws and regulations or interpretations of laws and regulations, other changes in the legal and regulatory environment, and the impact of such changes on the operation of our business;
•

any further impairment to our goodwill and/or intangible assets, including without limitation further impairment of the goodwill of our Banking reporting unit or our Quizzle reporting unit, and the potential for impairment of the goodwill of our

Senior Care reporting unit, as discussed in Note 2 to the Condensed Consolidated Financial Statements included in this report;
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

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

Bankrate, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	(Unaudited)
	September 30,	December 31,
	2016	2015
Assets
Cash and cash equivalents	$135,831	$237,204
Accounts receivable, net of allowance for doubtful accounts of
$238 and $147, respectively	71,029	56,265
Prepaid expenses and other current assets	23,404	27,773
Total current assets	230,264	321,242
Furniture, fixtures and equipment, net of accumulated depreciation of
$20,115 and $16,027, respectively	14,092	10,189
Intangible assets, net of accumulated amortization of
$194,986 and $168,627, respectively	208,924	205,766
Goodwill	604,789	567,544
Other assets	36,059	23,127
Total assets	$1,094,128	$1,127,868
Liabilities and stockholders' equity
Liabilities
Accounts payable	$11,163	$10,147
Accrued expenses	31,917	25,838
Deferred revenue and customer deposits	1,086	1,508
Accrued interest payable	2,297	6,890
Other current liabilities	7,211	15,583
	53,674	59,966
Deferred income taxes	6,950	7,552
Long term debt, net of unamortized discount	295,103	293,284
Other liabilities	48,976	5,871
Total liabilities	404,703	366,673
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock, par value $.01 per share -
300,000,000 shares authorized
103,133,890 shares and 103,845,310 shares issued,
respectively; 90,145,705 shares and 96,794,018 shares outstanding, respectively	1,032	1,039
Additional paid-in capital	898,440	886,261
Accumulated deficit	(66,973)	(36,985)
Less: Treasury stock, at cost - 12,988,185 shares and 7,051,292 shares, respectively	(142,344)	(88,616)
Accumulated other comprehensive loss	(730)	(504)
Total stockholders' equity	689,425	761,195
Total liabilities and stockholders' equity	$1,094,128	$1,127,868

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bankrate, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands, except share and per share data)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
Revenue	$128,798	$99,659	$320,578	$278,219

Costs and expenses:
Cost of revenue	64,516	44,526	164,936	127,700
Sales and marketing	4,619	4,269	13,237	12,773
Product development and technology	8,122	6,320	22,171	17,060
General and administrative	23,939	19,206	60,928	51,602
Legal settlements	(13,824)	-	5,325	3
Acquisition, disposition and related expenses	(80)	557	1,255	1,131
Restructuring-related expenses	(93)	93	(127)	93
Changes in fair value of contingent acquisition consideration	3,389	348	3,490	736
Impairment charges	4,178	-	29,178	-
Depreciation and amortization	10,845	9,983	31,551	29,285
Total costs and expenses	105,611	85,302	331,944	240,383
Income (loss) from operations	23,187	14,357	(11,366)	37,836

Interest and other expenses, net	4,871	5,583	14,693	17,266

Income (loss) before taxes	18,316	8,774	(26,059)	20,570
Income tax expense	7,534	3,109	3,747	8,411
Net income (loss) from continuing operations	10,782	5,665	(29,806)	12,159
Net loss from discontinued operation, net of income taxes	(96)	(29,056)	(182)	(30,277)
Net income (loss)	$10,686	$(23,391)	$(29,988)	$(18,118)

Basic net income (loss) per share:
Continuing operations	$0.12	$0.06	$(0.33)	$0.12
Discontinued operation	-	(0.30)	-	(0.30)
Basic net income (loss) per share:	$0.12	$(0.24)	$(0.33)	$(0.18)

Diluted net income (loss) per share:
Continuing operations	$0.12	$0.06	$(0.33)	$0.12
Discontinued operation	-	(0.29)	-	(0.30)
Diluted net income (loss) per share	$0.12	$(0.23)	$(0.33)	$(0.18)

Weighted average common shares outstanding:
Basic	87,865,210	98,637,078	89,596,668	98,661,043
Diluted	88,895,104	99,305,197	89,596,668	99,246,176

Net income (loss)	$10,686	$(23,391)	$(29,988)	$(18,118)
Other comprehensive loss, net of tax	(69)	(123)	(226)	(96)
Comprehensive income (loss)	$10,617	$(23,514)	$(30,214)	$(18,214)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bankrate, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended
	September 30,	September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(29,988)	$(18,118)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,551	48,000
Provision for doubtful accounts receivable	103	281
Deferred income taxes	(602)	334
Amortization of deferred financing charges and original issue discount	2,038	1,130
Stock-based compensation	14,053	21,609
Loss on disposal of assets	175	75
Changes in fair value of contingent acquisition consideration	3,490	736
Impairment charges	29,178	35,000
Purchase accounting adjustment	41	(1,010)
Change in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(6,610)	(4,970)
Prepaid expenses and other assets	(10,160)	7,970
Accounts payable	(1,260)	5,679
Accrued expenses	3,749	(18,969)
Other liabilities	1,889	(10,175)
Deferred revenue and customer deposits	(422)	(400)
Net cash provided by operating activities	37,225	67,172

Cash flows from investing activities
Purchases of furniture, fixtures and equipment and capitalized software and website development costs	(8,318)	(10,439)
Cash used in business acquisitions, net	(63,409)	(30,753)
Net cash used in investing activities	(71,727)	(41,192)

Cash flows from financing activities
Cash paid for contingent acquisition consideration	(8,613)	(7,545)
Cash paid for deferred acquisition consideration	(3,750)	-
Purchase of Company stock	(54,583)	(15,683)
Net cash used in financing activities	(66,946)	(23,228)

Effect of exchange rate on cash and cash equivalents	75	101
Net (decrease) increase in cash	(101,373)	2,853
Cash - beginning of period	237,204	142,051
Cash - end of period	135,831	144,904
Less cash of discontinued operations - end of period	-	16,203
Cash of continuing operations - end of period	$135,831	$128,701

Supplemental disclosure of other cash flow activities
Cash paid for interest	$18,597	$18,641
Cash refunded for taxes, net	(5,791)	(6,261)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bankrate, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The Company

Bankrate, Inc. and its subsidiaries (“Bankrate” or the “Company,” “we,” “us,” “our”) own and operate an Internet-based consumer banking, personal finance and senior care network (“Online Network”). Our flagship websites, Bankrate.com,  CreditCards.com and Caring.com are some of the Internet’s leading aggregators of information on more than 300 financial and senior care products and services, including mortgages, deposits, credit cards, other personal finance categories and senior care resources. Additionally, we provide financial applications and information to a network of distribution partners and through national and state publications.

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

•	Other – includes unallocated corporate overhead, the elimination of transactions between segments and the wind down of our China operations.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Bankrate, Inc., and subsidiaries CreditCards.com, Inc. (“CreditCards”), LinkOffers, Inc., CreditCards.com Limited (United Kingdom), Freedom Marketing Limited (United Kingdom), Caring, Inc., Wallaby Financial Inc., Quizzle, LLC, and BR1 Holdings, LLC after elimination of all intercompany accounts and transactions.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement of our results have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, for any future interim period or for any future year.

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

Reclassifications

During the third quarter 2016, management revised the strategy of its Quizzle reporting unit to focus its technology resources primarily on enhancing the user experience of the products and services provided by the Banking segment through greater personalization, and realigned its management reporting structure by integrating the Quizzle operations into the Banking segment. All segment results reported for the three and nine months ended September 30, 2016 and 2015, and as of December 31, 2015, have been revised to reflect such change.

Certain amounts presented for the three and nine months ended September 30, 2015 reflect reclassifications made to conform to the presentation in our 2015 Annual Report and our current presentation. We revised the calculations of basic and diluted weighted average common shares outstanding for certain adjustments to the prior year presentation. There was no change in the calculated basic net income per share or diluted net income per share in total for the three and nine months ended September 30, 2016.

In accordance with the adoption of Accounting Standards Update (“ASU”) ASU 2015-03, “Imputation of Interest—Simplifying the Presentation of Debt Issuance Costs,” our senior unsecured notes are presented net of their related deferred financing costs as of September 30, 2016 and December 31, 2015.

Our operations in China were previously presented as a  discontinued operation as we were marketing them for sale. During the second quarter 2016 we could not come to terms with the potential buyers of the business, negotiations ended and the plan to sell the business was abandoned. It was then determined to start the process of winding down and closing the operations in China, a process which, based on local requirements and regulations, is not expected to be completed until 2017.  During the nine months ended September 30, 2016, we recorded approximately $723,000 for the acceleration of amortization and depreciation of certain intangible and work-in-process assets, furniture, fixtures and equipment and other assets based on their estimated remaining future economic life, and $479,000 as employee severance as the operations wind down.

Discontinued Operation

In December 2015, we sold our Insurance business. In accordance with GAAP, the results of our Insurance business through the date of sale, December 29, 2015, are presented as a  discontinued operation, and, as such, have been excluded from continuing operations in the Condensed Consolidated Statements of Comprehensive Income (Loss) for all periods presented. The operating results of the Insurance business for 2015 are classified as a  discontinued operation in the Company’s condensed consolidated financial statements with the exception of the condensed consolidated statements of cash flows which is presented on a consolidated basis. The operating results of the Insurance business are consistently excluded from the Notes to Condensed Consolidated Financial Statements for all periods presented. During the three and nine months ended September 30, 2016 we incurred expenses and received reimbursements related to our 2015 disposal of our Insurance business, which have been classified as a discontinued operation. See Note 13—Discontinued Operation for presentation of the results of the discontinued operation of the Insurance business.

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

In April 2015, the FASB issued ASU 2015-03, “Imputation of Interest—Simplifying the Presentation of Debt Issuance Costs.” This guidance requires that the debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the debt liability, consistent with the presentation of a debt discount. We adopted ASU 2015-03 on January 1, 2016, as required. The Company’s $300.0 million senior unsecured notes due 2018 are presented at September 30, 2016 and December 31, 2015 net of deferred financing costs of $3.6 million and $4.9 million, respectively. Deferred financing costs were previously included in other assets in the condensed consolidated financial statements.

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

Recently Issued Pronouncements, Not Adopted as of September 30, 2016

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

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and to provide related footnote disclosures in certain circumstances. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. We do not expect the adoption of this guidance to have an impact on our consolidated financial statements and related disclosures.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” to address diversity in how certain specific cash receipts and cash payments are presented and classified in the statement of cash flows. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted for any entity in any interim or annual period. The effect of this update will impact the classification of certain transactions on our statement of cash flows.

NOTE 2 – GOODWILL AND INTANGIBLE ASSETS

During the third quarter 2016, management revised the strategy of its Quizzle reporting unit to focus its technology resources primarily on enhancing the user experience of the products and services provided by the Banking segment through greater personalization, and realigned its management reporting structure by integrating the Quizzle operations into the Banking segment. Management determined that these changes, along with the performance of initiatives utilizing Quizzle resources, represented a triggering event for impairment testing at the Quizzle reporting unit. As a result, we completed Step 1 analysis of goodwill, which indicated that the fair value was lower than the reporting unit’s carrying value. In accordance with ASC 350-20-35-18, management elected to make an estimate of the goodwill impairment charge as of September 30, 2016, subject to completing our review and finalizing Step 2 of the analysis during the fourth quarter 2016. The estimate was determined using the income and market approaches, and was based on a number of factors including the estimated fair value of developed technology, trademarks and customer relationships,  as well as relevant market related data. The estimated impairment of goodwill for the Quizzle reporting unit as of September 30, 2016 was $4.2 million. Subsequent to the estimated impairment charge recorded, the carrying values of Quizzle’s goodwill and intangible assets as of September 30, 2016 were $14.4 million and $8.9 million, respectively.

During the second quarter 2016, management noted that the operating results of its Banking reporting unit had begun to track below plan, primarily due to macroeconomic trends impacting its deposit and display advertising businesses. This triggering event resulted in impairment testing as of June 30, 2016. It was concluded that the reporting unit’s goodwill was impaired and we recorded a $25.0 million charge for the impairment of its goodwill, determined using the income and market approaches. The Banking reporting unit was tested for impairment again as of September 30, 2016 and it was concluded that no impairment had occurred. The fair value was greater than the carrying value by less than 1%. If Banking does not track to expectations, this could lead to further impairment.

During the first quarter 2016, the Company’s agreement with a large customer of its Senior Care segment was not renewed. This triggering event resulted in impairment testing as of February 29, 2016. It was concluded that no impairment had occurred. The fair value was greater than the carrying value by approximately 18%, however, the absolute dollar amount of the Senior Care cushion was small. If Senior Care does not track to expectations for strong growth, this could lead to impairment.

Management did not identify any other circumstances or triggers with its other reporting units during the third quarter that could “more likely than not” reduce the fair value of those reporting units below the carrying amounts based upon the financial performance in the third quarter of 2016.

During the second quarter 2016, the Company acquired the NextAdvisor business, which is reported in our Credit Cards segment (see Note 11—Acquisitions).

Goodwill activity for the nine months ended September 30, 2016 is shown below:

(In thousands)	Banking (A)	Credit Cards	Senior Care	Total Company
Balance, January 1, 2016	$159,148	$383,878	$24,518	$567,544
Additions due to acquisitions	-	66,423	-	66,423
Impairment charges (B)	(29,178)	-	-	(29,178)
Balance, September 30, 2016	$129,970	$450,301	$24,518	$604,789

__________

(A)During the third quarter 2016, management realigned its management reporting structure by integrating the Quizzle operations into the Banking segment. Previously, Quizzle was reported within Other.

(B)During the third quarter 2016, the Company recorded $4.2 million for the impairment of goodwill in its Quizzle reporting unit and during the second quarter 2016 recorded $25.0 million for the impairment of goodwill in its Banking reporting unit.

Intangible assets consist primarily of trademarks and domain names, customer relationships, affiliate relationships and developed technologies. Intangible assets are being amortized over their estimated useful lives on a straight-line basis. The increase in intangible assets during 2016 relates to our acquisition of the NextAdvisor business.

Intangible assets subject to amortization were as follows as of September 30, 2016:

(In thousands)	Cost	Accumulated Amortization	Net	Weighted Average Amortization Period Years
Trademarks and domain names	$205,408	$(80,858)	$124,550	16.5
Customer relationships	157,831	(96,221)	61,610	9.0
Affiliate relationships	12,670	(6,787)	5,883	10.3
Developed technologies	26,570	(10,981)	15,589	7.6
Non-compete	1,431	(139)	1,292	3.0
	$403,910	$(194,986)	$208,924	12.7

Intangible assets subject to amortization were as follows as of December 31, 2015:

(In thousands)	Cost	Accumulated Amortization	Net	Weighted Average Amortization Period Years
Trademarks and domain names	$199,461	$(69,002)	$130,459	17.1
Customer relationships	135,831	(84,183)	51,648	9.1
Affiliate relationships	12,670	(6,382)	6,288	10.3
Developed technologies	26,431	(9,060)	17,371	7.6
	$374,393	$(168,627)	$205,766	13.3

Amortization expense for the three and nine months ended September 30, 2016 was $9.5 million and  $26.6 million, respectively, and amortization expense for the three and nine months ended September 30, 2015 was $8.8 million and $26.1 million, respectively.

Future amortization expense for intangible assets placed into service on or before September 30, 2016 is expected to be:

Amortization
(In thousands)	Expense
Remainder of 2016	$9,496
2017	35,425
2018	31,788
2019	23,187
2020	16,620
2021	14,242
Thereafter	78,166
Total expected amortization expense for intangible assets	$208,924

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

The following table presents the computation of basic and diluted earnings (loss) per share:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
(In thousands, except share and per share data)	2016	2015	2016	2015
Net income (loss) from continuing operations	$10,782	$5,665	$(29,806)	$12,159
Net loss from discontinued operation, net of income taxes	(96)	(29,056)	(182)	(30,277)
Net income (loss)	$10,686	$(23,391)	$(29,988)	$(18,118)

Weighted average common shares outstanding for basic earnings (loss) per share	87,865,210	98,637,078	89,596,668	98,661,043
Additional dilutive shares related to share based awards	1,029,894	668,119	-	585,133
Weighted average common shares outstanding for diluted earnings (loss) per share	88,895,104	99,305,197	89,596,668	99,246,176

Basic net income (loss) per share:
Continuing operations	$0.12	$0.06	$(0.33)	$0.12
Discontinued operation	-	(0.30)	-	(0.30)
Basic net income (loss) per share:	$0.12	$(0.24)	$(0.33)	$(0.18)

Diluted net income (loss) per share:
Continuing operations	$0.12	$0.06	$(0.33)	$0.12
Discontinued operation	-	(0.29)	-	(0.30)
Diluted net income (loss) per share	$0.12	$(0.23)	$(0.33)	$(0.18)

As we incurred a loss from continuing operations for the nine months ended September 30, 2016, all outstanding stock options, restricted stock awards and performance stock awards have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding for those periods. Accordingly, basic and diluted weighted average shares outstanding are equal for such periods. The following were excluded from the calculation of diluted earnings per share because their impact would have been anti-dilutive:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
Restricted shares and restricted share units	1,835,438	1,421,981	1,719,795	1,355,614
Performance shares and performance share units	-	-	159,077	-
Stock options	1,937,550	2,768,331	2,264,734	2,774,712

NOTE 4 – STOCKHOLDERS’ EQUITY

The activity in stockholders’ equity for the nine months ended September 30, 2016 is shown below:

	Common Stock				Treasury Stock
(In thousands)	Shares	Amount	Additional paid-in capital	Accumulated Deficit	Shares	Amount	Accumulated Other Comprehensive Loss - Foreign Currency Translation	Total Stockholders' Equity

Balance at December 31, 2015	103,845	$1,039	$886,261	$(36,985)	(7,051)	$(88,616)	$(504)	$761,195
Other comprehensive loss, net of taxes	-	-	-	-	-	-	(226)	(226)
Treasury stock purchased	-	-	-	-	(6,016)	(54,583)	-	(54,583)
Restricted stock issued, net of cancellations	(100)	(1)	(854)	-	79	855	-	-
Performance stock issued, net of cancellations	(611)	(6)	6	-	-		-	-
Stock-based compensation	-	-	13,027	-	-	-	-	13,027
Net loss	-	-	-	(29,988)	-	-	-	(29,988)
Balance at September 30, 2016	103,134	$1,032	$898,440	$(66,973)	(12,988)	$(142,344)	$(730)	$689,425

In February 2016, the Company’s Board of Directors authorized a $50.0 million share repurchase program. Under the terms of the program, the Company was authorized to repurchase up to $50.0 million of its outstanding common stock, excluding commissions. Stock repurchases under this program could be made through open market and privately negotiated transactions. The timing and amount of specific repurchases were subject to the requirements of federal securities law, market conditions, alternative uses of capital and other factors. The program was completed in April 2016. As a result, during the nine months ended September 30, 2016, we repurchased approximately 5.6 million shares under the repurchase program, for approximately  $50.0 million, plus commission fees.

NOTE 5 – SEGMENTS

The reportable segments presented below represent the Company’s operating segments for which separate financial information is available and utilized on a regular basis by its chief operating decision maker, the Company’s chief executive officer, to assess performance and allocate resources. Management evaluates the operating results of each of the Company’s operating segments based upon revenue and “Adjusted EBITDA”, which we define as income from continuing operations before depreciation and amortization; interest; income taxes; changes in fair value of contingent acquisition consideration; stock-based compensation and other items such as loss on extinguishment of debt, legal settlements, acquisition, disposition and related expenses; restructuring charges; any impairment charges; NextAdvisor contingent payments for the acquisition; costs related to the Restatement, the Internal Review, the SEC and DOJ investigations and related litigation and indemnification obligations; purchase accounting adjustments; and our operations in China as we are winding down and ceasing its operations. The Company’s presentation of Adjusted EBITDA, a non-GAAP measure, may not be comparable to similarly titled measures used by other companies.

During the third quarter 2016, management revised the strategy of its Quizzle reporting unit to focus its technology resources primarily on enhancing the user experience of the products and services provided by the Banking segment through greater personalization, and realigned its management reporting structure by integrating the Quizzle operations into the Banking segment. All segment results reported for the three and nine months ended September 30, 2016 and 2015 have been revised to reflect such change.

	Three months ended September 30,
	2016		2015
(In thousands)	Revenue	Adjusted EBITDA	Revenue	Adjusted EBITDA
Banking	$26,062	$6,355	$28,534	$7,668
Credit Cards (A)	98,310	39,154	65,388	32,771
Senior Care	5,861	222	6,632	597
Other	(1,435)	(7,245)	(895)	(5,761)
Total Company	$128,798	38,486	$99,659	35,275

Less:
Interest and other expenses, net		4,871		5,583
Depreciation and amortization		10,845		9,983
Changes in fair value of contingent acquisition consideration		3,389		348
Stock-based compensation expense		5,395		8,832
Legal settlements (B)		(13,824)		-
Acquisition, disposition and related expenses (C)		(80)		557
Restatement-related expenses (D)		2,234		1,089
Restructuring charge		(93)		93
NextAdvisor contingent payments		2,519		-
China operations (E)		736		16
Impairment charges (F)		4,178		-
Income before income taxes		$18,316		$8,774

__________

(A)	Includes the results of NextAdvisor, acquired during the second quarter 2016.
(B)

During the three months ended September 30, 2016, $13.8 million was recorded as a benefit from insurance proceeds for the proposed settlement of the private securities class action lawsuit against the Company. An expense for the full amount of the proposed settlement was recorded during the second quarter 2016.

(C)

During the three months ended September 30, 2016, the acquisition, disposition and related expenses represent a benefit related to actual costs incurred that were less than accrued expenses and the reclassification of legal and other costs related to the wind down of our China operations from acquisition, disposition and related expenses to general and administrative expenses of the China operations.

(D)	Restatement-related expenses include expenses related to the Restatement, the Internal Review, the SEC and DOJ investigations and related litigation and indemnification obligations.
(E)

Represents the loss from the operations in China, and includes legal and other costs incurred to wind down those operations. The results of China were previously presented as a  discontinued operation when it was actively marketed for sale. After the negotiations with the potential buyer did not result in a sale of the business, we initiated the process to wind down the operations.

(F)	During the three months ended September 30, 2016, $4.2 million was recorded for the estimated impairment of goodwill in our Quizzle reporting unit.

	Nine months ended September 30,
	2016		2015
(In thousands)	Revenue	Adjusted EBITDA	Revenue	Adjusted EBITDA
Banking	$75,251	$16,367	$85,018	$27,683
Credit Cards (A)	231,103	89,643	178,215	84,675
Senior Care	18,071	234	17,532	430
Other	(3,847)	(21,834)	(2,546)	(14,167)
Total Company	$320,578	84,410	$278,219	98,621

Less:
Interest and other expenses, net		14,693		17,266
Depreciation and amortization		31,551		29,285
Changes in fair value of contingent acquisition consideration		3,490		736
Stock-based compensation expense		14,053		18,546
Legal settlements (B)		5,325		3
Acquisition, disposition and related expenses (C)		1,255		1,131
Restatement-related expenses (D)		5,656		10,647
Impact of purchase accounting		-		35
Restructuring charge		(127)		93
China operations (E)		1,505		309
Impairment charges (F)		29,178		-
NextAdvisor contingent payments		3,890		-
(Loss) income before income taxes		$(26,059)		$20,570

__________

(A)	Includes the results of NextAdvisor since the date of acquisition, June 17, 2016.
(B)

During the nine months ended September 30, 2016, we funded approximately $6.1 million for the proposed settlement of the private securities class action lawsuit against the Company, and received an $851,000 insurance payment that was received for reimbursement of previously incurred legal expenses in connection with this lawsuit. Subject to final court approval, the Company has agreed to settle the private securities class action lawsuit against the Company for $20.0 million, of which approximately $13.8 million was funded through proceeds of insurance coverage.

(C)

During the nine months ended September 30, 2016, acquisition, disposition and related expenses represent direct expenses related to the NextAdvisor acquisition. During the nine months ended September 30, 2015, these costs related to the acquisition of Quizzle and other acquisitions.

(D)	Restatement-related expenses include expenses related to the Restatement, the Internal Review, the SEC and DOJ investigations and related litigation and indemnification obligations.
(E)

Represents the loss from the operations in China, and includes legal and other costs incurred to wind down those operations. The results of China were previously presented as a  discontinued operation when it was actively marketed for sale. After the negotiations with the potential buyer did not result in a sale of the business, we initiated the process to wind down the operations.

(F)

During the nine months ended September 30, 2016, we recorded $25.0 million for the impairment of goodwill in our Banking reporting unit and $4.2 million for the impairment of goodwill in our Quizzle reporting unit.

Segment revenues during the three and nine months ended September 30, 2016 included $1.7 million and $4.5 million, respectively, of intercompany revenue which is eliminated within Other. Segment revenue during the three and nine months ended September 30, 2015 included $1.3 million and $3.5 million, respectively, of intercompany revenue which is eliminated within Other.

NOTE 6 – FAIR VALUE MEASUREMENT

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

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accrued interest, the assets held in the Rabbi Trust and our Senior Notes (see Note 10 – Debt).

The carrying amounts of cash, accounts receivable and accrued interest approximate estimated fair value due to their short term nature.  The Senior Notes are considered Level 2 investments and the Company uses market information in measuring their fair value. These estimates require considerable judgment in interpreting market data, and changes in assumptions or estimation methods could significantly affect the fair value estimates.

The following table presents estimated fair value, and related carrying amounts:

	September 30, 2016		December 31, 2015
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial liabilities:
Long term debt (A)	$295,103	$302,250	$293,284	$297,000

_________

(A)	The long term debt carrying amount is net of debt issuance costs of approximately $3.6 million and $4.9 million at September 30, 2016 and December 31, 2015, respectively.

In addition, we make recurring fair value measurements of contingent acquisition consideration using Level 3 unobservable inputs. We recognize the fair value of contingent acquisition consideration based on its estimated fair value at the date of acquisition using discounted cash flows, Monte Carlo simulations or probability weighted-expected return model and subsequent adjustments to the fair value are due to the passage of time as we approach the payment date or changes to management’s estimates of the projected results of the acquired business. In determining the fair value of contingent acquisition consideration, we review current results of the acquired business along with projected results for the remaining earnout period to calculate the expected contingent acquisition consideration to be paid using the agreed upon formula as laid out in the acquisition agreements. The fair value of the contingent acquisition consideration liability is expected to increase each period with the recognition of change in fair value of contingent consideration resulting from the passage of time at the applicable discount rate as we approach the payment dates of the contingent consideration absent any significant changes in assumptions related to the valuation or the probability of payment.

The following tables present the fair value measurements of the assets of the non-qualified deferred compensation plan, contingent bonus and the contingent acquisition consideration using the fair value hierarchy:

	Fair Value Measurement at September 30, 2016 Using
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurement:
Assets:
Investments of the non-qualified deferred compensation plan	$176	$-	$-	$176
Total asset recurring fair value measurements	$176	$-	$-	$176

Liabilities:
Contingent bonus	$-	$-	$536	$536
Contingent acquisition consideration	-	-	40,389	40,389
Total liabilities recurring fair value measurements	$-	$-	$40,925	$40,925

	Fair Value Measurement at December 31, 2015 Using
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurement:

Investments of the non-qualified deferred compensation plan	$173	$-	$-	$173
Total asset recurring fair value measurements	$173	$-	$-	$173

Liabilities:
Contingent acquisition consideration	$-	$-	$9,107	$9,107
Total liabilities recurring fair value measurements	$-	$-	$9,107	$9,107

The following table sets forth a reconciliation of changes in the fair value of Level 3 financial liabilities for the nine months ended September 30, 2016:

(In thousands)
	Contingent Bonus	Contingent Acquisition Consideration
Balance, January 1, 2016	$-	$9,107
Additions to Level 3	-	37,000
Transfers into Level 3	-	-
Transfers out of Level 3	-	-
Change in fair value	536	3,490
Payments	-	(9,208)
Balance, September 30, 2016	$536	$40,389

The unobservable inputs used in determining the fair value of contingent acquisition consideration for earnout periods not yet completed include discount factors of 14% to 16% based on our weighted average cost of capital and projected results of the acquired businesses. In addition, we consider the cost of debt to be a significant input in the valuation of the fair value of the contingent bonus and continent acquisition consideration. We used 5.5% percent as our cost of debt in these valuations as of September 30, 2016. The fair value calculated as of September 30, 2016 is subject to sensitivity as it relates to the projected results of the acquired businesses, which are uncertain in nature. Each calculation is based on a separate formula and results that differ from our projections could impact the fair value significantly.

During the nine months ended September 30, 2016, we recorded Level 3 additions of $37.0 million for the fair value of contingent acquisition consideration for an acquisition (see Note 11 – Acquisitions). During the nine months ended September 30, 2016, we recorded an expense of $3.5 million for the change in fair value of contingent acquisition consideration,  which consists of an increase of $841,000 related to the passage of time and an increase in the fair value due to a change in estimate of $2.6 million. As of September 30, 2016, the possible contingent acquisition consideration payouts from our acquisitions range from zero to $164.1 million, depending on the achievement of certain Adjusted EBITDA targets by the acquired operations.

The fair value of the contingent bonus is based on the achievement of certain Adjusted EBITDA targets, and is tied to the participant’s employment. During the nine months ended September 30, 2016, we recorded an expense of $536,000 for the change in fair value of contingent acquisition consideration, which consists of an increase related to the passage of time. As of September 30, 2016, the possible contingent bonus payout ranges from zero to $11.7 million, depending on the achievement of certain Adjusted EBITDA targets.

NOTE 7 – STOCK-BASED COMPENSATION

The Company’s stock-based compensation program is a long-term retention program that is intended to attract, retain and provide incentives for directors, officers and employees in the form of awards of non-qualified stock options, restricted stock and performance-based restricted shares or units. Stock unit awards entitle the holder to receive shares of common stock of the Company upon vesting on a one-to-one basis. The Company typically settles stock based awards with treasury shares. As of September 30, 2016, approximately 6.3 million shares were available for future grants of awards under the plan.

The stock-based compensation expense for stock options, restricted stock and performance stock awards recognized in our condensed consolidated statements of comprehensive income are as follows:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2016	2015	2016	2015
Cost of revenue	$455	$196	$1,364	$1,174
Sales and marketing	458	576	1,392	1,915
Product development and technology	1,140	822	3,006	2,685
General and administrative	3,342	7,238	8,291	12,772
Total stock-based compensation	$5,395	$8,832	$14,053	$18,546

Stock compensation expense for the three and nine months ended September 30, 2016 includes $660,000 and $1.0 million, respectively, of expense related to performance-based restricted share grants that are classified as a liability until the number of shares is determinable. This amount is included in the performance-based restricted share expense discussed below. These grants vest on their determination dates, ratably over three years.

Restricted Stock

The following table summarizes restricted stock award activity for the nine months ended September 30, 2016:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2016	1,890,379	$13.35
Granted	78,646	11.82
Vested and released	(635,647)	14.01
Forfeited	(100,338)	12.22
Balance, September 30, 2016	1,233,040	$12.72

Stock-based compensation expense related to restricted stock awards for the three and nine months ended September 30, 2016 was approximately $2.2 million and $7.4 million, respectively, and for the three and nine months ended September 30, 2015 was approximately $3.7 million and $11.0 million, respectively. As of September 30, 2016, there was unrecognized compensation cost related to non-vested restricted stock awards of $10.1 million, net of forfeitures, which is estimated to be recognized over a weighted average period of 1.0 years.

Restricted Stock Units

During the nine months ended September 30, 2016, restricted stock units were awarded that vest ratably over a three year period following the date of the grant.

		Weighted Average
	Number of	Grant Date
	Units	Fair Value
Balance, January 1, 2016	-	$-
Granted	2,471,653	8.25
Forfeited	(173,509)	8.33
Balance, September 30, 2016	2,298,144	$8.25

Stock-based compensation expense related to restricted stock units for the three and nine months ended September 30, 2016 was approximately $1.6 million and $3.1 million, respectively. As of September 30, 2016, there was unrecognized compensation cost related to non-vested restricted stock units of $15.9 million, net of forfeitures, which is expected to be recognized over an estimated weighted average period of 1.4 years.

Performance-Based Restricted Shares

Performance-based restricted shares activity was as follows for the nine months ended September 30, 2016:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2016	1,218,418	$12.80
Granted	-	-
Vested/Earned	(97,614)	15.33
Forfeited	(95,134)	13.22
Balance, September 30, 2016	1,025,670	$12.52

Stock-based compensation expense related to performance-based shares for the three and nine months ended September 30, 2016 was approximately $796,000 and $1.6 million, respectively, and for the three and nine months ended September 30, 2015 was approximately $66,000 and $187,000, respectively. As of September 30, 2016, there was unrecognized compensation expense related to non-vested performance stock awards of $1.6 million, net of forfeitures, which is expected to be recognized over an estimated weighted average period of 1.3 years.

Performance-Based Restricted Stock Units

During the nine months ended September 30, 2016, performance-based restricted stock units were awarded that vest based upon a performance factor, which is equal to a measure of the Company’s profitability over a 2 year period and multiplied by a total shareholder return factor achieved by the Company relative to a determined peer group, with 50% vesting on the determination date, which will be the later of (i) the date on which the audit of the Company’s financial statements for its fiscal year 2017 is completed and (ii) the date on which the final calculation of the relative total shareholder return factor is made by the Compensation Committee of the Board of Directors; and 50% on the third anniversary of the grant date. The granted amount represents the target amount of performance-based restricted stock units to be awarded. The amount awarded is determined based on the Company’s financial performance metric, Adjusted EBITDA. The total number of performance-based restricted stock units earned based on the financial performance metric can range from 0% to 150% of the target amount. The total shareholder return factor could further adjust the number of performance-based restricted stock units earned by a maximum increase or decrease of 25%.  Stock-based compensation expense related to the performance-based restricted stock units for the three and nine months ended September 30, 2016 was $606,000 and $1.4 million, respectively. As of September 30, 2016, there was unrecognized compensation expense related to non-vested performance-based restricted stock units of $4.6 million, net of forfeitures, which is expected to be recognized over an estimated weighted average period of 2.0 years.

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

Nine months ended September 30, 2016
Expected volatility of stock price	56.35%
Risk-free interest rate	0.94%
Valuation period	2.06 years
Dividend yield	0.00%

Performance-based restricted stock unit activity was as follows for the nine months ended September 30, 2016:

		Weighted Average
	Number of	Grant Date
	Units	Fair Value
Balance, January 1, 2016	-	$-
Granted	896,711	9.21
Forfeited	(62,778)	9.21
Balance, September 30, 2016	833,933	$9.21

Stock Options

Stock option activity was as follows for the nine months ended September 30, 2016:

	Number of	Exercise Price	Weighted Average	Aggregate
	Options	Per Share	Exercise Price	Intrinsic Value
Balance, January 1, 2016	2,501,926	$11.05 - 22.39	$16.04	$86,326
Granted	-	-	-
Expired/forfeited	(581,823)	11.05 - 22.39	16.52
Balance, September 30, 2016	1,920,103	$12.55 - 22.39	$15.90	$-

Pursuant to the income tax provisions of ASC 718 “Stock Compensation”, we follow the “long-haul method” of computing our hypothetical additional paid-in capital, or APIC, pool. Approximately 70,000 stock options vested during the nine months ended September 30, 2016.

The following table summarizes our options outstanding and options currently exercisable:

	As of September 30, 2016
			Weighted Average
	Number of	Weighted Average	Contractual Term	Aggregate
	Options	Exercise Price	(in years)	Intrinsic Value
Options vested and expected to vest	1,920,103	$15.90	4.5	$-
Options vested and exercisable	1,849,572	15.73	4.5	-

The aggregate intrinsic value of stock options outstanding in the tables above calculated as the difference between the closing price of Bankrate’s common stock on the last trading day of the reporting period ($8.48 at September 30, 2016) and the exercise price of the stock options multiplied by the number of shares underlying options with an exercise prices less than the closing price on the last trading day of the reporting period. Stock-based compensation expense related to stock option awards for the three and nine months ended September 30, 2016 was $173,000 and $612,000, respectively, and for the three and nine months ended September 30, 2015 was approximately $300,000 and $2.7 million, respectively.

As of September 30, 2016, approximately $600,000 of total unrecognized compensation costs, net of forfeitures, related to non-vested stock option awards is expected to be recognized over an estimated weighted average period of 0.5 years.

NOTE 8 – INCOME TAXES

We calculate our income tax provision for interim periods based on two components: (i) the estimate of the annual effective tax rate and (ii) the existence of any interim period (i.e., discrete) events. The difference between income tax expense computed at the statutory rate and the reported income tax expense during the nine months ended September 30, 2016 and 2015 is primarily due to a tax charge taken for stock compensation expense, the effect of U.S. state income taxes, and the non-deductibility of a portion of the GAAP goodwill impairment recorded during 2016.

Our effective tax rate on continuing operations was an expense of -14.4% during the nine months ended September 30, 2016, compared to an expense of 40.9% during the nine months ended September 30, 2015, respectively. The change in our effective tax rate during the nine months ended September 30, 2016 is primarily attributed to a higher charge taken for stock compensation and the tax non-deductibility of a portion of the GAAP goodwill impairment charge over a loss before income taxes.

We have approximately $5.2 million and $4.0 million of unrecognized tax benefits at September 30, 2016 and December 31, 2015.

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

On August 25, 2016, the New York State of Taxation and Finance notified us of an examination into the 2012, 2013 and 2014 tax years.

On September 2, 2016, the IRS notified us of an examination into the 2015 tax year.

We accrued approximately $50,000 and $6,000 during the three months ended September 30, 2016 and 2015, respectively, and $77,000 and $25,000 during the nine months ended September 30, 2016 and 2015, respectively, for the payment of interest and penalties which is recorded as income tax expense.

During the nine months ended September 30, 2016, we recorded an additional reserve for uncertain tax positions in the amount of $1.1 million.

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

Securities Litigation

In October 2014, a putative class action lawsuit was brought in federal court in the United States District Court for the Southern District of Florida against the Company, certain of its current and former officers and directors, and other defendants, which is captioned The City of Los Angeles v. Bankrate, Inc., et al., No. 14-CV-81323-DMM. On November 23, 2015, the District Court dismissed an amended complaint in its entirety without prejudice for failing to adequately plead material misrepresentations or omissions, scienter, or loss causation and damages. On December 8, 2015, Lead Plaintiff filed a Second Amended Complaint alleging that the Company’s 2012, 2013, and first half of 2014 financial statements improperly recognized revenues and expenses and therefore were materially false and misleading and caused damages. Plaintiffs sought relief (including damages and rescission or rescissionary damages) under the Securities Act of 1933 based on a March 2014 secondary offering and under the Securities Exchange Act of 1934 on behalf of a proposed class consisting of all persons, other than the defendants, who purchased the Company’s securities between August 1, 2012 and October 9, 2014, inclusive. On May 17, 2016, the Company announced a proposed agreement, subject to Court approval, to settle this private securities class action against all defendants. Bankrate would pay a total of $20 million in cash to a Settlement Fund to resolve all claims asserted on behalf of investors who purchased or otherwise acquired Bankrate stock between October 27, 2011 and October 9, 2014. The proposed settlement further provides that Bankrate denies all claims of wrongdoing or liability. Preliminary approval of the settlement was granted by the court on August 25, 2016, and notice of the proposed settlement is being given to the class. The Court has scheduled a hearing for February 6, 2017 to determine whether to give the settlement final approval. The Company accrued for the settlement amount as of June 30, 2016. Approximately $13.8 million of the settlement fund has been funded from insurance proceeds.

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

NOTE 10 – DEBT

Senior Notes

The Company’s $300.0 million 6.125% senior unsecured notes due 2018 (the “Senior Notes”) were issued in August 2013. Interest on the Senior Notes accrues daily on the outstanding principal amount thereof and is payable semi-annually, in arrears, on August 15 and February 15. On or after August 15, 2015, the Company may redeem some or all of the Senior Notes at a premium that will decrease over time as set forth in Bankrate, Inc.’s Indenture, dated as of August 7, 2013 (the “Senior Notes Indenture”).

With the adoption of ASU 2015-03 on January 1, 2016, the carrying amount of the Senior Notes is presented net of debt issuance costs for all periods presented. The carrying amount of the Senior Notes at September 30, 2016 and December 31, 2015, is $295.1 million and $293.3 million, respectively.

We amortize original issue discount and deferred loan fees related to the Senior Notes, which are included within interest and other expenses, net on the accompanying condensed consolidated statements of comprehensive income (loss).

Interest expense, amortization of original issue discounts and amortization of deferred financing costs, related to the Senior Notes were as follows:

	Three months ended		Nine months ended
(in thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Interest expense	$4,594	$4,594	$13,781	$13,781
Original issue discount	165	155	487	457
Deferred financing costs	450	425	1,331	1,191

The following amounts remain to be amortized as of:

(in thousands)	September 30, 2016	December 31, 2015
Original issue discount	$1,300	$1,788
Deferred financing costs	3,597	4,928

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

Our Senior Notes Indenture and Credit Agreement generally permit us to apply the net cash proceeds of approximately $130.0 million from the sale of our Insurance business to prepay outstanding debt and/or invest in assets useful to our business, in each case, within 365 days of our receipt of such net cash proceeds (subject, in the case of any investment, to a further 180-day extension under certain circumstances). If we do not apply such net cash proceeds in the manner and within the time period described above and the amount of unapplied net cash proceeds exceeds $10.0 million, we will be required to offer to purchase a portion of our outstanding Senior Notes using those unapplied net cash proceeds at an offer price equal to 100% of the principal amount of the Senior Notes, plus accrued and unpaid interest, if any, up to but not including, the date of purchase. As of September 30, 2016, we have approximately $34.2 million of unused net cash proceeds from the sale of our Insurance business.

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

The Credit Agreement contains customary affirmative and negative covenants and events of default and requires the Company to comply with a maximum consolidated total leverage ratio of 4.00:1.00 as of the last day of any fiscal quarter only if the aggregate amount (without duplication) of letters of credit (other than letters of credit that are issued and not drawn to the extent such letters of credit are cash collateralized) and loans outstanding under the Revolving Credit Facility exceed, on a pro forma basis, 30% of the total revolving commitments of all Lenders at such time. We were in compliance with all required covenants as of September 30, 2016.

All obligations under the Credit Agreement are guaranteed by the Guarantors and are secured, subject to certain exceptions, by first priority liens on the assets of the Company and the Guarantors.

As of September 30, 2016 $69.2 million was available for borrowing under the Revolving Credit Facility and there were approximately $803,000 in letters of credit issued against the facility.

Interest expense and amortization of deferred financing costs related to the Revolving Credit Facility were as follows:

	Three months ended		Nine months ended
(in thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Interest expense	$88	$67	$228	$231
Deferred financing costs	85	85	254	254

At September 30, 2016 and December 31, 2015, approximately $535,000 and $754,000, respectively, in deferred loan fees remains to be amortized.

NOTE 11 – ACQUISITIONS

2016 Acquisition

On June 17, 2016, we completed the acquisition of certain assets of Next Advisor, Inc. (the “Acquired NextAdvisor Business”),  an online source of research and reviews of credit cards, personal finance and internet services. This acquisition was made to accelerate our business, broaden our reach and increase ways to engage consumers looking for credit cards. The results of operations of the Acquired NextAdvisor Business are being reported in our Credit Cards segment and are included in our condensed consolidated results from the acquisition date. The acquisition is accounted for as a business combination and the acquisition accounting is preliminary and subject to change as third party valuations are not finalized.

The Company paid $63.4 million at closing, recorded $37.0 million of deferred contingent consideration, and placed $11.9 million into escrow as a  deferred payment and to serve as recourse for indemnity obligations. The deferred payment is recorded in other assets and will be amortized into compensation expense over the period earned. As of September 30, 2016,  no escrow payments have been made to the seller. The purchase price is subject to customary net working capital adjustments.

The transaction called for cash consideration as well as a series of contingent payments based on the achievement of Adjusted EBITDA targets. We have estimated contingent payments, which are classified as purchase consideration if made or due to the seller and as compensation if made to current employees. As part of the purchase price, the Company recorded a $37.0 million liability on the date of acquisition for the deferred contingent consideration due to seller based upon the net present value of the Company’s estimate of the future payments. Subsequent measurements are made using the same methodology. This fair value measurement represents a Level 3 measurement as it is based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date. Subsequent changes to the fair value of the contingent acquisition consideration are recorded as changes in fair value of contingent acquisition consideration, see Note 6 – Fair Value Measurement.

We recorded approximately $66.4 million in goodwill, which reflects the adjustments necessary to allocate the purchase price to the fair value of the assets acquired and the liabilities assumed and represents the expected future economic benefits from future growth arising from the Acquired NextAdvisor Business’s scale and expertise in driving traffic via sponsored content,  benefits expected from using that expertise to drive traffic to other Bankrate-owned websites, future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. We expect goodwill will be deductible for income tax purposes. The valuations used to determine the preliminary estimated fair value of the intangible assets and the resulting goodwill in the purchase price allocation principally use the discounted cash flow methodology and were made concurrent with the effective date of the acquisition. Intangible assets including trademarks and internet domain name, customer relationships, and the non-compete covenant were valued using the income approach, and the developed technology was valued using cost methodology. Approximately $30.0 million was recorded as intangible assets consisting of customer relationships for $22.2 million, trademarks and internet domain name for $6.2 million, non-compete covenant for $1.4 million and developed technology for $150,000. The current assets and receivables acquired and the current liabilities assumed were valued at cost.

The following table presents the September 30, 2016, preliminary estimated fair value of assets acquired and liabilities assumed at the acquisition date:

Preliminary
Acquisition Date
(In thousands)	Estimated Fair Value
Current assets	$43
Receivables	8,256
Intangible assets	30,018
Total identifiable assets acquired	38,317

Current liabilities	4,331
Total liabilities assumed	4,331
Net assets acquired	33,986
Goodwill	66,423
Purchase price	$100,409

The estimated weighted average amortization periods for intangible assets recorded in the acquisition are as follows:

Weighted Average
Amortization Period
(Years)
Trademarks and domain names	5.0
Customer relationships	8.0
Developed technology	2.0
Non-compete covenant	3.0

The amounts of revenue, net income and adjusted EBITDA generated by the Acquired NextAdvisor Business included in our Condensed Consolidated Statement of Comprehensive Income (Loss) from the acquisition date through September 30, 2016 are approximately $16.2 million, $3.1 million and $4.4 million, respectively.

Unaudited pro forma revenue, net income, weighted average shares and net income (loss) of the Company,  assuming the Acquired

NextAdvisor Business occurred January 1, 2015, for the three and nine months ended September 30, 2016 and 2015:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
(In thousands, except share and per share data)	2016	2015	2016	2015
Total revenue	$128,798	$131,979	$347,371	$332,495
Net income (loss)	$10,686	$(11,341)	$(24,113)	$197
Weighted average shares:
Basic	88,215,366	98,987,234	89,812,149	99,011,199
Diluted	89,245,260	98,987,234	89,812,149	99,596,332
Earnings (loss) per share:
Basic	$0.12	$(0.11)	$(0.27)	$0.00
Diluted	$0.12	$(0.11)	$(0.27)	$0.00

2015 Acquisitions

On April 1, 2015 we acquired Quizzle, LLC and during 2015 we also acquired certain assets and assumed certain liabilities of certain entities. These acquisitions had an aggregate purchase price of $40.3 million, including $6.9 million in fair value of deferred payments and $2.7 million in fair value of contingent acquisition consideration. The acquisitions were accounted for under purchase accounting and were included in our consolidated results from the acquisition dates.  The financial results of the acquired businesses are immaterial individually and in aggregate to our net assets and results of operations. We recorded $21.8 million in goodwill and $19.2 million of intangible assets related to these acquisitions with estimated weighted average useful lives of 10 years, consisting of approximately $11.5 million of developed technology, approximately $4.6 million of domain names and approximately $3.1 million of customer relationships.

During the third quarter 2016, we recorded an estimated impairment charge to the goodwill of our Quizzle reporting unit. See Note 2 – Goodwill and Intangible Assets.

NOTE 12 – RESTRUCTURING

In 2015, management adopted a restructuring plan with respect to the Company’s corporate and Banking segment finance operations to align them with our commitment to implement best practices, enhance internal controls and drive efficiency throughout the finance functions by improving processes, separating corporate and business unit functions, and co-locating finance teams, where appropriate. During the same period, management also adopted a restructuring plan consisting of certain changes in corporate and business unit leadership in connection with further aligning Company leadership with its strategic initiatives. As part of this process, we formally communicated the termination of employment to 15 employees, all of whom have been terminated. The costs associated with these initiatives primarily represent modifications of share based awards, severance, outplacement services and other costs associated with employee terminations, the majority of which have been or are expected to be settled in shares and cash. As of September 30, 2016,  the restructuring plan has been completed and we anticipate no further charges under this plan. During the nine months ended September 30, 2016, certain restructuring charges were reversed for payments that would not be made under the plan. We anticipate that all payments will be finalized by December 31, 2016.

The following tables summarize the changes to our restructuring-related liabilities and identify the amounts recorded for restructuring expense and corresponding payments:

Nine months ended
September 30, 2016
(In thousands)
Balance at January 1, 2016	$2,166
Restructuring charges and adjustments, net	(127)
Utilized	(1,456)
Balance at September 30, 2016	$583

NOTE 13 – DISCONTINUED OPERATION

In December 2015, we sold our Insurance business. For the three and nine months ended September 30, 2015, the results of operations of the Insurance business are classified as discontinued operations in the condensed consolidated statements of comprehensive income (loss). During the three and nine months ended September 30, 2016, we incurred a net loss of $96,000 and $182,000, respectively, in discontinued operations related to the previous disposal of our former Insurance business. This activity primarily relates to legal and other post-closing expenses, partially offset by reimbursements from several states for previous sales tax remittances.

The following table presents the major classes of line items constituting net loss from discontinued operation, which is presented in the Condensed Consolidated Statements of Comprehensive Income (loss):

	Three months ended	Nine months ended
(In thousands)	September 30, 2015	September 30, 2015
Revenue	$41,554	$137,987

Costs and expenses:
Cost of revenue	30,348	100,810
Other expenses	48,740	76,452
Operating expenses	79,088	177,262
Loss on discontinued operation	(37,534)	(39,275)
Income tax benefit	(8,478)	(8,998)
Net loss on discontinued operation	$(29,056)	$(30,277)

The following tables present the major components of discontinued operations affecting the statement of cash flows:

Nine months ended
(In thousands)	September 30, 2015
Depreciation	$3,082
Amortization	15,635
Goodwill impairment	35,000
Stock compensation expense	3,058
Capital expenditures	3,421

NOTE 14 – RELATED PARTY RECEIVABLE

Receivable from Next Advisor, Inc.

As of September 30, 2016, we have a receivable from Next Advisor, Inc., the former owner of the Acquired NextAdvisor Business, for $2.9 million related to customer payments received by Next Advisor, Inc. subsequent to the Acquired NextAdvisor Business transaction for amounts owed to Bankrate. This receivable is recorded in prepaid and other current assets. This receivable was collected November 2, 2016.

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

•	Other – includes unallocated corporate overhead, the elimination of transactions between segments and the wind down of our China operations.

Executive Summary

During 2016:

•	Revenues increased 29.2% to $128.8 million and 15.2% to $320.6 million in the third quarter and year-to-date, respectively, from the same periods in 2015
•	Net income from continuing operations increased by $5.1 million to $10.8 million in the third quarter and decreased $42 million to a loss of $29.8 million year-to-date, from the same periods in 2015
•	Adjusted EBITDA increased $3.2 million to $38.5 million and decreased $14.2 million to $84.4 million in the third quarter and year-to-date, respectively, from the same periods in 2015
•

Completed the acquisition of the NextAdvisor Business, a leading online source of independent and in-depth research and reviews of credit cards, personal finance and internet services, which will accelerate our business, broaden our reach and increase the number of ways we can engage with consumers looking for credit card information

•	Completed the authorized share repurchase program with the repurchase of approximately 5.6 million shares
•	Initiated the process of winding down our operations in China after negotiations with potential buyers did not result in a transaction
•

During the third quarter, revised the strategy of our Quizzle reporting unit to focus its technology resources primarily on enhancing the user experience of the products and services provided by the Banking segment through greater personalization, and realigned our management reporting structure by integrating the Quizzle operations into the Banking segment. A  $4.2 million estimated impairment charge was recorded for the impairment of goodwill in our Quizzle reporting unit, primarily due to the performance of initiatives utilizing Quizzle resources

•

During the second quarter, recorded a $25.0 million impairment charge to goodwill in our Banking segment as the operating results began to track below plan, primarily due to macroeconomic trends impacting its deposit and display advertising businesses

•

Funded  $6.1 million to a settlement fund for the $20.0 million proposed settlement of the private securities class action lawsuit; approximately $13.8 million of the settlement was funded by insurance proceeds

Certain Trends Influencing Our Business

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

Critical Accounting Policies

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenue and expenses during the period. We base our judgments, estimates and assumptions on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. There have been no significant changes in our critical accounting policies or estimates during the nine months ended September 30, 2016 as compared to the critical accounting policies and estimates disclosed in management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K dated March 9, 2016 and filed with the SEC, except as updated in Note 1 in Notes to the Condensed Consolidated Financial Statements.

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

During the third quarter 2016, management revised the strategy of our Quizzle reporting unit to focus its technology resources primarily on enhancing the user experience of the products and services provided by the Banking segment through greater personalization, and realigned its management reporting structure by integrating the Quizzle operations into the Banking segment. All segment results reported for the three and nine months ended September 30, 2016 and 2015 have been revised to reflect such change.

Management evaluates the operating results of each of our operating segments based upon revenue and “Adjusted EBITDA”, which we define as income from continuing operations before depreciation and amortization; interest; income taxes; changes in fair value of contingent acquisition consideration; stock-based compensation; and other items such as loss on extinguishment of debt, legal settlements, acquisition, disposition and related expenses; restructuring charges; any impairment charges; NextAdvisor contingent payments for the acquisition; costs related to the Restatement, the Internal Review, the SEC and DOJ investigations and related litigation and indemnification obligations; purchase accounting adjustments; and our operations in China as we are winding down and ceasing its operations. Our presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

The following table displays our results for the respective periods expressed as a percentage of total revenue.

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
Statement of Operations Data:	2016	2015	2016	2015
Revenue	100%	100%	100%	100%

Costs and expenses:
Cost of revenue	50%	45%	51%	46%
Sales and marketing	4%	4%	4%	5%
Product development and technology	6%	6%	7%	6%
General and administrative	19%	19%	19%	19%
Legal settlements	(11%)	0%	2%	0%
Acquisition, disposition and related expenses	0%	1%	0%	0%
Restructuring-related expenses	0%	0%	0%	0%
Changes in fair value of contingent acquisition consideration	3%	0%	1%	0%
Impairment charges	3%	0%	9%	0%
Depreciation and amortization	8%	10%	10%	11%
Total costs and expenses	82%	86%	104%	86%
Income (loss) from operations	18%	14%	(4%)	14%

Interest and other expenses, net	4%	6%	5%	6%

Income (loss) before taxes	14%	9%	(8%)	7%
Income tax expense	6%	3%	1%	3%
Net income (loss) from continuing operations	8%	6%	(9%)	4%

Net loss from discontinued operation, net of income taxes	0%	(29%)	0%	(11%)
Net income (loss)	8%	(23%)	(9%)	(7%)

Three months ended September 30, 2016 compared to September 30, 2015

Revenue

Total revenue was $128.8 million and $99.7 million for the three months ended September 30, 2016 and 2015, respectively, representing an increase of $29.1 million or 29.2%. Banking segment revenue decreased $2.5 million, Credit Cards revenue increased $32.9 million and Senior Care revenue decreased $771,000, while revenue in Other decreased $540,000. See our segment results of operations discussion for further information.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2016 of $64.5 million was $20.0 million higher than the same period in 2015. The increase was primarily attributed to higher paid marketing expense of $14.0 million, higher distribution payments to our online partners of $3.4 million, higher employee compensation and benefits expense of $1.3 million, increased incentive compensation of $288,000, higher stock based compensation of $259,000, increased information technology spend of $136,000 and other costs.

Sales and Marketing

Sales and marketing expenses for the three months ended September 30, 2016 of $4.6 million increased $350,000 from prior year, primarily due to a  $254,000 increase in software, computers and other information technology spend, $211,000 increased compensation and benefits costs, $120,000 increased commissions, $104,000 higher contract labor and consulting costs of and $84,000 increased professional fees and other expense, partially offset by $118,000 lower stock compensation expense and $161,000 lower marketing, conference and other expenses.

Product Development and Technology

Product development and technology costs for the three months ended September 30, 2016 of $8.1 million were approximately $1.8 million higher than the comparable period in 2015, primarily due to $1.2 million of higher total employee costs, including compensation, benefits and incentive compensation, and a $388,000 increase in technology spend.

General and Administrative

General and administrative expenses for the three months ended September 30, 2016 of $23.9 million were $4.7 million higher than the same period in 2015, due primarily to $5.3 million of higher compensation and benefit costs, which includes contingent payments due to NextAdvisor employees, $871,000 of higher outside labor and consulting costs, $502,000 higher incentive compensation expense, $343,000 higher professional fees primarily related to accounting and legal, $301,000 higher facility and other expenses, which includes additional lease expense for the new headquarters location, and $33,000 increased travel expense,  partially offset by,  $3.9 million lower stock compensation expense and $1.1 million in lower expenses related to the Restatement, the Internal Review, the SEC and DOJ investigations and related litigation and $364,000 decreased information technology costs.

Legal Settlements

During the three months ended September 30, 2016, we recorded a $13.8 million benefit for the insurance proceeds related to the proposed settlement of the private securities class action lawsuit, which partially offsets the $20.0 million expense recorded in the second quarter 2016 for this proposed settlement. The proposed settlement is subject to final Court approval.

Acquisition, Disposition and Related Expenses

Acquisition, disposition and related expenses for the three months ended September 30, 2016  was a benefit of $80,000, primarily related to reclassification of costs incurred to wind down of the China operations from an acquisition, disposition and related expense to a general and administrative expense, as compared to $557,000 expense for the same period in 2015.

Changes in Fair Value of Contingent Acquisition Consideration

Changes in fair value of contingent acquisition consideration for the three months ended September 30, 2016 was an expense $3.4 million which related to an increase of $519,000 for the passage of time and an increase of $2.9 million for the change in estimate.

Changes in fair value of contingent acquisition consideration for the three months ended September 30, 2015 was $348,000 due to the passage of time.

Impairment

During the three months ended September 30, 2016, we recorded  a  $4.2 million estimate for the impairment of goodwill in our Quizzle reporting unit. The integration of Quizzle into our Banking segment resulted in a triggering event for impairment testing, which now tested the value of goodwill based primarily on benefits being provided to the Banking segment. See Note 2 to Notes to Condensed Consolidated Financial Statements for more information.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended September 30, 2016 of $10.8 million was $862,000 higher than the same period in 2015 primarily as a result of amortization expense in connection with our acquisitions and higher depreciation expense associated with increased internal capitalized software as compared to 2015.

Interest and Other Expenses, net

Interest and other expenses, net for the three months ended September 30, 2016 of $4.9 million, decreased $712,000 from the same period in 2015, primarily due the interest income from the deferred receivable for the sale of our insurance business.

Income Tax Expense

Our effective tax rate was an expense of 41.1% during the three months ended September 30, 2016 compared to an expense of 35.4% in the same period in 2015. This change is primarily due to income before income tax fluctuations.

Following is a discussion of the results of each of our reportable segments:

	Revenues		Adjusted EBITDA
	Three months ended		Three months ended
(In thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Banking	$26,062	$28,534	$6,355	$7,668
Credit Cards (A)	98,310	65,388	39,154	32,771
Senior Care	5,861	6,632	222	597
Other	(1,435)	(895)	(7,245)	(5,761)
Total Company	$128,798	$99,659	38,486	35,275

Less:
Interest and other expenses, net			4,871	5,583
Depreciation and amortization			10,845	9,983
Changes in fair value of contingent acquisition consideration			3,389	348
Stock-based compensation expense			5,395	8,832
Legal settlements (B)			(13,824)	-
Acquisition, disposition and related expenses (C)			(80)	557
Restatement-related expenses (D)			2,234	1,089
Restructuring charge			(93)	93
NextAdvisor contingent payments			2,519	-
China operations (E)			736	16
Impairment charges (F)			4,178	-
Income before income taxes			$18,316	$8,774

__________

(A)	Includes the results of NextAdvisor, acquired during the second quarter 2016.
(B)

During the three months ended September 30, 2016, an approximate  $13.8 million benefit was recorded for the insurance proceeds related to the proposed settlement of the private securities class action lawsuit pending against the Company.

(C)

During the three months ended September 30, 2016, the acquisition, disposition and related expenses represent a benefit for actual costs incurred that were less than accrued expenses and the reclassification of costs related to the wind down of our China operations from acquisition, disposition and related expenses to general and administrative expenses of the China operations.

(D)	Restatement charges include costs related to the Restatement, the Internal Review, the SEC and DOJ investigations and related litigation and indemnification obligations.
(E)

Represents the loss from the operations in China, and includes costs incurred to wind down those operations. The results of China were previously presented as a discontinued operation when it was actively marketed for sale. After the negotiations with the potential buyer did not result in a sale of the business, we initiated the process to wind down the operations.

(F)	During the three months ended September 30, 2016, $4.2 million was recorded for the estimated impairment of goodwill in our Quizzle reporting unit.

Banking

Revenue decreased $2.5 million (8.7%) for the three months ended September 30, 2016 compared with 2015. Of the total revenue decrease, consumer inquiry revenues generated through our rate tables decreased by $673,000 (3.7%) due to lower advertiser demand in our deposit vertical compared to the prior year. Overall unit pricing was 20.6% lower due to our efforts to align the price of each click with the value received by the advertisers, partially offset by a 21.3% increase in volume due to growth in our mortgage vertical. Other revenue decreased by $1.8 million primarily driven by a decline in sold advertising impressions.

Adjusted EBITDA decreased $1.3 million (17.1%) due primarily to reduced revenue. Expenses included in Adjusted EBITDA decreased $1.2 million from the prior year period. Cost of revenue declined by $1.0 million primarily due to lower affiliate share payments. Sales and marketing expense increased by $723,000, mainly attributed to increased compensation and benefits and technology spend. Product development costs decreased by approximately $174,000 primarily due to consulting and compensation and benefits expenses, partially offset by increased technology spend. General and administrative expenses decreased $683,000 due to lower information technology expenses.

Credit Cards

Revenue increased $32.9 million (50.3%) for the three months ended September 30, 2016 compared with 2015, of which $14.8 million (45.0%) of the year over year increase was related to the results of the NextAdvisor business which was acquired during the second quarter of 2016. Of the total revenue growth, consumer inquiry revenues from our owned and operated sites grew by $27.0 million (54.1%), of which approximately 63% came through higher consumer volume and the remainder came through better pricing and sales conversion. Other revenue, which is largely comprised of revenue generated through third-party affiliates, increased  $5.9 million, reflecting a positive year-over-year impact from the acquisition of NextAdvisor.

Adjusted EBITDA increased $6.4 million (19.5%) for the three months ended September 30, 2016 compared with 2015. Expenses included in Adjusted EBITDA increased $26.5 million from the prior year period, primarily due to a $21.6 million increase in cost of revenue, mainly related to increased paid marketing expense and affiliate revenue share payments. Sales and marketing expense increased $97,000. Product development and technology cost increased by $1.6 million primarily due to higher compensation, benefit and incentive compensation expense. General and administrative expenses were $3.2 million higher, mainly attributed to higher compensation, benefit expense and contract labor and consulting costs.

Senior Care

Revenue decreased $771,000 (11.6%) for the three months ended September 30, 2016 compared with 2015. This was primarily due to a decrease of $372,000 in revenue from senior housing referrals which is attributable to decreased spending on lead acquisition which resulted in fewer move-ins from leads we provided to senior living communities, partly offset by higher referral fees generated per move-in. Advertising revenue was down $296,000 following a decision to de-emphasize pharmaceutical ad campaigns. Subscription revenue declined by $196,000 as we converted expiring subscriptions for senior living communities to referral fee agreements and expiring subscriptions for in-home care providers to cost-per-lead arrangements. However, revenue from selling leads to in-home care providers increased by $93,000 as we ramped up this new revenue source.

Adjusted EBITDA decreased $375,000 (62.8%) primarily due to decreased revenue. Expenses included in Adjusted EBITDA decreased $396,000 from the prior year period. Cost of revenue decreased by $748,000 primarily due to lower lead acquisition costs. Sales and marketing expense was $169,000 higher, primarily attributed to employee compensation, benefits and commissions and consulting expenses. Product development and technology cost increased by $50,000, and general and administrative expenses increased $134,000.

Other

The Other segment includes general corporate expenses and intercompany eliminations. Revenue for the three months ended September 30, 2016 compared with 2015 decreased $540,000, and excluding China decreased  $273,000, while Adjusted EBITDA excluding the China operations, which are being wound down, decreased $1.5 million. The revenue decrease is primarily attributed to increased intersegment revenue eliminations. The decrease in Adjusted EBITDA was primarily due to compensation, benefits and incentive compensation expense, consulting, accounting and other professional fees.

Nine months ended September 30, 2016 compared to the September 30, 2015

Revenue

Total revenue was $320.6 million and $278.2 million for the nine months ended September 30, 2016 and 2015, respectively, representing an increase of $42.4 million or 15.2%. Banking segment revenue decreased $9.8 million, Credit Cards revenue increased $52.9 million and Senior Care revenue increased $539,000, while revenue in Other decreased $1.3 million. See our segment results of operations discussion for further information.

Cost of Revenue

Cost of revenue for the nine months ended September 30, 2016 of $164.9 million was $37.2 million higher than the same period in 2015. The increase was primarily attributed to higher paid marketing expense of $27.6 million, higher employee compensation and benefits expense of $3.6 million, higher spend on web analytics of $1.9 million, higher distribution payments to our online partners of $854,000, higher incentive compensation of $601,000 and other costs.

Sales and Marketing

Sales and marketing expenses for the nine months ended September 30, 2016 of $13.2 million increased $464,000 from prior year, primarily due to a  $753,000 increase in software, computers and other information technology spend, a $333,000 increase in compensation and benefits, $287,000 higher professional fees, $223,000 increase in sales commissions, $209,000 increased contractor and consultant expenses, $179,000 higher travel expense, partially offset by $522,000 lower stock compensation costs and $459,000 lower promotional and convention marketing spend, and other expenses.

Product Development and Technology

Product development and technology costs for the nine months ended September 30, 2016 of $22.2 million were approximately $5.1 million higher than the comparable period in 2015, primarily due to $3.8 million of higher total employee costs, including compensation, benefits and incentive compensation and a $1.0 million increase in technology spend.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2016 of $60.9 million were $9.3 million higher than the same period in 2015, due primarily to $10.1 million of higher compensation and benefit costs, which includes contingent payments due to NextAdvisor employees, $1.9 million higher corporate expenses including accounting, legal, insurance and other expenses, $2.3 million of higher outside labor and consulting costs, $1.7 million higher incentive compensation expense, $400,000 higher facilities costs, $391,000 increased travel expense,  $264,000 increased information technology costs, and other costs, partially offset by $5.0 million in lower expenses related to the Restatement, the Internal Review, the SEC and DOJ investigations and related litigation and $4.5 million lower stock compensation expense.

Legal Settlements

During the nine months ended September 30, 2016, we recorded approximately $5.3 million of net expenses primarily for the proposed settlement of the private securities class action lawsuit.  Bankrate paid approximately $6.1 million in cash to a Settlement Fund and approximately $13.8 million was paid in cash to the Settlement Fund through insurance proceeds. The proposed settlement is subject to final Court approval.

Acquisition, Disposition and Related Expenses

Acquisition, disposition and related expenses for the nine months ended September 30, 2016 were $1.3 million, primarily related to our acquisition of the NextAdvisor business, as compared to $1.1 million for the same period in 2015 primarily related to expenses for our acquisition of Quizzle.

Changes in Fair Value of Contingent Acquisition Consideration

Changes in fair value of contingent acquisition consideration for the nine months ended September 30, 2016 was an expense of $3.5 million which consisted of an increase of $841,000 related to the passage of time, partially offset by an increase in the fair value due to a change in estimate of $2.6 million.

Changes in fair value of contingent acquisition consideration for the nine months ended September 30, 2015 was an expense of $736,000 and consisted of an increase of $1.7 million due to the passage of time, partially offset by a decrease in the fair value due to changes in estimates of $945,000.

Impairment

During the nine months ended September 30, 2016, we recorded $29.2 million for impairment of goodwill in our Banking reporting unit and estimated impairment of goodwill in our Quizzle reporting unit. The integration of Quizzle into our Banking segment during the third quarter resulted in a triggering event for impairment testing, which now required testing the value of Quizzle’s goodwill based primarily on benefits being provided to the Banking segment. In our Banking reporting unit prior to the second quarter, management noted that the operating results of this segment had begun to track below plan, primarily due to macro trends impacting its deposit and display advertising businesses. These events resulted in triggering events for impairment testing.  See Note 2 to Notes to Condensed Consolidated Financial Statements for more information.

Depreciation and Amortization

Depreciation and amortization expense for the nine months ended September 30, 2016 of $31.6 million was $2.3 million higher than the same period in 2015 primarily as a result of amortization expense in connection with our acquisitions and higher depreciation expense associated with increased internal capitalized software as compared to 2015.

Interest and Other Expenses, net

Interest and other expenses, net for the nine months ended September 30, 2016 of $14.7 million, decreased $2.6 million from the same period in 2015, primarily due the interest income from the deferred receivable for the sale of our insurance business.

Income Tax Expense

Our effective tax rate was an expense of -14.4% during the nine months ended September 30, 2016 compared to an expense of 40.9% in the same period in 2015. This change is primarily attributed to a higher charge taken for stock compensation in 2016 and the tax non-deductibility of a portion of the GAAP goodwill impairment charge over a loss before income taxes in 2016.

Following is a discussion of the results of each of our reportable segments:

	Revenues		Adjusted EBITDA
	Nine months ended		Nine months ended
(In thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Banking	$75,251	$85,018	$16,367	$27,683
Credit Cards (A)	231,103	178,215	89,643	84,675
Senior Care	18,071	17,532	234	430
Other	(3,847)	(2,546)	(21,834)	(14,167)
Total Company	$320,578	$278,219	$84,410	$98,621

Less:
Interest and other expenses, net			14,693	17,266
Depreciation and amortization			31,551	29,285
Changes in fair value of contingent acquisition consideration			3,490	736
Stock-based compensation expense			14,053	18,546
Legal settlements (B)			5,325	3
Acquisition, disposition and related expenses (C)			1,255	1,131
Restatement-related expenses (D)			5,656	10,647
China operations (E)			1,505	309
NextAdvisor contingent payments			3,890	-
Impairment charges (F)			29,178	-
Impact of purchase accounting			-	35
Restructuring charge			(127)	93
(Loss) income before income taxes			$(26,059)	$20,570

__________

(A)	Includes the results of NextAdvisor since the date of acquisition, June 17, 2016.
(B)

During the nine months ended September 30, 2016, we funded approximately $6.1 million for the proposed settlement of the private securities class action lawsuit against the Company, and received an $851,000 insurance payment that was received for reimbursement of previously incurred legal expenses in connection with this lawsuit. Subject to final court approval, the Company has agreed to settle the private securities class action lawsuit for $20.0 million, of which approximately $13.8 million was funded through proceeds of insurance coverage.

(C)

During the nine months ended September 30, 2016, acquisition, disposition and related expenses represent direct expenses related the NextAdvisor acquisition. During the nine months ended September 30, 2015, these costs related to the acquisition of Quizzle and other acquisitions.

(D)	Restatement charges include costs related to the Restatement, the Internal Review, the SEC and DOJ investigations and related litigation and indemnification obligations.
(E)

Represents the loss from the operations in China. The results of China were previously presented as discontinued operations when it was actively marketed for sale. After the negotiations with the potential buyer did not result in a sale of the business, we initiated the process to wind down those operations.

(F)

During the nine months ended September 30, 2016, we recorded $25.0 million for the impairment of goodwill in our Banking reporting unit and $4.2 million estimated impairment of goodwill in our Quizzle reporting unit.

Banking

Revenue decreased $9.8 million (11.5%) for the nine months ended September 30, 2016 compared with 2015. Of the total revenue decrease, consumer inquiry revenues generated through our rate tables decreased by $3.4 million (6.2%) due to lower advertiser demand in our deposit vertical compared to the prior year. Overall unit pricing was 18.5% lower due to our efforts to align the price of each click with the value received by the advertisers, partially offset by a 15.0% increase in volume due to growth in our mortgage vertical. Other revenue decreased by $6.4 million primarily driven by a decline in sold advertising impressions.

Adjusted EBITDA decreased $11.3 million (40.9%) due primarily to reduced revenue. Expenses included in Adjusted EBITDA increased $1.5 million from the prior year period. Cost of revenue declined by $1.5 million primarily due to reduced paid marketing spend. Sales and marketing expense increased by $1.8 million, mainly attributed to increased compensation and benefits, variable compensation expense and technology spend. Product development costs increased by approximately $962,000 primarily due to higher compensation, benefit and incentive compensation expense and technology spend. General and administrative expenses increased $308,000, primarily due to increased compensation, benefit and incentive compensation expense.

Credit Cards

Revenue increased $52.9 million (29.7%) for the nine months ended September 30, 2016 compared with 2015,  of which approximately $16.2 million was generated by the NextAdvisor business since its acquisition date of June 17, 2016. Of the total revenue growth, consumer inquiry revenues from our owned and operated sites grew by $51.3 million (41.5%), of which approximately 53% came through higher pricing and sales conversion and the remainder came through increased consumer volume. Other revenue, which is largely comprised of revenue generated through third-party affiliates, increased  $1.6 million.

Adjusted EBITDA increased $5.0 million (5.9%) for the nine months ended September 30, 2016 compared to with 2015. Expenses included in Adjusted EBITDA increased $47.9 million from the prior year period, primarily due to a $38.9 million increase in cost of revenue, mainly related to increased paid marketing expense and affiliate revenue share payments. Sales and marketing expense increased $189,000, primarily due to higher professional fees. Product development and technology cost increased by $3.6 million primarily due to higher compensation, benefit and incentive compensation expense. General and administrative expenses were $5.3 million higher, mainly attributed to higher compensation, benefit and incentive compensation expense and contract labor and consulting costs.

Senior Care

Revenue increased $538,000  (3.1%) for the nine months ended September 30, 2016 compared with 2015.  This was primarily due to a $2.0 million increase in revenue from senior housing referrals which is attributable to a higher number of move-ins from leads provided to senior living communities and an increase in the average referral fees generated. Advertising revenue was down $920,000 following a decision to de-emphasize pharmaceutical ad campaigns. Subscription revenue declined by $630,000 as we converted expiring subscriptions for senior living communities to referral fee agreements and expiring subscriptions for in-home care providers to cost-per-lead arrangements. However, revenue from selling leads to in-home care providers increased by $121,000 as we ramped up this new revenue source.

Adjusted EBITDA decreased $196,000 (45.5%) for the nine months ended September 30, 2016 compared with 2015. Expenses included in Adjusted EBITDA increased $699,000 from the prior year period. Cost of revenue decreased by $81,000 primarily due to lower lead generation costs and lower affiliate revenue share payments, partially offset by higher employee compensation, benefits and incentive compensation expenses. Sales and marketing expense was $558,000 higher, primarily attributed to employee compensation, benefits,  commissions and consulting expenses. Product development and technology cost increased by $246,000 primarily attributed to employee compensation, benefits and incentive compensation expense. General and administrative expenses decreased $24,000.

Other

The Other segment includes general corporate expenses and intercompany eliminations. Revenue for the nine months ended September 30, 2016 compared with 2015 decreased $1.3 million,  and decreased $903,000 excluding China, while Adjusted EBITDA excluding China operations, which are being wound down, decreased $7.7 million. The revenue decrease is attributed primarily to higher intersegment revenue eliminations. The decrease in Adjusted EBITDA was primarily due to compensation, benefits and incentive compensation expense, consulting, accounting and other professional fees.

Liquidity and Capital Resources

(In thousands)	September 30, 2016	December 31, 2015	Change
Cash and cash equivalents	$135,831	$237,204	$(101,373)
Working capital	$176,590	$261,276	$(84,686)
Stockholders' equity	$689,425	$761,195	$(71,770)

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

As of September 30, 2016, we had working capital of $176.6 million and our primary commitments were normal working capital requirements and $2.3 million in accrued interest for the Senior Notes. In addition, we have commitments for guaranteed and contingent earnout obligations related to past acquisitions totaling $40.4 million as of September 30, 2016.

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

Debt Financing

Senior Notes

As of September 30, 2016, we had $300.0 million in Senior Notes outstanding for which interest is accrued daily on the outstanding principal amount at 6.125% and is payable semi-annually, in arrears, on February 15th and August 15th. The Senior Notes are due August 15, 2018. Accrued interest on the Senior Notes as of September 30, 2016 is approximately $2.3 million. Refer to Note 10 in the Notes to Condensed Consolidated Financial Statements for a further description of the Senior Notes.

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

As of September 30, 2016, we had approximately $803,000 in letters of credit outstanding under the Revolving Credit Facility and we were in compliance with all required covenants.

Cash Flows

Operating Activities

During the nine months ended September 30, 2016, operating activities provided cash of $37.2 million compared to $67.2 million during the nine months ended September 30, 2015. This decrease is mainly due to:

•

a  year-over-year decrease of $37.9 million in net income excluding non-cash charges (primarily depreciation and amortization, stock-based compensation, impairment charges and changes in fair value of contingent acquisition consideration), primarily attributable to the current year’s lower operating results

•	a $470,000 year-over-year decrease in taxes refunded
•	an increase related to operating assets and liabilities of $8.5 million

Investing Activities

For the nine months ended September 30, 2016, cash used in investing activities was $71.7 million and primarily consisted of:

•	$63.4 million for the acquisition of NextAdvisor
•	$8.3 million for purchases of furniture, fixtures, leasehold improvements, equipment and capitalized website development costs

For the nine months ended September 30, 2015, cash used in investing activities was $41.2 million and primarily consisted of:

•	$30.8 million of business acquisitions
•	$10.4 million for purchases of furniture, fixtures, equipment and capitalized website development costs

Financing Activities

For the nine months ended September 30, 2016, cash used in financing activities was $66.9 million due to:

•

the repurchase of $54.6 million of Company stock (which includes purchases under the stock purchase program completed in the second quarter 2016 as well as withholdings for taxes on vesting of employee stock-based compensation awards)

•	$8.6 million of payments of contingent acquisition consideration
•	$3.8 million of payments of guaranteed deferred acquisition payments

For the nine months ended September 30, 2015, cash used by financing activities was $23.2 million primarily due to:

•	$7.5 million of payments of contingent acquisition consideration
•	the repurchase of $15.7 million of Company stock for withholdings for taxes on vesting of employee stock-based compensation awards

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The primary objective of our investment strategy is to preserve principal while maximizing the income we receive from investments without significantly increasing risk. To minimize this risk, to date we have maintained our portfolio of cash equivalents in short-term and overnight investments that are not subject to market risk, as the interest paid on such investments fluctuates with the prevailing interest rates. As of September 30, 2016, all of our cash equivalents mature in less than three months.

None of our outstanding debt as of September 30, 2016 was subject to variable interest rates as we did not have an outstanding balance for borrowed money under our Revolving Credit Facility as of September 30, 2016. Interest under the Revolving Credit Facility accrues at variable rates based, at our option, on the alternate base rate (as defined in the Revolving Credit Facility) plus a margin of 3.0% or at the adjusted LIBO rate (as defined in the Revolving Credit Facility) plus a margin of 2.0%. Our fixed interest rate debt includes $300.0 million of the Senior Notes in the aggregate principal amount.

Exchange Rate Sensitivity

Our exposure to exchange rate risk is primarily that of a net receiver of currencies other than the U.S. dollar. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, will negatively affect the Company's revenue and gross margins as expressed in U.S. dollars. The Company generates a limited amount of international revenues, which approximate 1% of its total revenues. Additionally, we have not engaged in any derivative or hedging transactions to date.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act, as amended (the “Exchange Act”), management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2016 and determined that the disclosure controls and procedures were not effective at a reasonable assurance level as of that date. Management based its conclusion on the fact that the material weakness in the operating effectiveness of our internal control over financial reporting that existed at December 31, 2015, as disclosed in our 2015 Annual Report, had not been remediated at September 30, 2016, as the Company was still in the process of fully implementing or testing the effectiveness of various remediation measures. For a description of the material weakness, see Part II, Item 9A in the 2015 Annual Report.

Management has taken and is taking steps, as described below under “Remediation Plan,” to remediate the material weakness in the operating effectiveness of our internal control over financial reporting. We believe that, as a result of management’s review of its accounting processes, and the additional procedures management has implemented, there are no material inaccuracies or omissions of material fact in this quarterly report and, to the best of our knowledge, we believe that the condensed consolidated financial statements in this quarterly report fairly present in all material respects our financial condition, results of operations and cash flows in conformity with GAAP.

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

Changes in Internal Control over Financial Reporting

Other than the changes described above under “Remediation Plan” that occurred during the quarter ended September 30, 2016, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

99.1

Next Advisor, Inc. audited financial statements for the fiscal years ended December 31, 2015, 2014 and 2013 (incorporated by reference to Exhibit 99.1 to the Company’s Periodic Report on Form 8-K/A filed with the SEC on September 2, 2016)

99.2

Next Advisor, Inc. unaudited financial statements for the three months ended March 31, 2016 and 2015 (incorporated by reference to Exhibit 99.2 to the Company’s Periodic Report on Form 8-K/A filed with the SEC on September 2, 2016)

99.3

Unaudited pro forma condensed consolidated statements of operations for the year ended December 31, 2015 and the three months ended March 31, 2016 and 2015 (incorporated by reference to Exhibit 99.1 to the Company’s Periodic Report on Form 8-K/A filed with the SEC on September 2, 2016)

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

     Bankrate, Inc.

Date November 8, 2016	By:	/s/ Steven D. Barnhart
Steven D. Barnhart
Senior Vice President, Chief Financial Officer (Mr. Barnhart is the Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant)