Form 10-Q
period 2017-03-31
Bankrate, Inc.
filed 2017-05-10
CIK 1518222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File No. 1-35206

(Exact name of registrant as specified in its charter)

Delaware	65-0423422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1675 Broadway, 22nd Floor New York, NY	10019
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

The number of outstanding shares of the issuer’s common stock as of April 28, 2017  was as follows: 89,512,596  shares of Common stock, $.01 par value.

Bankrate, Inc. and Subsidiaries

Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2017

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

Important factors that could cause actual results to differ materially from our expectations, which we refer to as cautionary statements, are discussed in detail in Part I, Item 1A. “Risk Factors” in our Annual  Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (“SEC” or “Commission”) on March 22, 2017. All forward-looking information in this Quarterly Report on Form 10-Q and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include without limitation:

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

•	technological changes and our ability to adapt to new or evolving technologies that affect our business environment or operations;
•	the material weakness in our internal controls over financial reporting and our ability to rectify this issue completely and promptly;
•	our ability to otherwise maintain effective disclosure controls and procedures and internal control over financial reporting;
•	our ability to manage traffic on our websites or mobile applications, and service interruptions;
•	our indebtedness and the effect such indebtedness may have on our business;
•	our need and our ability to obtain additional debt or equity financing or to refinance our existing debt;
•	our ability to integrate the operations and realize the expected benefits of businesses that we have acquired and businesses that we may acquire in the future;
•	the effect of unexpected liabilities we assume (whether intentional or not) from our acquisitions;
•	our ability to attract and retain executive officers and personnel;
•	any failure or refusal by our insurance providers to provide coverage under our insurance policies;
•	our ability to protect our intellectual property;
•	the effects of potential liability for content on our websites or mobile applications;
•

the effect of our operations in the United Kingdom and possible expansion to other international markets, in which we may have limited experience, and our ability to successfully execute on our business strategies in international markets;

•	risks associated with the wind down of our operations in China;
•	the strength of the U.S. economy in general and the financial services industry in particular;
•	changes in monetary and fiscal policies of the U.S. government and interest rate volatility;
•	review of our business and operations by regulatory or other governmental authorities;
•	changes in laws and regulations or interpretations of laws and regulations, other changes in the legal and regulatory environment, and the impact of such changes on the operation of our business;
•	any impairment to our goodwill and/or intangible assets, including without limitation further impairment of the goodwill of our Banking or Senior Care reporting units;
•	changes in accounting principles, policies, practices or guidelines; and
•	our ability to manage the risks involved in the foregoing.

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

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

Bankrate, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31,	December 31,
	2017	2016
Assets
Cash and cash equivalents	$183,315	$176,680
Accounts receivable, net of allowance for doubtful accounts of
$417 and $190, respectively	50,675	52,211
Prepaid expenses and other current assets	45,153	42,041
Total current assets	279,143	270,932
Furniture, fixtures and equipment, net of accumulated depreciation of
$18,327 and $19,514, respectively	17,719	15,440
Intangible assets, net of accumulated amortization of
$211,566 and $202,331, respectively	182,926	192,119
Goodwill	599,805	599,805
Other assets	4,794	5,564
Total assets	$1,084,387	$1,083,860
Liabilities and stockholders' equity
Liabilities
Accounts payable	$14,277	$11,191
Accrued expenses	20,492	27,887
Deferred revenue and customer deposits	938	1,369
Accrued interest payable	2,294	6,887
Other current liabilities	50,579	6,511
Total current liabilities	88,580	53,845
Deferred income taxes	5,181	5,118
Long term debt, net of unamortized discount	296,355	295,721
Other liabilities	8,836	39,798
Total liabilities	398,952	394,482
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock, par value $.01 per share - 50,000,000 authorized, none issued	-	-
Common stock, par value $.01 per share -
300,000,000 shares authorized;
102,241,290 and 103,132,289 shares issued, respectively;
89,352,541 and 90,072,482 shares outstanding, respectively	1,023	1,032
Additional paid-in capital	902,920	903,177
Accumulated deficit	(76,727)	(71,119)
Less: Treasury stock, at cost - 12,888,749 and 13,059,807 shares, respectively	(141,115)	(142,983)
Accumulated other comprehensive loss	(666)	(729)
Total stockholders' equity	685,435	689,378
Total liabilities and stockholders' equity	$1,084,387	$1,083,860

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bankrate, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands, except share and per share data)

	Three months ended
	March 31,	March 31,
	2017	2016
Revenue	$118,659	$93,478

Costs and expenses:
Cost of revenue	63,194	47,310
Sales and marketing	5,226	4,895
Product development and technology	8,579	6,579
General and administrative	21,839	16,889
Legal settlements	-	(851)
Restructuring-related expenses	-	(34)
Changes in fair value of contingent acquisition consideration	12,847	(162)
Depreciation and amortization	10,542	9,627
Total costs and expenses	122,227	84,253
(Loss) income from operations	(3,568)	9,225

Interest expense	5,462	5,479
Interest income and other, net	(509)	(632)

(Loss) income before taxes	(8,521)	4,378
Income tax (benefit) expense	(3,274)	3,656
Net (loss) income from continuing operations	(5,247)	722
Net loss from discontinued operation, net of income taxes	-	(439)
Net (loss) income	$(5,247)	$283

Basic net (loss) income per share:
Continuing operations	$(0.06)	$0.01
Discontinued operation	-	(0.01)
Basic net (loss) income per share:	$(0.06)	$0.00

Diluted net (loss) income per share:
Continuing operations	$(0.06)	$0.01
Discontinued operation	-	(0.01)
Diluted net (loss) income per share	$(0.06)	$0.00

Weighted average common shares outstanding:
Basic	88,260,929	92,899,932
Diluted	88,260,929	93,440,754

Net (loss) income	$(5,247)	$283
Other comprehensive income (loss), net of tax	63	(63)
Comprehensive (loss) income	$(5,184)	$220

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bankrate, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended
	March 31,	March 31,
	2017	2016
Cash flows from operating activities
Net (loss) income	$(5,247)	$283
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	10,542	9,627
Provision for doubtful accounts receivable	351	39
Deferred income taxes	271	(602)
Amortization of deferred financing charges and original issue discount	719	682
Stock-based compensation	6,358	3,904
Loss on disposal of assets	70	-
Changes in fair value of contingent acquisition consideration	12,847	(162)
Change in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	1,186	1,137
Prepaid expenses and other assets	(2,528)	2,544
Accounts payable	3,088	(8,765)
Accrued expenses	(7,395)	2,817
Other liabilities	(1,561)	(8,050)
Deferred revenue and customer deposits	(431)	(1)
Net cash provided by operating activities	18,270	3,453

Cash flows from investing activities
Purchases of furniture, fixtures and equipment and capitalized software and website development costs	(3,578)	(1,231)
Net cash used in investing activities	(3,578)	(1,231)

Cash flows from financing activities
Cash paid for contingent acquisition consideration	(3,309)	(5,181)
Purchase of Company stock	(4,790)	(29,612)
Net cash used in financing activities	(8,099)	(34,793)

Effect of exchange rate on cash and cash equivalents	42	(42)
Net increase (decrease) in cash	6,635	(32,613)
Cash - beginning of period	176,680	237,204
Cash - end of period	$183,315	$204,591

Supplemental disclosure of other cash flow activities
Cash paid for interest	$9,366	$9,254
Cash (refunded) paid for taxes, net	(1,331)	71

Supplemental disclosure of non-cash investing and financing activities
Accrued additions to furniture, fixtures and equipment and capitalized software and website development costs	30	-
Vested share-based awards	10,984	7,201

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Bankrate, Inc., and its subsidiaries. Intercompany accounts and transactions are eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement of our results have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, for any future interim period or for any future year.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s 2016 Annual Report on Form 10-K (“2016 Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 22, 2017.

Other than as noted below, there have been no significant changes in the Company’s accounting policies from those disclosed in our 2016 Annual Report.

Reclassifications

Certain amounts presented for the three months ended March 31, 2016 reflect reclassifications made to conform to the presentation in our 2016 Annual Report and our current presentation as follows:

In 2016 we adopted ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” on a retrospective basis. In doing so, the presentation and classification of certain transactions involving cash paid for contingent acquisition consideration on our statement of cash flows for the three months ended March 31, 2016 have been retrospectively adjusted to conform to our current presentation and classification.

As disclosed in our 2016 Annual Report, in  the third quarter 2016 management revised the strategy of its Quizzle reporting unit to focus its technology resources primarily on enhancing the user experience of the products and services provided by the Banking segment through greater personalization, and realigned its management reporting structure by integrating the Quizzle operations into the Banking segment, as it was previously reported in Other. All segment results reported for the three months ended March 31, 2016 have been revised to reflect such change.

As disclosed in our 2016 Annual Report, our operations in China were previously presented as a discontinued operation as we were marketing them for sale. During the second quarter 2016 we could not come to terms with the potential buyers of the business, negotiations ended and the plan to sell the business was abandoned. It was then determined to start the process of winding down and closing the operations in China, a process which, based on local requirements and regulations, is not expected to be completed until 2018.  The results reported for the three months ended March 31, 2016 have been revised to be included in continuing operations to reflect such change.

New Accounting Pronouncements

Recently Adopted Pronouncements

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and to provide related footnote disclosures in certain circumstances. We adopted this guidance and it may have an impact on future disclosures to our condensed  consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09 “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This update is intended to reduce complexity in the accounting standard and simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. In addition, the amendments in this update eliminate the guidance in Topic 718. We adopted this guidance on January 1, 2017, as required, on a modified retrospective basis, adjusted forfeiture rates in related calculations and recorded a cumulative-effect adjustment to retained earnings (See Note 4 – Stockholders’ Equity).

In January 2017, the FASB issued ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The primary amendment of the guidance update to simplify the subsequent measurement of goodwill eliminated Step 2 from the goodwill impairment test. Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any entity in any interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We elected to early adopt this standard on January 1, 2017 and it did not have an impact on our condensed consolidated financial statements and related disclosures.

Recently Issued Pronouncements, Not Adopted as of March 31, 2017

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

In January 2016, the FASB issued ASU 2016-02 “Leases (Topic 842).” This update will supersede the leases requirements in Topic 840, Leases, and create an additional Topic 842, which specifies the accounting for leases. The objective is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We do not anticipate that this update will have a significant impact on our consolidated financial statements and related disclosures.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” to provide guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows, thereby reducing the diversity in presentation. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. This update may have an effect on our future classification of certain transactions on our consolidated statements of cash flows and related disclosures.

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

NOTE 2 – GOODWILL AND INTANGIBLE ASSETS

Goodwill activity for the three months ended March 31, 2017 is shown below:

(In thousands)	Credit Cards	Banking	Senior Care	Total Company
Balance, January 1, 2017	$451,771	$127,516	$20,518	$599,805
Additions due to acquisitions	-	-	-	-
Balance, March 31, 2017	$451,771	$127,516	$20,518	$599,805

Intangible assets consist primarily of trademarks and domain names, customer relationships, affiliate relationships and developed technologies. Intangible assets are being amortized over their estimated useful lives on a straight-line basis.

Intangible assets subject to amortization were as follows as of March 31, 2017:

(In thousands)	Cost	Accumulated Amortization	Net	Weighted Average Amortization Period Years
Trademarks and domain names	$204,555	$(88,509)	$116,046	16.5
Customer relationships	157,668	(105,109)	52,559	9.0
Affiliate relationships	12,670	(7,057)	5,613	10.3
Developed technologies	18,168	(10,513)	7,655	6.3
Non-compete	1,431	(378)	1,053	3.0
	$394,492	$(211,566)	$182,926	12.8

Intangible assets subject to amortization were as follows as of December 31, 2016:

(In thousands)	Cost	Accumulated Amortization	Net	Weighted Average Amortization Period Years
Trademarks and domain names	$204,534	$(84,494)	$120,040	16.5
Customer relationships	157,648	(100,611)	57,037	9.0
Affiliate relationships	12,670	(6,922)	5,748	10.3
Developed technologies	18,167	(10,046)	8,121	6.2
Non-compete	1,431	(258)	1,173	3.0
	$394,450	$(202,331)	$192,119	12.8

Amortization expense for three months ended March 31, 2017 was $9.2 million, and amortization expense for the three months ended March 31, 2016 was $8.4 million.

Future amortization expense for intangible assets placed into service on or before March 31, 2017 is expected to be:

Amortization
(In thousands)	Expense
Remainder of 2017	$25,357
2018	30,962
2019	22,363
2020	15,889
2021	13,433
2022	11,237
Thereafter	63,685
Total expected amortization expense for intangible assets	$182,926

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

The following table presents the computation of basic and diluted earnings (loss) per share:

	Three months ended
	March 31,	March 31,
(In thousands, except share and per share data)	2017	2016
Net (loss) income from continuing operations	$(5,247)	$722
Net loss from discontinued operation, net of income taxes	-	(439)
Net (loss) income	$(5,247)	$283

Weighted average common shares outstanding for basic earnings (loss) per share	88,260,929	92,899,932
Additional dilutive shares related to share based awards	-	540,822
Weighted average common shares outstanding for diluted earnings (loss) per share	88,260,929	93,440,754

Basic net (loss) income per share:
Continuing operations	$(0.06)	$0.01
Discontinued operation	-	(0.01)
Basic net (loss) income per share:	$(0.06)	$0.00

Diluted net (loss) income per share:
Continuing operations	$(0.06)	$0.01
Discontinued operation	-	(0.01)
Diluted net (loss) income per share	$(0.06)	$0.00

As we incurred a loss from continuing operations for the three months ended March 31, 2017, all outstanding stock options, restricted stock awards and performance stock awards have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding for those periods. Accordingly, basic and diluted weighted average shares outstanding are equal for such periods. The following were excluded from the calculation of diluted earnings per share because their impact would have been anti-dilutive:

	Three months ended
	March 31,	March 31,
	2017	2016
Restricted shares and restricted stock units	1,674,498	983,149
Performance shares and performance stock units	121,268	-
Stock options	954,940	2,470,995

NOTE 4 – STOCKHOLDERS’ EQUITY

The activity in stockholders’ equity for the three months ended March 31, 2017 is shown below:

	Common Stock				Treasury Stock
(In thousands)	Shares	Amount	Additional paid-in capital	Accumulated Deficit	Shares	Amount	Accumulated Other Comprehensive Loss - Foreign Currency Translation	Total Stockholders' Equity

Balance at January 1, 2017	103,132	$1,032	$903,177	$(71,119)	(13,059)	$(142,983)	$(729)	$689,378
Cumulative-effect adjustment of adoption of ASU 2016-09	-	-	571	(361)	-	-	-	210
Other comprehensive income, net of taxes	-	-	-	-	-	-	63	63
Treasury stock purchased	-	-	-	-	(450)	(4,790)	-	(4,790)
Restricted stock issued, net of cancellations	(6)	-	(6,658)	-	621	6,658	-	-
Performance stock issued, net of cancellations	(885)	(9)	9	-	-	-	-	-
Stock-based compensation	-	-	5,821	-	-	-	-	5,821
Net loss	-	-	-	(5,247)	-	-	-	(5,247)
Balance at March 31, 2017	102,241	$1,023	$902,920	$(76,727)	(12,888)	$(141,115)	$(666)	$685,435

On January 1, 2017, we recorded a $361,000, net of tax, cumulative-effect adjustment related to the adoption of ASU 2016-09 “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”

During the three months ended March 31, 2017, we increased our treasury stock by 450,000 shares ($4.8 million) for shares withheld from the vesting of stock-based compensation awards paid for employee tax withholding.

NOTE 5 – SEGMENTS

The reportable segments presented below represent the Company’s operating segments for which separate financial information is available and utilized on a regular basis by its chief operating decision maker, the Company’s chief executive officer, to assess performance and allocate resources. Management evaluates the operating results of each of the Company’s operating segments based upon revenue and “Adjusted EBITDA”, which we define as income from continuing operations before depreciation and amortization; interest; income taxes; changes in fair value of contingent acquisition consideration; stock-based compensation and other items such as loss on extinguishment of debt, legal settlements, acquisition, disposition and related expenses; restructuring charges; any impairment charges; NextAdvisor contingent deferred compensation for the acquisition; costs related to the amendment and restatement of our consolidated financial statements and other financial information, which was set forth in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “Restatement”) and related internal review, the SEC and DOJ investigations and related litigation and indemnification obligations; purchase accounting adjustments; and our operations in China as we are winding down and ceasing its operations. The Company’s presentation of Adjusted EBITDA, a non-GAAP measure, may not be comparable to similarly titled measures used by other companies.

	Three months ended March 31,
	2017		2016
(In thousands)	Revenue	Adjusted EBITDA	Revenue	Adjusted EBITDA
Credit Cards (A)	$85,524	$29,021	$63,142	$25,799
Banking (B)	29,837	8,944	25,339	5,267
Senior Care	5,829	(1,184)	6,187	(453)
Other	(2,531)	(6,364)	(1,190)	(7,304)
Total Company	$118,659	30,417	$93,478	23,309

Less:
Interest expense		5,462		5,479
Interest income and other, net		(509)		(632)
Depreciation and amortization		10,542		9,627
Changes in fair value of contingent acquisition consideration		12,847		(162)
Stock-based compensation expense		6,358		3,904
Legal settlements		-		(851)
Restructuring charge		-		(34)
Restatement-related expenses (C)		1,222		1,427
NextAdvisor contingent deferred compensation (D)		2,976		-
China operations (E)		40		173
(Loss) income before income taxes		$(8,521)		$4,378

__________

(A)	Results for the three months ended March 31, 2017 include NextAdvisor, acquired during the second quarter 2016.
(B)

During the third quarter 2016, management realigned its management reporting structure by integrating the Quizzle operations into the Banking segment. All segment results reported for 2016 have been revised to reflect such change.

(C)	Restatement-related expenses include expenses related to the Restatement and related internal review, the SEC and DOJ investigations and related litigation and indemnification obligations.
(D)	Represents contingent deferred compensation expense related to the NextAdvisor acquisition.
(E)

Represents the loss from the operations in China, and includes legal and other costs incurred to wind down those operations. The results of China were previously presented as a discontinued operation when it was actively marketed for sale. After the negotiations with the potential buyer did not result in a sale of the business, we initiated the process to wind down the operations.

Segment revenues during the three months ended March  31, 2017 included $2.5 million of intersegment revenue and the three months ended March  31, 2016 included $1.4 million of intersegment revenue. Intersegment revenue is eliminated in Other.

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

The carrying amounts of cash, accounts receivable and accrued interest approximate estimated fair value due to their short term nature.  In measuring the fair value of our long term debt, we use Level 2 market information. These estimates require considerable judgment in interpreting market data, and changes in assumptions or estimation methods could significantly affect the fair value estimates.

The following table presents estimated fair value, and related carrying amounts:

	March 31, 2017		December 31, 2016
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial liabilities:
Long term debt	$296,355	$302,625	$295,721	$302,250

We make recurring fair value measurement of contingent acquisition consideration and contingent acquisition deferred compensation liabilities using Level 3 unobservable inputs. We recognize the fair value based on its estimated fair value at the beginning period date using discounted cash flows, Monte Carlo simulations or probability weighted-expected return model. Subsequent adjustments to the fair value are due to the passage of time as we approach the payment date or changes to management’s estimates of the projected performance target. In determining the fair value, we review current results along with projected results for the remaining earnout period to calculate the expected contingent acquisition consideration and contingent acquisition deferred compensation to be paid using the agreed upon formula as laid out in the acquisition agreement. The fair value of these liabilities will be adjusted based on the change in fair value resulting from the passage of time at the applicable discount rate, or changes in the forecasted results as we approach the payment dates absent any significant changes in assumptions related to the valuation or the probability of payment.

The following tables present the fair value measurements of the assets of the non-qualified deferred compensation plan, contingent acquisition deferred compensation and the contingent acquisition consideration using the fair value hierarchy:

	Fair Value Measurement at March 31, 2017 Using
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurement:
Assets:
Investments of the non-qualified deferred compensation plan	$188	$-	$-	$188
Total asset recurring fair value measurements	$188	$-	$-	$188

Liabilities:
Contingent acquisition deferred compensation	$-	$-	$1,862	$1,862
Contingent acquisition consideration	-	-	43,558	43,558
Total liabilities recurring fair value measurements	$-	$-	$45,420	$45,420

	Fair Value Measurement at December 31, 2016 Using
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurement:

Investments of the non-qualified deferred compensation plan	$178	$-	$-	$178
Total asset recurring fair value measurements	$178	$-	$-	$178

Liabilities:
Contingent acquisition deferred compensation	$-	$-	$869	$869
Contingent acquisition consideration	-	-	30,711	30,711
Total liabilities recurring fair value measurements	$-	$-	$31,580	$31,580

The following table sets forth a reconciliation of changes in the fair value of our contingent acquisition consideration Level 3 financial liabilities:

Three months ended March 31,
(In thousands)	2017
Balance, January 1,	$30,711
Additions to Level 3	-
Transfers into Level 3	-
Transfers out of Level 3	-
Change in fair value	12,847
Payments	-
Balance, March 31,	$43,558

The unobservable inputs used in determining the fair value of contingent acquisition consideration for earnout periods not yet completed include discount factors of 14% to 18% based on our weighted average cost of capital and projected results of the acquired businesses. In addition, we consider the cost of debt to be a significant input in the valuation of the fair value of the contingent bonus and continent acquisition consideration. We used 5.25% percent as our cost of debt in these valuations as of March  31, 2017.  The fair value calculated as of March 31, 2017 is subject to sensitivity as it relates to the projected results of the acquired businesses, which are uncertain in nature. Each calculation is based on a separate formula and results that differ from our projections could impact the fair value significantly.

During the three months ended March 31, 2017, we recorded an expense of $12.8 million for the change in fair value of contingent acquisition consideration,  which consists of an increase of  $12.4 million due to a change in estimate for revised forecasted results and probability of achievement, and an increase of $454,000 related to the passage of time. As of March 31, 2017, the possible contingent acquisition consideration payouts from our acquisition ranges from zero to $134.1 million, depending on the achievement of certain Adjusted EBITDA targets by the acquired operations. This liability is recorded on the condensed consolidated balance sheet in other current liabilities at March 31, 2017 and in other liabilities at December 31, 2016.

The following table sets forth a reconciliation of changes in the fair value of our contingent acquisition deferred compensation Level 3 financial liabilities:

Three months ended March 31,
(In thousands)	2017
Balance, January 1,	$869
Additions to Level 3	-
Transfers into Level 3	-
Transfers out of Level 3	-
Change in fair value	993
Payments	-
Balance, March 31,	$1,862

The fair value of the contingent acquisition deferred compensation is based on the achievement of certain Adjusted EBITDA targets, and is tied to the participant’s employment. During the three months ended March 31, 2017, we recorded an expense of $993,000 for the change in fair value of contingent acquisition deferred compensation, which consists of increases of $559,000 related to a change in estimate for revised forecasts and probability of achievement, and $434,000 related to the passage of time. As of March 31, 2017, the possible contingent acquisition deferred compensation payout ranges from zero to $11.7 million, depending on the achievement of certain Adjusted EBITDA targets. This liability is recorded on the condensed consolidated balance sheet in other current liabilities at March 31, 2017 and in other liabilities at December 31, 2016.

NOTE 7 – STOCK-BASED COMPENSATION

The Company’s stock-based compensation program is a long-term retention program that is intended to attract, retain and provide incentives for directors, officers and employees in the form of awards of non-qualified stock options, restricted stock and performance-based restricted shares or units. Stock unit awards entitle the holder to receive shares of common stock of the Company upon vesting on a one-to-one basis. The Company typically settles stock based awards with treasury shares. As of March 31, 2017, approximately 5.2 million shares were available for future grants of awards under the plan.

The stock-based compensation expense for stock options, restricted stock and performance stock awards recognized in our condensed consolidated statements of comprehensive income (loss) are as follows:

	Three months ended
	March 31,	March 31,
(In thousands)	2017	2016
Cost of revenue	$579	$428
Sales and marketing	325	476
Product development and technology	1,201	744
General and administrative	4,253	2,256
Total stock-based compensation	$6,358	$3,904

Stock-based compensation expense for the three months ended March 31, 2017 and 2016 includes $537,000 and $153,000, respectively, of expense related to performance-based restricted share grants that are classified as a liability until the number of shares is determinable and granted. This amount is included in the performance-based restricted share expense discussed below. These grants vest 50% on their determination dates and 50% on the first anniversary of their determination dates.

Stock-based compensation expense, by award type, recognized in our condensed consolidated statements of comprehensive income (loss) is as follows:

	Three months ended
	March 31,	March 31,
(In thousands)	2017	2016
Restricted shares	$1,925	$2,846
Restricted stock units	2,137	261
Performance-based restricted shares	614	430
Performance-based restricted stock units	1,524	142
Stock Options	158	225
Total stock-based compensation	$6,358	$3,904

Restricted Stock

The following table summarizes restricted stock award activity for the three months ended March 31, 2017:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2017	1,038,284	$12.86
Granted	32,609	11.50
Vested and released	(323,772)	14.02
Forfeited	(6,131)	14.04
Balance, March 31, 2017	740,990	$12.28

The total fair value of restricted stock awards that vested during the three months ended March 31, 2017 was $4.5 million.

As of March 31, 2017, there was unrecognized compensation cost related to non-vested restricted stock awards of $6.1 million, which is estimated to be recognized over a weighted average period of 0.9 years.

Restricted Stock Units

During the three months ended March 31, 2017, restricted stock units were awarded that vest ratably over a three year period following the date of the grant.

		Weighted Average
	Number of	Grant Date
	Units	Fair Value
Balance, January 1, 2017	2,398,049	$8.27
Granted	1,887,336	10.03
Vested and released	(588,014)	8.33
Forfeited	(37,456)	9.11
Balance, March 31, 2017	3,659,915	$9.16

The total fair value of restricted stock units that vested during the three months ended March 31, 2017 was $4.9 million.

As of March 31, 2017, there was unrecognized compensation cost related to non-vested restricted stock units of $31.1 million, which is expected to be recognized over an estimated weighted average period of 1.6 years.

Performance-based Restricted Shares

Performance-based restricted shares activity was as follows for the three months ended March 31, 2017:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2017	1,025,670	$12.52
Granted	-	-
Vested/Earned	(100,659)	15.36
Forfeited	(884,868)	12.77
Balance, March 31, 2017	40,143	$11.21

The total fair value of performance-based restricted shares that vested during the three months ended March 31, 2017 was $1.5  million.

As of March 31, 2017, there was unrecognized compensation expense related to non-vested performance stock awards, including grants classified as liability awards where the number of shares are not yet determinable, of $1.8 million, which is expected to be recognized over an estimated weighted average period of 1.5 years.

Performance-based Restricted Stock Units

During 2017, performance-based restricted stock units were awarded that vest based upon a performance factor, which is equal to a measure of the Company’s profitability over a 2 year period with 50% vesting on the determination date, which will be the date on which the audit of the Company’s financial statements for its fiscal year 2018 is completed, and 50% on the third anniversary of the grant date. The granted amount represents the target amount of performance-based restricted stock units to be awarded. The amount awarded is determined based on the Company’s financial performance metric, Adjusted EBITDA. The total number of performance-based restricted stock units earned based on the financial performance metric can range from 0% to 150% of the target amount.

In 2016, performance-based restricted stock units were awarded that vest based upon a performance factor, which is equal to a measure of the Company’s profitability over a 2 year period and multiplied by a total shareholder return factor achieved by the Company relative to a determined peer group, with 50% vesting on the determination date, which will be the later of (i) the date on which the audit of the Company’s financial statements for its fiscal year 2017 is completed and (ii) the date on which the final calculation of the relative total shareholder return factor is made by the Compensation Committee of the Board of Directors; and 50% on the third anniversary of the grant date. The granted amount represents the target amount of performance-based restricted stock units to be awarded. The amount awarded is determined based on the Company’s financial performance metric, Adjusted EBITDA. The total number of performance-based restricted stock units earned based on the financial performance metric can range from 0% to 150% of the target amount. The total shareholder return factor could further adjust the number of performance-based restricted stock units earned by a maximum increase or decrease of 25%.

The grant date fair value of the 2016 performance-based restricted stock units incorporates a total-stockholders return metric, which is estimated using a Monte Carlo simulation model to estimate the Company’s ranking relative to an applicable stock index of peers. The weighted average assumptions used in the Monte Carlo simulation model to calculate the fair value of the Company’s 2016 performance-based restricted stock unit awards are outlined below:

Three months ended March 31, 2017
Expected volatility of stock price	56.35%
Risk-free interest rate	0.94%
Valuation period	2.06 years
Dividend yield	0.00%

Performance-based restricted stock unit activity was as follows for the three months ended March 31, 2017:

		Weighted Average
	Number of	Grant Date
	Units	Fair Value
Balance, January 1, 2017	833,933	$9.21
Granted	737,898	10.00
Forfeited	-	-
Balance, March 31, 2017	1,571,831	$9.58

As of March 31, 2017, there was unrecognized compensation expense related to non-vested performance-based restricted stock units of $12.2 million, which is expected to be recognized over an estimated weighted average period of 2.2 years.

Stock Options

Stock option activity was as follows for the three months ended March 31, 2017:

	Number of	Exercise Price	Weighted Average	Aggregate
	Options	Per Share	Exercise Price	Intrinsic Value
Balance, January 1, 2017	954,940	12.55 - 22.39	16.81	-
Granted	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Balance, March 31, 2017	954,940	$12.55 - 22.39	$16.81	$-

Approximately 18,000 stock options vested during the three months ended March 31, 2017.

The following table summarizes our options outstanding and options currently exercisable:

	As of March 31, 2017
			Weighted Average
	Number of	Weighted Average	Contractual Term	Aggregate
	Options	Exercise Price	(in years)	Intrinsic Value
Options vested and expected to vest	954,940	$16.81	3.7	$-
Options exercisable	920,346	16.67	3.7	-

The aggregate intrinsic value of stock options outstanding in the tables above calculated as the difference between the closing price of Bankrate’s common stock on the last trading day of the reporting period ($9.65 at March 31, 2017) and the exercise price of the stock options multiplied by the number of shares underlying options with an exercise prices less than the closing price on the last trading day of the reporting period.

As of March 31, 2017, approximately $300,000 of total unrecognized compensation costs related to non-vested stock option awards is expected to be recognized over an estimated weighted average period of 0.2 years.

NOTE 8 – INCOME TAXES

We calculate our income tax provision for interim periods based on two components: (i) the estimate of the annual effective tax rate and (ii) the existence of any interim period (i.e., discrete) events. The difference between income tax expense computed at the statutory rate and the reported income tax expense during the three months ended March 31, 2017 and 2016 is primarily due to a discrete tax charge related to share-based awards and the effect of U.S. state income taxes.

Our effective tax rate on continuing operations was a benefit of 38.4% during the three months ended March 31, 2017, compared to an expense of 83.5% during the three months ended March 31, 2016. The change in our effective tax rate during the three months ended March 31, 2017 is primarily attributed to a higher discrete tax charge related to share-based awards in 2016.

We have approximately $5.7 million and $5.6 million of unrecognized tax benefits at March 31, 2017 and December 31, 2016, including accrued interest and penalties.

We are subject to income taxes in the U.S. federal jurisdiction, various states, and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2012.

We accrued approximately $25,000 and $7,000 during the three months ended March 31, 2017 and 2016, respectively, for the payment of interest and penalties which is recorded as income tax expense.

During the three months ended March 31, 2017, we recorded an additional reserve for uncertain tax positions in the amount of $81,000.

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

We amortize original issue discount and deferred loan fees related to the Senior Notes, which are included within interest and other expenses, net on the accompanying condensed consolidated statements of comprehensive income (loss). Interest expense, amortization of original issue discounts and amortization of deferred financing costs, related to the Senior Notes were as follows:

	Three months ended
(in thousands)	March 31, 2017	March 31, 2016
Interest expense	$4,594	$4,594
Original issue discount	170	160
Deferred financing costs	464	437

The following amounts remain to be amortized:

(in thousands)	March 31, 2017	December 31, 2016
Original issue discount	$962	$1,133
Deferred financing costs	2,683	3,147

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

The Credit Agreement contains customary affirmative and negative covenants and events of default and requires the Company to comply with a maximum consolidated total leverage ratio of 4.00:1.00 as of the last day of any fiscal quarter only if the aggregate amount (without duplication) of letters of credit (other than letters of credit that are issued and not drawn to the extent such letters of credit are cash collateralized) and loans outstanding under the Revolving Credit Facility exceed, on a pro forma basis, 30% of the total revolving commitments of all Lenders at such time. We were in compliance with all required covenants as of March 31, 2017.

All obligations under the Credit Agreement are guaranteed by the Guarantors and are secured, subject to certain exceptions, by first priority liens on the assets of the Company and the Guarantors.

As of March 31, 2017 $69.4 million was available for borrowing under the Revolving Credit Facility and there were approximately $593,000 in letters of credit issued against the facility.

We amortize deferred financing costs related to the Revolving Credit Facility, which is included within interest and other expenses, net on the accompanying condensed consolidated statements of comprehensive income (loss). Interest expense and amortization of deferred financing costs related to the Revolving Credit Facility were as follows:

	Three months ended
(in thousands)	March 31, 2017	March 31, 2016
Interest expense	$90	$67
Deferred financing costs	85	85

Deferred financing costs remaining to be amortized:

(in thousands)	March 31, 2017	December 31, 2016
Deferred financing costs	$366	$450

NOTE 11 – ACQUISITION

2016 Acquisition

In  June 2016, we completed the acquisition of certain assets of Next Advisor, Inc. (the “Acquired NextAdvisor Business”),  an online source of research and reviews of credit cards, personal finance and internet services. This acquisition was made to accelerate our business, broaden our reach and increase ways to engage consumers looking for credit cards. The results of operations of the Acquired NextAdvisor Business are being reported in our Credit Cards segment and are included in our condensed consolidated results from the acquisition date. The acquisition is accounted for as a business combination and the acquisition accounting is preliminary and subject to change as third party valuations are not finalized.

The Company paid $63.4 million at closing, recorded $37.3 million of deferred contingent consideration, and placed $11.9 million into escrow as a  deferred payment and to serve as recourse for indemnity obligations.  An additional $1.3 million was paid to the seller subsequent to the closing date, related to net working capital adjustments. The deferred payment is recorded in other assets and is being amortized into compensation expense over the period earned. As of March 31, 2017, approximately $4.0 million has been paid from escrow to the seller.

The transaction called for cash consideration as well as contingent payments based on levels of Adjusted EBITDA achieved.  We have estimated contingent payments, which are classified as purchase consideration if made or due to the seller and as compensation if made to current employees. As part of the purchase price, the Company recorded a $37.3 million liability on the date of acquisition for the deferred contingent consideration due to seller based upon the net present value of the Company’s estimate of the future payments. Subsequent measurements are made using the same methodology. This fair value measurement represents a Level 3 measurement as it is based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date. Subsequent changes to the fair value of the contingent acquisition consideration are recorded as changes in fair value of contingent acquisition consideration, see Note 6 – Fair Value Measurement.

We recorded approximately $67.9 million in goodwill, which reflects the adjustments necessary to allocate the purchase price to the fair value of the assets acquired and the liabilities assumed and represents the expected future economic benefits from future growth arising from the Acquired NextAdvisor Business’s scale and expertise in driving traffic via sponsored content,  benefits expected from using that expertise to drive traffic to other Bankrate-owned websites and future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. We expect goodwill will be deductible for income tax purposes. The valuations used to determine the preliminary estimated fair value of the intangible assets and the resulting goodwill in the purchase price allocation principally use the discounted cash flow methodology and were made concurrent with the effective date of the acquisition. Intangible assets including trademarks and internet domain name, customer relationships, and the non-compete covenant were valued using the income approach, and the developed technology was valued using cost methodology. Approximately $30.0 million was recorded as intangible assets consisting of customer relationships for $22.2 million, trademarks and internet domain name for $6.2 million, non-compete covenant for $1.4 million and developed technology for $150,000. The current assets and receivables acquired and the current liabilities assumed were recorded at cost which approximated fair value.

The following table presents the March 31, 2017, preliminary estimated fair value of assets acquired and liabilities assumed at the acquisition date:

Acquisition Date
(In thousands)	Estimated Fair Value
Prepaid expenses and other current assets	$43
Receivables	8,409
Intangible assets	30,018
Total identifiable assets acquired	38,470

Current liabilities	4,342
Total liabilities assumed	4,342
Net assets acquired	34,128
Goodwill	67,893
Purchase price	$102,021

Included in the amounts disclosed and the table above are adjustments recorded subsequent to the acquisition for approximately $1.5 million, primarily for post-closing working capital adjustments and changes in the valuation of acquired assets.

The estimated weighted average amortization periods for intangible assets recorded in the acquisition are as follows:

Weighted Average
Amortization Period
(Years)
Trademarks and domain names	5.0
Customer relationships	8.0
Developed technology	2.0
Non-compete covenant	3.0

The amounts of revenue and net income generated by the Acquired NextAdvisor Business included in our Condensed Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2017 are approximately $22.5 million and $6.0 million, respectively. These amounts include both results from existing NextAdvisor operations and revenue and net income on CreditCards.com which resulted from content marketing managed by NextAdvisor. We record income tax expense at the consolidated level and do not allocate to the businesses.

Unaudited pro forma revenue, net income, weighted average shares and net loss of the Company, assuming the Acquired NextAdvisor Business occurred January 1, 2016, for the three months ended March 31, 2016:

March 31,
(In thousands, except share and per share data)	2016
Total revenue	$107,977
Net loss	$(74)
Weighted average shares:
Basic	93,250,088
Diluted	93,790,910
Earnings (loss) per share:
Basic	$-
Diluted	$-

NOTE 12 – DISCONTINUED OPERATION

During the three months ended March 31, 2016, we incurred a net loss of $439,000 in discontinued operations related to the December 2015 disposal of our former Insurance business. This activity primarily relates to legal and other post-closing expenses, partially offset by reimbursements from several states for previous sales tax remittances.

NOTE 13 – SUBSEQUENT EVENTS

In April 2017 the Company approved a restructuring initiative to exit our print business and drive increased efficiencies by better aligning resources with its strategic objectives. The initiative will reduce headcount and consolidate functions and locations.  The Company expects to incur restructuring costs of approximately $2.1 million as part of this process, for termination costs, including severance and retention expenses, facility closure costs and the acceleration of depreciation of certain assets. The Company expects to complete this initiative by December 31, 2017.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our results of operations and financial condition with the financial statements and related notes included elsewhere in this Quarterly Report and with our 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “2016 Annual Report”). The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs, and that involve numerous risks and uncertainties, including, but not limited to, those described in the “Cautionary Statement Concerning Forward-Looking Statements” section of this Quarterly Report on Form 10-Q and in the materials referenced therein. Actual results may differ materially from those contained in any forward-looking statements. See “Cautionary Statement Concerning Forward-Looking Statements.”

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

•	Other – includes unallocated corporate overhead, the elimination of transactions between segments and the wind down of our China operations.

Executive Summary

During 2017:

•	Revenues increased 27.0% to $118.7 million in the first quarter from the same period in 2016
•	Net income from continuing operations decreased in the first quarter by $6 million to a loss of $5.2 million from the same period in 2016
•	Adjusted EBITDA increased $7.1 million to $30.4 million in the first quarter from the same period in 2016

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

Critical Accounting Policies

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenue and expenses during the period. We base our judgments, estimates and assumptions on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. There have been no significant changes in our critical accounting policies or estimates during the three months ended March 31, 2017 as compared to the critical accounting policies and estimates disclosed in management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K dated March 22, 2017 and filed with the SEC, except as updated in Note 1 in Notes to the Condensed Consolidated Financial Statements.

Recent Accounting Pronouncements

See Note 1 in Notes to Condensed Consolidated Financial Statements.

Results of Operations

Our chief operating decision maker, the Company’s Chief Executive Officer, manages, assesses performance and allocates resources for our businesses based upon separate financial information for each of our operating segments (see Note 5 to our Condensed Consolidated Financial Statements for further information). In identifying the reportable segments, we also considered the nature of the services provided by our operating segments and other relevant factors. Senior Care does not meet the quantitative thresholds for a reportable segment, however management believes that information about the segment should be separately disclosed as it is useful to the readers of the consolidated financial statements.

As described in our 2016 Annual Report, in the third quarter 2016, management revised the strategy of our Quizzle reporting unit to focus its technology resources primarily on enhancing the user experience of the products and services provided by the Banking segment through greater personalization, and realigned its management reporting structure by integrating the Quizzle operations into the Banking segment from Other.  All segment results reported for the three months ended March  31, 2016 have been revised to reflect such change.

Management evaluates the operating results of each of the Company’s operating segments based upon revenue and “Adjusted EBITDA”, which we define as income from continuing operations before depreciation and amortization; interest; income taxes; changes in fair value of contingent acquisition consideration; stock-based compensation and other items such as loss on extinguishment of debt, legal settlements, acquisition, disposition and related expenses; restructuring charges; any impairment charges; NextAdvisor contingent deferred compensation for the acquisition; costs related to the Restatement and related internal review, the SEC and DOJ investigations and related litigation and indemnification obligations; purchase accounting adjustments; and our operations in China as we are winding down and ceasing its operations. The Company’s presentation of Adjusted EBITDA, a non-GAAP measure, may not be comparable to similarly titled measures used by other companies.

The following table displays our results for the respective periods expressed as a percentage of total revenue.

	Three months ended
	March 31,	March 31,
Statement of Operations Data:	2017	2016
Revenue	100%	100%

Costs and expenses:
Cost of revenue	53%	51%
Sales and marketing	4%	5%
Product development and technology	7%	7%
General and administrative	18%	18%
Legal settlements	0%	(1%)
Changes in fair value of contingent acquisition consideration	11%	0%
Depreciation and amortization	9%	10%
Total costs and expenses	102%	90%
(Loss) income from operations	(2%)	10%

Interest expense	5%	6%
Interest income and other, net	0%	(1%)

(Loss) income before taxes	(7%)	5%
Income tax (benefit) expense	(3%)	4%
Net (loss) income from continuing operations	(4%)	1%

Net loss from discontinued operation, net of income taxes	0%	0%
Net (loss) income	(4%)	0%

Three months ended March 31, 2017 compared to March 31, 2016

Revenue

Total revenue was $118.7 million and $93.5 million for the three months ended March 31, 2017 and 2016, respectively, representing an increase of $25.2 million or 27.0%. Credit Cards segment revenue increased $22.4 million,  Banking segment revenue increased $4.5 million and Senior Care segment revenue decreased $358,000, while revenue in Other decreased $1.3 million. See our Segment results of operations discussion for further information.

Cost of Revenue

Cost of revenue for the three months ended March 31, 2017 of $63.2 million was $15.9 million higher than the same period in 2016. The increase was primarily attributed to higher paid marketing expense of $22.4 million, higher employee compensation and benefits expense of $1.4 million, higher stock based compensation of $152,000 and other costs, partially offset by lower distribution payments to our online partners of $8.0 million.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2017 of $5.2 million increased $331,000 from prior year, primarily due to $376,000 increased professional fees, consulting and other costs, and $104,000 increased commissions, partially offset by $151,000 lower stock compensation expense.

Product Development and Technology

Product development and technology costs for the three months ended March 31, 2017 of $8.6 million were approximately $2 million higher than the comparable period in 2016, primarily due to $1.5 million of higher total employee costs, including compensation, benefits and incentive compensation, $457,000 increased stock compensation expense and a $371,000 increase in technology spend.

General and Administrative

General and administrative expenses for the three months ended March 31, 2017 of $21.8 million were $5 million higher than the same period in 2016, due primarily to $5.0 million of higher compensation and benefit costs, which includes contingent compensation expense due to NextAdvisor employees, $2.0 million higher stock compensation expense,  $613,000 higher facility and other expenses primarily related to the new headquarters location, partially offset by $2.0 million lower professional fees primarily related to accounting and legal, $639,000 decreased information technology costs,  $206,000 in lower expenses related to the Restatement and related internal review, the SEC and DOJ investigations and related litigation and indemnification obligations and $193,000 lower incentive compensation expense.

Legal Settlements

During the three months ended March 31, 2016, we recognized insurance proceeds of $851,000 for reimbursement of a previous legal settlement.

Changes in Fair Value of Contingent Acquisition Consideration

Changes in fair value of contingent acquisition consideration for the three months ended March 31, 2017 was an expense of $12.8 million related to an increase of $12.4 million for a change in estimate related to current results, revised forecasted results and the probability in achievement, and an increase of $454,000 for the passage of time.

Changes in fair value of contingent acquisition consideration for the three months ended March 31, 2016 was $348,000 due to the passage of time.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2017 of $10.5 million was $915,000 higher than the same period in 2016 primarily as a result of amortization expense in connection with our acquisition and higher depreciation expense associated with increased internal capitalized software as compared to 2016.

Interest expense

Interest expense for the three months ended March 31, 2017 and 2016 was $5.5 million, respectively.

Interest income and other, net

Interest income and other, net for the three months ended March 31, 2017 of $500,000,  decreased $123,000 from the same period in 2016.

Income Tax Expense

Our effective tax rate was a benefit of 38.4% during the three months ended March 31, 2017 compared to an expense of 83.5% in the same period in 2016. The change in our effective tax rate during the three months ended March 31, 2017 is primarily attributed to a higher discrete tax charge related to share-based awards in 2016.

Following is a discussion of the results of each of our reportable segments:

	Revenues		Adjusted EBITDA
	Three months ended		Three months ended
(In thousands)	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Credit Cards (A)	$85,524	$63,142	$29,021	$25,799
Banking (B)	29,837	25,339	8,944	5,267
Senior Care	5,829	6,187	(1,184)	(453)
Other	(2,531)	(1,190)	(6,364)	(7,304)
Total Company	$118,659	$93,478	30,417	23,309

Less:
Interest expense			5,462	5,479
Interest income and other, net			(509)	(632)
Depreciation and amortization			10,542	9,627
Changes in fair value of contingent acquisition consideration			12,847	(162)
Stock-based compensation expense			6,358	3,904
Legal settlements			-	(851)
Restructuring charge			-	(34)
Restatement-related expenses (C)			1,222	1,427
NextAdvisor contingent deferred compensation (D)			2,976	-
China operations (E)			40	173
(Loss) income before income taxes			$(8,521)	$4,378

__________

(A)	Results for the three months ended March 31, 2017 include NextAdvisor, acquired during the second quarter 2016.
(B)

During the third quarter 2016, management realigned its management reporting structure by integrating the Quizzle operations into the Banking segment. All segment results reported for 2016 have been revised to reflect such change.

(C)	Restatement charges include costs related to the Restatement and related internal review, the SEC and DOJ investigations and related litigation and indemnification obligations.
(D)	Represents contingent deferred compensation expense related to the NextAdvisor acquisition.
(E)

Represents the loss from the operations in China, and includes costs incurred to wind down those operations. The results of China were previously presented as a discontinued operation when it was actively marketed for sale. After the negotiations with the potential buyer did not result in a sale of the business, we initiated the process to wind down the operations.

Credit Cards

Revenue increased $22.4 million (35.4%) for the three months ended March 31, 2017 compared with 2016, and was attributable to the results of the NextAdvisor business acquired during the second quarter of 2016. Excluding the impact of NextAdvisor, Credit Cards consumer inquiry volume increased 17.4% year-over-year, while revenue per consumer inquiry declined 6.9%. The decline in revenue per consumer inquiry reflects lower conversion of consumer inquiries into approved credit cards.

Adjusted EBITDA increased $3.2 million (12.5%) for the three months ended March 31, 2017 compared with 2016. Expenses included in Adjusted EBITDA increased $19.2 million from the prior year period, primarily due to a $14.4 million increase in cost of revenue, mainly related to increased paid marketing expense. Sales and marketing expense increased $679,000, primarily due to employee compensation, benefits and corporate marketing costs. Product development and technology cost increased by $1.9 million primarily due to higher compensation, benefit, incentive compensation expense and contract labor and consulting costs. General and administrative expenses were $2.2 million higher, mainly attributed to higher compensation, benefits, facility and other general expenses.

Banking

Revenue increased $4.5 million (17.8%) for the three months ended March 31, 2017 compared with 2016. Of the total revenue increase, consumer inquiry revenues generated through our rate tables increased by $2.6 million (15.2%) due to advertiser demand in our deposit vertical compared to the prior year. Volume increased 34.1% due to growth in our mortgage vertical while overall unit pricing was 14.1%  lower due to our efforts to align the price of each click with the value received by the advertisers. Other revenue increased by $1.9 million primarily driven by an increase in Credit Card revenue earned on Bankrate.com.

Adjusted EBITDA increased $3.7 million (69.8%) due primarily to increased revenue. Expenses included in Adjusted EBITDA increased $822,000 from the prior year period. Cost of revenue increased by $2.1 million primarily due to higher paid marketing expense. Sales and marketing expense increased by $41,000. Product development costs decreased by approximately $209,000 primarily due to consulting expenses, partially offset by increased technology spend. General and administrative expenses decreased $1.1 million primarily due to lower compensation, benefit expense and information technology expenses.

Senior Care

Revenue decreased $358,000 (5.8%) for the three months ended March 31, 2017 compared with 2016.  This was primarily due to a decrease of $503,000 in revenue from senior housing referrals which is largely attributable to understaffing in our call center which resulted in fewer referrals to senior living communities and fewer move-ins, as well as the loss of a major customer in 2016, partly offset by higher average referral fees generated per move-in. Revenue from the sale of home care leads increased $347,000, as we continued to shift customers from subscription contracts to cost-per-lead agreements, which also accounts for a $156,000 decrease in subscription revenue. Advertising revenue was down $47,000 following a decision to de-emphasize pharmaceutical ad campaigns.

Adjusted EBITDA decreased $731,000 primarily due to decreased revenue. Expenses included in Adjusted EBITDA increased $374,000 from the prior year period. Cost of revenue increased by $207,000 primarily due to higher travel expenses related to training for new Family Advisors and increased contractor costs in support of our call center. Sales and marketing expense was $185,000 higher, primarily attributed to employee compensation, benefits and commissions and contractor expenses. Product development and technology cost decreased by $109,000, and general and administrative expenses increased $91,000.

Other

The Other segment includes general corporate expenses and intercompany eliminations. Revenue for the three months ended March 31, 2017 compared with 2016 decreased $1.3 million, a decrease of $1.1 million excluding China, while Adjusted EBITDA excluding the China operations, which are being wound down, increased $940,000. The revenue decrease is primarily attributed to increased intersegment revenue eliminations. The increase in Adjusted EBITDA was primarily due to lower professional fees.

Liquidity and Capital Resources

(In thousands)	March 31, 2017	December 31, 2016	Change
Cash and cash equivalents	$183,315	$176,680	$6,635
Working capital	$190,563	$217,087	$(26,524)
Stockholders' equity	$685,435	$689,378	$(3,943)

Our principal ongoing source of operating liquidity is the cash generated by our business operations. We consider all highly liquid debt investments purchased with an original maturity of less than three months to be cash equivalents.

Our primary uses of cash have been to fund our working capital and capital expenditure needs, fund acquisitions, service our debt obligations and repurchase Company shares. We believe that we can generate sufficient cash flows from operations to fund our operating and capital expenditure requirements, as well as to service our debt obligations, for the next 12 months. In the event we experience a significant adverse change in our business operations, we would likely need to secure additional sources of financing.

As of March 31, 2017, we had working capital of $190.6 million and our primary commitments were normal working capital requirements and $2.3 million in accrued interest for the Senior Notes. In addition, we have accrued $45.4 million for contingent liabilities related to a past acquisition due within the next twelve months.

As of December 31, 2016, we had working capital of $217.1 million and our primary commitments were normal working capital requirements and $6.9 million in accrued interest for the Senior Notes. In addition, we had commitments for acquisition related obligations related to past acquisitions totaling $3.7 million for guaranteed earnouts as of December 31, 2016, that were due within the next twelve months, and $31.6 million accrued for non-current contingent liabilities related to a past acquisition.

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

Debt Financing

Senior Notes

As of March 31, 2017, we had $300.0 million in Senior Notes outstanding for which interest is accrued daily on the outstanding principal amount at 6.125% and is payable semi-annually, in arrears, on February 15th and August 15th. The Senior Notes are due August 15, 2018. Accrued interest on the Senior Notes as of March 31, 2017 is approximately $2.3 million. Refer to Note 10 in the Notes to Condensed Consolidated Financial Statements for a further description of the Senior Notes.

Revolving Credit Facility

We have a Revolving Credit Facility in an aggregate amount of $70.0 million which matures on May 17, 2018 ("Revolving Credit Facility"). All obligations under the Revolving Credit Facility are guaranteed by the Guarantors and are secured, subject to certain exceptions, by first priority liens and security interests in the assets of the Company and the Guarantors.

As of March 31, 2017, we had approximately $593,000 in letters of credit outstanding under the Revolving Credit Facility and we were in compliance with all required covenants.

Cash Flows

Operating Activities

During the three months ended March 31, 2017, operating activities provided cash of $18.3 million compared to $3.5 million during the three months ended March 31, 2016. This increase is mainly due to:

•

a  year-over-year increase of $12.0 million in net income excluding non-cash charges (primarily depreciation and amortization, stock-based compensation,  and changes in fair value of contingent acquisition consideration), primarily attributable to the current year’s improved operating results

•	a $1.4 million year-over-year increase in taxes refunded
•	an decrease related to changes in operating assets and liabilities of $1.4 million

Investing Activities

For the three months ended March 31, 2017, cash used in investing activities was $3.6 million and primarily consisted of:

•	$3.6 million for purchases of furniture, fixtures, leasehold improvements, equipment and capitalized website development costs

For the three months ended March 31, 2016, cash used in investing activities was $1.2 million and primarily consisted of:

•	$1.2 million for purchases of furniture, fixtures, equipment and capitalized website development costs

Financing Activities

For the three months ended March 31, 2017, cash used in financing activities was $8.1 million due to:

•	$3.3 million of payments of guaranteed deferred acquisition payments
•	the repurchase of $4.8 million of Company stock for withholdings and remittances of employee taxes on vesting of employee stock-based compensation awards

For the three months ended March 31, 2016, cash used by financing activities was $34.8 million primarily due to:

•

the repurchase of $29.6 million of Company stock (which includes purchases under the stock purchase program completed in the second quarter 2016, as well as withholdings and remittances for employee taxes on vesting of employee stock-based compensation awards)

•	$5.2 million of payments of contingent acquisition consideration

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We maintain or may maintain a portfolio of investments including bank deposits, U.S. Treasury securities, U.S. Government Agency securities, municipal securities, corporate debt securities and money market funds. The Company’s investment objectives, in order of priority, are (i) to preserve capital, (ii) to maintain liquidity, and (iii) to obtain a fair rate of return. In addition to other restrictions based on credit quality, the maximum maturity date for each investment is 24 months and the weighted average maturity of the portfolio may not exceed 12 months.

None of our outstanding debt as of March 31, 2017 was subject to variable interest rates as we did not have an outstanding balance for borrowed money under our Revolving Credit Facility as of March 31, 2017. Interest under our Revolving Credit Facility accrues at variable rates based, at our option, on the alternate base rate (as defined in the Revolving Credit Facility) plus a margin of 3.00% or at the adjusted LIBO rate (as defined in the Revolving Credit Facility) plus a margin of 2.00%. Our fixed interest rate debt includes $300.0 million of our Senior Notes in aggregate principal amount.

Exchange Rate Sensitivity

Our exposure to exchange rate risk is primarily that of a net receiver of currencies other than the U.S. dollar, primarily British Pound Sterling. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, can affect the Company's net sales and income from operations as expressed in U.S. dollars. Additionally, we have not engaged in any derivative or hedging transactions to date. During the three months ended March 31, 2017, non-U.S. revenues were less than 1% of our total revenue. We estimate that a hypothetical 10% change (increase or decrease) in exchange rates would not have a material impact to our condensed consolidated financial statements.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act, as amended (the “Exchange Act”), management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2017.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, due to the identification of a material weakness in our internal control over financial reporting as described in Item 9A of the 2016 Annual Report, our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2017. For a description of the material weakness, see Part II, Item 9A in the 2016 Annual Report.

Remediation.  In response to the material weakness, management is implementing modifications to better ensure that the Company has validated all inputs used for, and all calculations performed in, valuation reports prepared by third party valuation specialists. The material weakness in our internal control over financial reporting will not be considered remediated until these modifications are implemented, in operation for a sufficient period of time, tested, and concluded by management to be designed and operating effectively. In addition, as we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to address control deficiencies or determine to modify our remediation plan. Management will test and evaluate the implementation of these modifications during 2017 to ascertain whether they are designed and operating effectively to provide reasonable assurance that they will prevent or detect a material misstatement in the Company’s financial statements.

Changes in Internal Control over Financial Reporting

Other than the changes described above under “Remediation” that occurred during the quarter ended March 31, 2017, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The information with respect to legal proceedings is incorporated by reference from Note 9 of our Condensed Consolidated Financial Statements included herein.

Item 1A.  Risk Factors

An investment in our securities involves risk. You should carefully consider the following risk factors and those set forth in our 2016 Annual Report, as well as the other information included in this Quarterly Report, before investing in our securities. You should be aware that these risk factors and other information may not describe every risk facing our Company. Any of these risks could materially and adversely affect our business, financial condition, results of operations or prospects, and cause the value of our securities to decline, which could cause you to lose all or part of your investment in our Company.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Company Purchase of Equity Securities

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value)
			Shares Purchased as	of Shares That May
			Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans or
Period	Shares Purchased	Paid Per Share	or Programs	Programs
January 1, 2017 through January 31, 2017	5,806	$11.44	-	$-
February 1, 2017 through February 28, 2017	184,871	$10.99	-	$-
March 1, 2017 through March 31, 2017	258,888	$10.40	-	$-

Item 3.   Default Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not Applicable

Item 5.    Other Information

Not Applicable

Item 6.     Exhibits

Exhibit No.	Description

10.1*	Form of 2017 Restricted Stock Unit Agreement

10.2*	Form of 2017 Performance Share Unit Agreement

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*   Filed herewith

**  This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

*** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Bankrate, Inc.

Date: May 9, 2017	By:	/s/ Steven D. Barnhart
Steven D. Barnhart
Senior Vice President, Chief Financial Officer (Mr. Barnhart is the Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant)