Form 10-Q
period 2017-06-30
Bankrate, Inc.
filed 2017-08-08
CIK 1518222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File No. 1-35206

(Exact name of registrant as specified in its charter)

Delaware	65-0423422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1675 Broadway, 22nd Floor New York, NY	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 917-368-8600

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

The number of outstanding shares of the issuer’s common stock as of July 31, 2017  was as follows: 89,695,515  shares of Common stock, $.01 par value.

Bankrate, Inc. and Subsidiaries

Quarterly Report on Form 10-Q for the Quarter Ended June  30, 2017

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

Important factors that could cause actual results to differ materially from our expectations, which we refer to as cautionary statements, are discussed in detail in Part I, Item 1A. “Risk Factors” in our Annual  Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (“SEC” or “Commission”) on March 22, 2017, as updated in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. All forward-looking information in this Quarterly Report on Form 10-Q and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include without limitation:

•

the failure to obtain Bankrate stockholder approval of the proposed merger with Red Ventures or the failure of any of the other conditions to the completion of the merger to be satisfied (see Note 14 – Subsequent Events of the Notes to the Condensed Consolidated Financial Statements for a description of the proposed merger with Red Ventures);

•	the possibility that the proposed merger with Red Ventures may not be completed within the expected time frame or at all;
•

the effect of the announcement and pendency of the merger with Red Ventures on our ability to retain and hire key personnel and maintain relationships with our customers, providers, advertisers, partners and others with whom we do business, or on our operating results and businesses generally;

•	risks associated with the disruption of management’s attention from ongoing business operations due to the proposed merger with Red Ventures;
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
•

the effect of our operations in the United Kingdom and possible expansion to other international markets in which we may have limited experience, and our ability to successfully execute on our business strategies in international markets;

•	risks associated with the wind down of our operations in China;
•	the strength of the U.S. economy in general and the financial services and senior care industries in particular;
•	changes in monetary and fiscal policies of the U.S. government and interest rate volatility;
•	review of our business and operations by regulatory or other governmental authorities;
•	changes in laws and regulations or interpretations of laws and regulations, other changes in the legal and regulatory environment, and the impact of such changes on the operation of our business;
•	any impairment to our goodwill and/or intangible assets;
•	changes in accounting principles, policies, practices or guidelines; and
•	our ability to manage the risks involved in the foregoing.

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

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

Bankrate, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	(Unaudited)
	June 30,	December 31,
	2017	2016
Assets
Cash and cash equivalents	$188,624	$176,680
Accounts receivable, net of allowance for doubtful accounts of
$504 and $190, respectively	66,714	52,211
Prepaid expenses and other current assets	38,033	42,041
Total current assets	293,371	270,932
Deferred income taxes	11,040	-
Furniture, fixtures and equipment, net of accumulated depreciation of
$19,903 and $19,514, respectively	18,228	15,440
Intangible assets, net of accumulated amortization of
$221,005 and $202,331, respectively	173,629	192,119
Goodwill	599,805	599,805
Other assets	4,560	5,564
Total assets	$1,100,633	$1,083,860
Liabilities and stockholders' equity
Liabilities
Accounts payable	$9,290	$11,191
Accrued expenses	29,171	27,887
Deferred revenue and customer deposits	762	1,369
Accrued interest payable	6,891	6,887
Other current liabilities	76,650	6,511
Total current liabilities	122,764	53,845
Deferred income taxes	-	5,118
Long term debt, net of unamortized discount	296,999	295,721
Other liabilities	8,894	39,798
Total liabilities	428,657	394,482
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock, par value $.01 per share - 50,000,000 authorized, none issued	-	-
Common stock, par value $.01 per share -
300,000,000 shares authorized;
102,228,527 and 103,132,289 shares issued, respectively;
89,701,738 and 90,072,482 shares outstanding, respectively	1,023	1,032
Additional paid-in capital	906,359	903,177
Accumulated deficit	(100,014)	(71,119)
Less: Treasury stock, at cost - 12,526,789 and 13,059,807 shares, respectively	(137,093)	(142,983)
Accumulated other comprehensive income (loss)	1,701	(729)
Total stockholders' equity	671,976	689,378
Total liabilities and stockholders' equity	$1,100,633	$1,083,860

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bankrate, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands, except share and per share data)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Revenue	$115,924	$98,302	$234,583	$191,780

Costs and expenses:
Cost of revenue	64,400	52,828	127,594	100,372
Sales and marketing	5,304	4,037	10,530	8,565
Product development and technology	8,897	7,470	17,475	14,049
General and administrative	23,941	20,069	45,781	37,091
Legal settlements	-	20,000	-	19,149
Acquisition, disposition and related expenses	240	1,335	240	1,335
Restructuring-related expenses	669	-	669	(34)
Changes in fair value of contingent acquisition consideration	27,292	263	40,140	101
Impairment charge	-	25,000	-	25,000
Depreciation and amortization	10,887	11,079	21,429	20,706
Total costs and expenses	141,630	142,081	263,858	226,334
Loss from operations	(25,706)	(43,779)	(29,275)	(34,554)

Interest expense	5,414	5,400	10,876	10,880
Interest (income) and other, net	265	(426)	(244)	(1,058)

Loss before taxes	(31,385)	(48,753)	(39,907)	(44,376)
Income tax benefit	(8,099)	(7,444)	(11,373)	(3,788)
Net loss from continuing operations	(23,286)	(41,309)	(28,534)	(40,588)
Net income (loss) from discontinued operation	-	353	-	(86)
Net loss	$(23,286)	$(40,956)	$(28,534)	$(40,674)

Basic net loss per share:
Continuing operations	$(0.26)	$(0.47)	$(0.32)	$(0.45)
Discontinued operation	-	-	-	-
Basic net loss per share	$(0.26)	$(0.47)	$(0.32)	$(0.45)

Diluted net loss per share:
Continuing operations	$(0.26)	$(0.47)	$(0.32)	$(0.45)
Discontinued operation	-	-	-	-
Diluted net loss per share	$(0.26)	$(0.47)	$(0.32)	$(0.45)

Weighted average common shares outstanding:
Basic	88,709,404	88,030,655	88,473,325	90,469,093
Diluted	88,709,404	88,030,655	88,473,325	90,469,093

Net loss	$(23,286)	$(40,956)	$(28,534)	$(40,674)
Other comprehensive income (loss):
Foreign currency translation, three and six months ended June 30, 2017 net of tax of $1,305, respectively	2,367	94	2,430	(157)
Other comprehensive income (loss), net of tax	2,367	94	2,430	(157)
Comprehensive loss	$(20,919)	$(40,862)	$(26,104)	$(40,831)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bankrate, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended
	June 30,	June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(28,534)	$(40,674)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	21,429	20,706
Provision for doubtful accounts receivable	513	64
Deferred income taxes	(15,949)	(602)
Amortization of deferred financing charges and original issue discount	1,447	1,373
Stock-based compensation	13,720	8,659
Loss on disposal of assets	96	179
Changes in fair value of contingent acquisition consideration	40,140	101
Non-cash foreign translation effect on interest income and other, net	876	-
Impairment charge	-	25,000
Change in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(15,015)	5,403
Prepaid expenses and other assets	4,716	(20,007)
Accounts payable	(1,891)	(6,981)
Accrued expenses	4,271	2,521
Other liabilities	1,590	18,277
Deferred revenue and customer deposits	(607)	1
Net cash provided by operating activities	26,802	14,020

Cash flows from investing activities
Purchases of furniture, fixtures and equipment and capitalized software and website development costs	(5,619)	(2,574)
Cash used in business acquisitions, net	-	(63,409)
Net cash used in investing activities	(5,619)	(65,983)

Cash flows from financing activities
Cash paid for contingent acquisition consideration	-	(5,181)
Cash paid for deferred acquisition consideration	(3,309)	(3,521)
Purchase of Company stock	(6,069)	(54,437)
Net cash used in financing activities	(9,378)	(63,139)

Effect of exchange rate on cash and cash equivalents	139	(151)
Net increase (decrease) in cash	11,944	(115,253)
Cash - beginning of period	176,680	237,204
Cash - end of period	$188,624	$121,951

Supplemental disclosure of other cash flow activities
Cash paid for interest	$9,369	$9,255
Cash paid for taxes, net	2,903	1,737

Supplemental disclosure of non-cash investing and financing activities
Accrued additions to furniture, fixtures and equipment and capitalized software and website development costs	37	-
Vested share-based awards	15,893	9,781

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bankrate, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The Company

Bankrate, Inc. and its subsidiaries (“Bankrate” or the “Company,” “we,” “us,” “our”) own and operate an Internet-based consumer banking, personal finance and senior care network (“Online Network”). Our flagship websites, CreditCards.com,  Bankrate.com, and Caring.com are some of the Internet’s leading aggregators of information on more than 300 financial and senior care products and services, including credit cards, mortgages, deposits, and other personal finance categories. Additionally, we provide financial applications and information to a network of distribution partners.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement of our results have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, for any future interim period or for any future year.

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

Reclassifications

Certain amounts presented for the six months ended June 30, 2017 reflect reclassifications made to conform to the presentation in our 2016 Annual Report and our current presentation as follows:

In 2016 we adopted ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” on a retrospective basis. In doing so, the presentation and classification of certain transactions involving cash paid for contingent acquisition consideration on our statement of cash flows for the six months ended June 30, 2016 have been retrospectively adjusted to conform to our current presentation and classification.

As disclosed in our 2016 Annual Report, in  the third quarter 2016 management revised the strategy of its Quizzle reporting unit to focus its technology resources primarily on enhancing the user experience of the products and services provided by the Banking segment through greater personalization, and realigned its management reporting structure by integrating the Quizzle operations into the Banking segment, as it was previously reported in Other. All segment results reported for the three and six months ended June 30, 2016 have been revised to reflect such change.

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

Recently Issued Pronouncements, Not Adopted as of June 30, 2017

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

The standards provide companies with a single model for use in accounting for revenue arising from contracts with customers that supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, to be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. We plan to adopt this guidance effective January 1, 2018, as required. We understand that the adoption of these updates have the potential to materially impact our revenue recognition process and related expenses. We have engaged a third-party to assist in our analysis and review of our contracts regarding this guidance and we are in the process of completing the analysis of the standard’s impact. We have completed our review of the standard’s impact on our Credit Cards segment, our largest revenue producing segment,  and we have not identified any provisions that we would expect to have a significant impact on how we recognize revenue and related expenses for this segment.  We are in the process of completing the analysis of this standard on our Banking and Senior Care segments,  and at this time we have not identified any provisions that we would expect to have a significant impact on how we recognize revenue and related expenses for these segments.  We are evaluating the impact of this update on our financial statement disclosures. We expect to complete our assessments prior to adoption of the guidance.

In January 2016, the FASB issued ASU 2016-01 “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This update amends some of the existing guidance related to the recognition, measurement, presentation, and disclosure of financial instruments. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We are evaluating the effect that this update will have on our consolidated financial statements and related disclosures, while at this time we do not anticipate that this update will have a significant impact on our consolidated financial statements and related disclosures.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718) Scope of Modification Accounting,”to provide clarity and reduce the diversity of practice and cost and complexity when applying guidance in Topic 718, Compensation-Stock Compensation, to a change in terms and conditions of a share-based payment award. The amendments in this update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15,

2017. Early adoption is permitted for reporting periods for which financial statements have not yet been issued. The amendments in this update should be applied prospectively to an award modified on or after the adoption date. We are evaluating the effect that this update will have on our consolidated financial statements and related disclosures.

NOTE 2 – GOODWILL AND INTANGIBLE ASSETS

Goodwill activity for the six months ended June 30, 2017 is shown below:

(In thousands)	Credit Cards	Banking	Senior Care	Total Company
Balance, January 1, 2017	$451,771	$127,516	$20,518	$599,805
Additions due to acquisitions	-	-	-	-
Balance, June 30, 2017	$451,771	$127,516	$20,518	$599,805

Intangible assets consist primarily of trademarks and domain names, customer relationships, affiliate relationships and developed technologies. Intangible assets are being amortized over their estimated useful lives on a straight-line basis.

Intangible assets subject to amortization were as follows as of June 30, 2017:

(In thousands)	Cost	Accumulated Amortization	Net	Weighted Average Amortization Period Years
Trademarks and domain names	$204,628	$(92,509)	$112,119	16.5
Customer relationships	157,735	(109,821)	47,914	8.9
Affiliate relationships	12,670	(7,192)	5,478	10.3
Developed technologies	18,170	(10,985)	7,185	6.3
Non-compete covenants	1,431	(498)	933	3.0
	$394,634	$(221,005)	$173,629	12.7

Intangible assets subject to amortization were as follows as of December 31, 2016:

(In thousands)	Cost	Accumulated Amortization	Net	Weighted Average Amortization Period Years
Trademarks and domain names	$204,534	$(84,494)	$120,040	16.5
Customer relationships	157,648	(100,611)	57,037	9.0
Affiliate relationships	12,670	(6,922)	5,748	10.3
Developed technologies	18,167	(10,046)	8,121	6.2
Non-compete covenants	1,431	(258)	1,173	3.0
	$394,450	$(202,331)	$192,119	12.8

Amortization expense for the three and six months ended June 30, 2017 was $9.3 million and $18.6 million, respectively, and amortization expense for the three and six months ended June 30, 2016 was $8.7 million and $17.1 million, respectively.

Future amortization expense for intangible assets placed into service on or before June 30, 2017 is expected to be:

Amortization
(In thousands)	Expense
Remainder of 2017	$16,303
2018	30,851
2019	22,450
2020	15,863
2021	13,352
2022	11,198
Thereafter	63,612
Total expected amortization expense for intangible assets	$173,629

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

The following table presents the computation of basic and diluted earnings (loss) per share:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
(In thousands, except share and per share data)	2017	2016	2017	2016
Net loss from continuing operations	$(23,286)	$(41,309)	$(28,534)	$(40,588)
Net income (loss) from discontinued operation	-	353	-	(86)
Net loss	$(23,286)	$(40,956)	$(28,534)	$(40,674)

Weighted average common shares outstanding for basic earnings (loss) per share	88,709,404	88,030,655	88,473,325	90,469,093
Additional dilutive shares related to share based awards	-	-	-	-
Weighted average common shares outstanding for diluted earnings (loss) per share	88,709,404	88,030,655	88,473,325	90,469,093

Basic net loss per share:
Continuing operations	$(0.26)	$(0.47)	$(0.32)	$(0.45)
Discontinued operation	-	-	-	-
Basic net loss per share	$(0.26)	$(0.47)	$(0.32)	$(0.45)

Diluted net loss per share:
Continuing operations	$(0.26)	$(0.47)	$(0.32)	$(0.45)
Discontinued operation	-	-	-	-
Diluted net loss per share	$(0.26)	$(0.47)	$(0.32)	$(0.45)

As we incurred a loss from continuing operations for the three and six months ended June 30, 2017 and 2016, all outstanding stock options, restricted stock awards and performance stock awards have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding for those periods. Accordingly, basic and diluted weighted average shares outstanding are equal for such periods. The following were excluded from the calculation of diluted earnings per share because their impact would have been anti-dilutive:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Restricted shares and restricted stock units	1,252,240	1,247,313	1,463,369	1,385,643
Stock options	953,292	2,385,656	954,116	2,428,326
Performance shares and performance stock units	79,142	-	100,205	-

NOTE 4 – STOCKHOLDERS’ EQUITY

The activity in stockholders’ equity for the six months ended June 30, 2017 is shown below:

		Common Stock				Treasury Stock
(In thousands)		Shares	Amount	Additional paid-in capital	Accumulated Deficit	Shares	Amount	Accumulated Other Comprehensive Income (Loss) - Foreign Currency Translation	Total Stockholders' Equity

Balance at January 1, 2017		103,132	$1,032	$903,177	$(71,119)	(13,059)	$(142,983)	$(729)	$689,378
Cumulative-effect adjustment of adoption of ASU 2016-09	(A)	-	-	571	(361)	-	-	-	210
Other comprehensive income, net of taxes	(B)	-	-	-	-	-	-	2,430	2,430
Treasury stock purchased	(C)	-	-	-	-	(572)	(6,069)	-	(6,069)
Restricted stock issued, net of cancellations		(19)	-	(9,586)	-	888	9,586	-	-
Performance stock issued, net of cancellations		(885)	(9)	(2,364)	-	217	2,373	-	-
Stock-based compensation		-	-	12,901	-	-	-	-	12,901
Performance-based restricted liability award vest		-	-	1,660	-	-	-	-	1,660
Net loss		-	-	-	(28,534)	-	-	-	(28,534)
Balance at June 30, 2017		102,228	$1,023	$906,359	$(100,014)	(12,526)	$(137,093)	$1,701	$671,976

__________

(A)

On January 1, 2017, we recorded a $361,000, net of tax, cumulative-effect adjustment to accumulated deficit related to the adoption of ASU 2016-09 “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”

(B)

During the six months ended June 30, 2017, accumulated other comprehensive income (loss) was impacted by approximately $2.3 million, net of tax, for the translation of an intercompany loan that was an adjustment to the currency translation of a historical intercompany loan..

(C)

During the three and six months ended June 30, 2017, we increased our treasury stock by approximately 122,000 shares ($1.3 million) and approximately 572,000 shares ($6.1 million), respectively, for shares withheld from the vesting of stock-based compensation awards paid for employee tax withholding.

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

	Three months ended June 30,
	2017		2016
(In thousands)	Revenue	Adjusted EBITDA	Revenue	Adjusted EBITDA
Credit Cards (A)	$78,887	$25,111	$69,650	$24,690
Banking (B)	34,756	8,924	23,851	4,744
Senior Care	6,797	(732)	6,022	464
Other	(4,516)	(5,966)	(1,221)	(7,282)
Total Company	$115,924	27,337	$98,302	22,616

Less:
Interest expense		5,414		5,400
Interest income and other, net		265		(426)
Depreciation and amortization		10,887		11,079
Changes in fair value of contingent acquisition consideration		27,292		263
Stock-based compensation expense		7,360		4,754
Legal settlements (C)		-		20,000
Acquisition, disposition and related expenses		240		1,335
Restructuring charge (D)		669		-
Impairment charge (E)		-		25,000
Restatement-related expenses (F)		2,407		1,995
NextAdvisor contingent deferred compensation(G)		4,143		1,371
China operations (H)		45		598
Loss before income taxes		$(31,385)		$(48,753)

__________

(A)

Results for the three months ended June  30, 2017 include NextAdvisor for the full period, while results for the three months ended June 30, 2016 include the results of NextAdvisor since the acquisition on June 17, 2016.

(B)

During the third quarter 2016, management realigned its management reporting structure by integrating the Quizzle operations into the Banking segment. All segment results reported for 2016 have been revised to reflect such change.

(C)

During the three months ended June 30, 2016, $20.0 million was recorded for a settlement of the private securities class action lawsuit pending against the Company. Approximately $13.8 million of the settlement was funded from insurance proceeds during the third quarter 2016.

(D)

During the second quarter 2017, we initiated a restructuring plan in our Banking segment to exit our print business and drive increased efficiencies by better aligning resources with its strategic objectives.

(E)	During the three months ended June 30, 2016, we recorded $25.0 million for the impairment of goodwill in our Banking segment.
(F)	Restatement-related expenses include expenses related to the Restatement and related internal review, the SEC and DOJ investigations and related litigation and indemnification obligations.
(G)	Represents contingent deferred compensation expense related to the NextAdvisor acquisition.
(H)

Represents the loss from the operations in China, and includes legal and other costs incurred to wind down those operations. Prior to June 30, 2016, the results of China were presented as a discontinued operation when it was actively marketed for sale. After the negotiations with the potential buyer did not result in a sale of the business, we initiated the process to wind down the operations.

	Six months ended June 30,
	2017		2016
(In thousands)	Revenue	Adjusted EBITDA	Revenue	Adjusted EBITDA
Credit Cards (A)	$164,411	$54,133	$132,793	$50,488
Banking (B)	64,593	17,868	49,189	10,011
Senior Care	12,626	(1,916)	12,209	12
Other	(7,047)	(12,331)	(2,411)	(14,586)
Total Company	$234,583	57,754	$191,780	45,925

Less:
Interest expense		10,876		10,880
Interest income and other, net		(244)		(1,058)
Depreciation and amortization		21,429		20,706
Changes in fair value of contingent acquisition consideration		40,140		101
Stock-based compensation expense		13,720		8,659
Legal settlements (C)		-		19,149
Acquisition, disposition and related expenses		240		1,335
Restructuring charge (D)		669		(34)
Impairment charge (E)		-		25,000
Restatement-related expenses (F)		3,629		3,422
NextAdvisor contingent deferred compensation(G)		7,119		1,371
China operations (H)		83		770
Loss before income taxes		$(39,907)		$(44,376)

__________

(A)

Results for the six months ended June 30, 2017 include NextAdvisor for the full period, while results for the six months ended June 30, 2016 include the results of NextAdvisor since the acquisition on June 17, 2016.

(B)

During the third quarter 2016, management realigned its management reporting structure by integrating the Quizzle operations into the Banking segment. All segment results reported for 2016 have been revised to reflect such change.

(C)

During the six months ended June 30, 2016, $20.0 million was recorded for a settlement of the private securities class action lawsuit pending against the Company. Approximately $13.8 million of the settlement was funded from insurance proceeds during the third quarter 2016.

(D)

During the second quarter 2017, we initiated a restructuring plan in our Banking segment to exit our print business and drive increased efficiencies by better aligning resources with its strategic objectives.

(E)	During the six months ended June 30, 2016, we recorded $25.0 million for the impairment of goodwill in our Banking segment.
(F)	Restatement-related expenses include expenses related to the Restatement and related internal review, the SEC and DOJ investigations and related litigation and indemnification obligations.
(G)	Represents contingent deferred compensation expense related to the NextAdvisor acquisition.
(H)

Represents the loss from the operations in China, and includes legal and other costs incurred to wind down those operations. Prior to June 30, 2016 the results of China were presented as a discontinued operation when it was actively marketed for sale. After the negotiations with the potential buyer did not result in a sale of the business, we initiated the process to wind down the operations.

Segment revenues during the three and six months ended June 30, 2017 included $4.5 million and $7 million of intersegment revenue, respectively, and the three and six months ended June 30, 2016 included $1.5 million and $2.9 million of intersegment revenue, respectively. Intersegment revenue is eliminated in Other.

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

The following table presents estimated fair value, and related carrying amounts of our Senior Notes:

	June 30, 2017		December 31, 2016
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial liabilities:
Long term debt	$296,999	$300,750	$295,721	$302,250

We make recurring fair value measurement of contingent acquisition consideration and contingent acquisition deferred compensation liabilities using Level 3 unobservable inputs. We recognize the fair value based on its estimated fair value at the beginning period date using discounted cash flows, Monte Carlo simulations or probability weighted-expected return models. Subsequent adjustments to the fair value are due to the passage of time as we approach the payment date or changes to management’s estimates of the projected performance target. In determining the fair value, we review current results along with projected results for the remaining earnout period to calculate the expected contingent acquisition consideration and contingent acquisition deferred compensation to be paid using the agreed upon formula as laid out in the acquisition agreement. The fair value of these liabilities will be adjusted based on the change in fair value resulting from the passage of time at the applicable discount rate, or changes in the forecasted results as we approach the payment dates absent any significant changes in assumptions related to the valuation or the probability of payment.

The following tables present the fair value measurements of the assets of the non-qualified deferred compensation plan, contingent acquisition deferred compensation and the contingent acquisition consideration using the fair value hierarchy:

	Fair Value Measurement at June 30, 2017 Using
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurement:
Assets:
Investments of the non-qualified deferred compensation plan	$195	$-	$-	$195
Total asset recurring fair value measurements	$195	$-	$-	$195

Liabilities:
Contingent acquisition deferred compensation	$-	$-	$4,023	$4,023
Contingent acquisition consideration	-	-	70,851	70,851
Total liabilities recurring fair value measurements	$-	$-	$74,874	$74,874

	Fair Value Measurement at December 31, 2016 Using
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring fair value measurement:
Assets:
Investments of the non-qualified deferred compensation plan	$178	$-	$-	$178
Total asset recurring fair value measurements	$178	$-	$-	$178

Liabilities:
Contingent acquisition deferred compensation	$-	$-	$869	$869
Contingent acquisition consideration	-	-	30,711	30,711
Total liabilities recurring fair value measurements	$-	$-	$31,580	$31,580

The following table sets forth a reconciliation of changes in the fair value of our contingent acquisition consideration Level 3 financial liabilities:

Six months ended June 30,
(In thousands)	2017
Balance, January 1,	$30,711
Additions to Level 3	-
Transfers into Level 3	-
Transfers out of Level 3	-
Change in fair value	40,140
Payments	-
Balance, June 30,	$70,851

The unobservable inputs used in determining the fair value of contingent acquisition consideration for earnout periods not yet completed include discount factor of 14.0% based on our weighted average cost of capital and projected results of the acquired businesses. In addition, we consider the cost of debt to be a significant input in the valuation of the fair value of the contingent bonus and continent acquisition consideration. We used 3.0% percent as our cost of debt in these valuations as of June 30, 2017.  The fair value calculated as of June 30, 2017 is subject to sensitivity as it relates to the projected results of the acquired businesses, which are uncertain in nature. Each calculation is based on a separate formula and results that differ from our projections could impact the fair value significantly.

During the six months ended June 30, 2017, we recorded an expense of $40.1 million for the change in fair value of contingent acquisition consideration, which consists of an increase of approximately $38.9 million due to a change in estimate for revised forecasted results and probability of achievement, and an increase of approximately $1.3 million related to the passage of time. As of June 30, 2017, the possible contingent acquisition consideration payouts from our acquisition ranges from zero to $134.1 million, depending on the achievement of certain Adjusted EBITDA targets by the acquired operations. This liability is recorded on the condensed consolidated balance sheet in other current liabilities at June 30, 2017 and in other liabilities at December 31, 2016.

The following table sets forth a reconciliation of changes in the fair value of our contingent acquisition deferred compensation Level 3 financial liabilities:

Six months ended June 30,
(In thousands)	2017
Balance, January 1,	$869
Additions to Level 3	-
Transfers into Level 3	-
Transfers out of Level 3	-
Change in fair value	3,154
Payments	-
Balance, June 30,	$4,023

The fair value of the contingent acquisition deferred compensation is based on the achievement of certain Adjusted EBITDA targets, and is tied to the participant’s employment. During the six months ended June 30, 2017, we recorded an expense of approximately $3.2 million for the change in fair value of contingent acquisition deferred compensation, which consists of increases of approximately $2.1 million related to a change in estimate for revised forecasts and probability of achievement, and $1.1 million related to the passage of time. As of June 30, 2017, the possible contingent acquisition deferred compensation payout ranges from zero to $11.7 million, depending on the achievement of certain Adjusted EBITDA targets. This liability is recorded on the condensed consolidated balance sheet in other current liabilities at June 30, 2017 and in other liabilities at December 31, 2016.

NOTE 7 – STOCK-BASED COMPENSATION

The Company’s stock-based compensation program is a long-term retention program that is intended to attract, retain and provide incentives for directors, officers and employees in the form of awards of non-qualified stock options, restricted stock and performance-based restricted shares or units. Stock unit awards entitle the holder to receive shares of common stock of the Company upon vesting on a one-to-one basis. The Company typically settles stock based awards with treasury shares. As of June 30, 2017, approximately 5.0 million shares were available for future grants of awards under the plan.

The stock-based compensation expense for stock options, restricted stock and performance stock awards recognized in our condensed consolidated statements of comprehensive income (loss) are as follows:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2017	2016	2017	2016
Cost of revenue	$770	$481	$1,350	$909
Sales and marketing	426	458	751	934
Product development and technology	1,413	1,122	2,614	1,866
General and administrative	4,751	2,693	9,005	4,950
Total stock-based compensation	$7,360	$4,754	$13,720	$8,659

Stock-based compensation expense for the three and six months ended June 30, 2017 includes $282,000 and $819,000, respectively, and for the three and six months ended June 30, 2016 includes $213,000 and $366,000, respectively, of expense related to performance-based restricted share grants that are classified as a liability until the number of shares is determinable and granted. This amount is included in the performance-based restricted share expense discussed below. These grants vest 50% on their determination dates and 50% on the first anniversary of their determination dates. During the second quarter 2017, a portion of these performance-based restricted share grants became determinable and are no longer classified as a liability.

Stock-based compensation expense, by award type, recognized in our condensed consolidated statements of comprehensive income (loss) is as follows:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2017	2016	2017	2016
Restricted shares	$1,709	$2,327	$3,635	$5,173
Restricted stock units	3,313	1,232	5,450	1,494
Performance-based restricted shares	435	364	1,050	794
Performance-based restricted stock units	1,744	616	3,268	758
Stock options	159	215	317	440
Total stock-based compensation	$7,360	$4,754	$13,720	$8,659

Restricted Stock

The following table summarizes restricted stock award activity for the six months ended June 30, 2017:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2017	1,038,284	$12.86
Granted	32,609	11.50
Vested and released	(443,640)	14.07
Forfeited	(18,894)	12.83
Balance, June 30, 2017	608,359	11.91

The total fair value of restricted stock awards that vested during the six months ended June 30, 2017 was $6.2 million.

As of June 30, 2017, there was unrecognized compensation cost related to non-vested restricted stock awards of $4.2 million, which is estimated to be recognized over a weighted average period of 0.8 years.

Restricted Stock Units

During the six months ended June 30, 2017, restricted stock units were awarded that vest ratably over a three year period following the date of the grant.

		Weighted Average
	Number of	Grant Date
	Units	Fair Value
Balance, January 1, 2017	2,398,049	$8.27
Granted	1,997,159	10.10
Vested and released	(855,397)	8.22
Forfeited	(139,248)	9.16
Balance, June 30, 2017	3,400,563	9.32

The total fair value of restricted stock units that vested during the six months ended June 30, 2017 was $7.0 million.

As of June 30, 2017, there was unrecognized compensation cost related to non-vested restricted stock units of $28.1 million, which is expected to be recognized over an estimated weighted average period of 1.5 years.

Performance-based Restricted Shares

Performance-based restricted shares activity was as follows for the six months ended June 30, 2017:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2017	1,025,670	$12.52
Granted	216,857	9.90
Vested/Earned	(209,087)	12.53
Forfeited	(884,868)	12.77
Balance, June 30, 2017	148,572	10.25

The total fair value of performance-based restricted shares that vested during the six months ended June 30, 2017 was $2.6 million.

As of June 30, 2017, there was unrecognized compensation expense related to non-vested performance stock awards, including grants classified as liability awards where the number of shares is not yet determinable, of $1.6 million, which is expected to be recognized over an estimated weighted average period of 1.3 years.

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

Six months ended June 30, 2017
Expected volatility of stock price	56.35%
Risk-free interest rate	0.94%
Valuation period	2.06 years
Dividend yield	0.00%

Performance-based restricted stock unit activity was as follows for the six months ended June 30, 2017:

		Weighted Average
	Number of	Grant Date
	Units	Fair Value
Balance, January 1, 2017	833,933	$9.21
Granted	737,898	10.00
Forfeited	(2,474)	9.21
Balance, June 30, 2017	1,569,357	9.58

As of June 30, 2017, there was unrecognized compensation expense related to non-vested performance-based restricted stock units of $11.7 million, which is expected to be recognized over an estimated weighted average period of 2.0 years.

Stock Options

Stock option activity was as follows for the six months ended June 30, 2017:

	Number of	Exercise Price	Weighted Average	Aggregate
	Options	Per Share	Exercise Price	Intrinsic Value
Balance, January 1, 2017	954,940	$12.55 - 22.39	$16.81	$-
Granted	-	-	-
Forfeited	(15,000)	15.00 - 22.39	17.46
Expired	-	-	-
Balance, June 30, 2017	939,940	12.55 - 22.39	16.80	2,300

Approximately 34,000 stock options vested during the six months ended June 30, 2017.

The following table summarizes our options outstanding and options currently exercisable:

	As of June 30, 2017
			Weighted Average
	Number of	Weighted Average	Contractual Term	Aggregate
	Options	Exercise Price	(in years)	Intrinsic Value
Options vested and expected to vest	939,940	$16.80	3.5	$2,300
Options exercisable	922,220	16.73	3.5	2,300

The aggregate intrinsic value of stock options outstanding in the tables above is calculated as the difference between the closing price of Bankrate’s common stock on the last trading day of the reporting period ($12.85 at June 30, 2017) and the exercise price of the stock options multiplied by the number of shares underlying options with an exercise prices less than the closing price on the last trading day of the reporting period.

As of June 30, 2017, approximately $128,000 of total unrecognized compensation costs related to non-vested stock option awards is expected to be recognized over an estimated weighted average period of 0.1 years.

NOTE 8 – INCOME TAXES

We calculate our income tax provision for interim periods based on two components: (i) the estimate of the annual effective tax rate and (ii) the existence of any interim period (i.e., discrete) events. The difference between income tax expense computed at the statutory rate and the reported income tax expense during the six months ended June 30, 2017 and 2016 is primarily due to a discrete tax charge related to share-based awards and the effect of U.S. state income taxes.

Our effective tax rate on continuing operations was a benefit of 28.5% during the six months ended June 30, 2017, compared to a benefit of 8.5% during the six months ended June 30, 2016. The change in our effective tax rate during the six months ended June 30,

2017 is primarily attributed to a higher discrete tax charge related to share-based awards and the tax non-deductibility of the GAAP goodwill impairment charge over a loss before tax in 2016.

We have approximately $5.8 million and $5.6 million of unrecognized tax benefits at June 30, 2017 and December 31, 2016, respectively, including accrued interest and penalties.

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

On June 6, 2017, the State of California Franchise Tax Board notified us of an examination into the 2015 tax year.

We accrued approximately $26,000 and $51,000 during the three and six months ended June 30, 2017, respectively, and approximately $21,000 and $28,000 during the three and six months ended June 30, 2016, respectively, for the payment of interest and penalties which is recorded as income tax expense.

During the six months ended June 30, 2017, we recorded an additional reserve for uncertain tax positions in the amount of $149,000.

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

CFPB Investigation

The Company and certain of its employees previously received Civil Investigative Demands (CIDs) from the CFPB to produce certain documents and answer questions relating to the Company’s quality control process for its online mortgage rate tables. The Company has cooperated in responding to the CIDs. In late 2015, the Company received a communication from the CFPB inviting the Company to respond to the CFPB’s identified issues in the form of a Notice of Opportunity to Respond and Advise during which the CFPB identified potential claims it might bring against the Company. In early 2016, the Company submitted a response that it believed addressed the CFPB’s issues with respect to the Company’s online mortgage rate tables and its quality control processes. In July 2017, the CFPB informed the Company that the investigation has been completed and the staff of the CFPB’s Office of Enforcement currently does not intend to recommend that the CFPB take enforcement action.

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

We amortize original issue discount and deferred loan fees related to the Senior Notes, which are included within interest and other expenses, net on the accompanying condensed consolidated statements of comprehensive income (loss). Interest expense, amortization of original issue discounts and amortization of deferred financing costs, related to the Senior Notes were as follows:

	Three months ended		Six months ended
(in thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Interest expense	$4,594	$4,709	$9,188	$9,507
Original issue discount	173	162	343	323
Deferred financing costs	471	443	935	881

The following amounts remain to be amortized:

(in thousands)	June 30, 2017	December 31, 2016
Original issue discount	$789	$1,133
Deferred financing costs	2,212	3,147

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

The Credit Agreement contains customary affirmative and negative covenants and events of default and requires the Company to comply with a maximum consolidated total leverage ratio of 4.00:1.00 as of the last day of any fiscal quarter only if the aggregate amount (without duplication) of letters of credit (other than letters of credit that are issued and not drawn to the extent such letters of credit are cash collateralized) and loans outstanding under the Revolving Credit Facility exceed, on a pro forma basis, 30% of the total revolving commitments of all Lenders at such time. We were in compliance with all required covenants as of June 30, 2017.

All obligations under the Credit Agreement are guaranteed by the Guarantors and are secured, subject to certain exceptions, by first priority liens on the assets of the Company and the Guarantors.

As of June 30, 2017 $69.4 million was available for borrowing under the Revolving Credit Facility and there were approximately $593,000 in letters of credit issued against the facility.

We amortize deferred financing costs related to the Revolving Credit Facility, which is included within interest and other expenses, net on the accompanying condensed consolidated statements of comprehensive income (loss). Interest expense and amortization of deferred financing costs related to the Revolving Credit Facility were as follows:

	Three months ended		Six months ended
(in thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Interest expense	$91	$73	$182	$140
Deferred financing costs	85	85	169	169

Deferred financing costs remaining to be amortized:

(in thousands)	June 30, 2017	December 31, 2016
Deferred financing costs	$281	$450

NOTE 11 – ACQUISITION

2016 Acquisition

In  June 2016, we completed the acquisition of certain assets of Next Advisor, Inc. (the “Acquired NextAdvisor Business”),  an online source of research and reviews of credit cards, personal finance and internet services. The acquisition is accounted for as a business combination and was made to accelerate our business, broaden our reach and increase ways to engage consumers looking for credit cards. The results of operations of the Acquired NextAdvisor Business are being reported in our Credit Cards segment and are included in our condensed consolidated results from the acquisition date.

The Company paid $63.4 million at closing, recorded $37.3 million of deferred contingent consideration, and placed $11.9 million into escrow as a  deferred payment and to serve as recourse for indemnity obligations. An additional $1.3 million was paid to the seller subsequent to the closing date, related to net working capital adjustments. The deferred payment is recorded in other assets and is being amortized into compensation expense over the period earned. As of June 30, 2017, approximately $7.9 million has been paid from escrow to the seller.

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

The following table presents the June 30, 2017, fair value of assets acquired and liabilities assumed at the acquisition date:

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

The amounts of revenue and net income generated by the Acquired NextAdvisor Business included in our Condensed Consolidated Statement of Comprehensive Income (Loss) for the six months ended June 30, 2017 are approximately $42.8 million and $11.1 million, respectively. These amounts include both results from existing NextAdvisor operations and revenue and net income on CreditCards.com which resulted from content marketing managed by NextAdvisor. We record stock-based compensation expense, contingent acquisition expense, contingent deferred compensation expense and income tax expense at the consolidated level and do not allocate these expenses to the businesses.

Unaudited pro forma revenue, net income, weighted average shares and net loss of the Company, assuming the Acquired NextAdvisor Business occurred January 1, 2016, for the three and six months ended June 30, 2016:

	Three months ended	Six months ended
	June 30,	June 30,
(In thousands, except share and per share data)	2016	2016
Total revenue	$110,397	$218,574
Net loss	$(42,119)	$(42,235)
Weighted average shares:
Basic	88,330,233	90,794,100
Diluted	88,330,233	90,794,100
Earnings (loss) per share:
Basic	$(0.48)	$(0.47)
Diluted	$(0.48)	$(0.47)

NOTE 12 – RESTRUCTURING

During April 2017 management implemented a restructuring initiative to exit the print product sales channel and drive increased efficiencies by better aligning resources with strategic objectives. The initiative will reduce headcount and consolidate functions and locations. During the three months ended June 30, 2017, as part of this process, we have formally communicated the termination of employment to approximately 40 employees and as of June 30, 2017 approximately 20 employees have been separated from service. We expect to incur costs of approximately $2.0 million as part of this process, inclusive of (i) approximately $800,000 for termination costs, including severance and retention expenses, (ii) approximately $900,000 for facility closure costs and (iii) approximately $300,000 for the acceleration of amortization of certain assets, of which, approximately $1.4 million is expected to be settled in cash. This initiative is expected to be completed by December 31, 2017. During the three months ended June 30, 2017, we incurred $669,000 in restructuring expense related to severance, retention and other personnel related expenses, and $201,000 within amortization expense for the acceleration of intangible assets.

The following table summarizes the changes to our restructuring liabilities and identifies the amounts recorded within our reporting segments for restructuring charges and corresponding payments:

	Six months ended June 30, 2017
(In thousands)	Banking	Other	Total
Balance at January 1, 2017	$-	$-	$-
Restructuring charges	649	20	669
Payment/utilized	(210)	(20)	(230)
Balance at June 30, 2017	$439	$-	$439

NOTE 13 – DISCONTINUED OPERATION

During the three and six months ended June 30, 2016, we had $353,000 of net income and $86,000 of a loss, respectively, in discontinued operations related to the December 2015 disposal of our former Insurance business. This activity primarily relates to reimbursements from some states for previous sales tax remittances, and legal and other post-closing expenses.

 NOTE 14 – SUBSEQUENT EVENTS

Proposed Merger with Red Ventures

As previously announced, on July 2, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Red Ventures Holdco, LP, a North Carolina limited partnership (“Red Ventures”), and Baton Merger Corp., a Delaware corporation and an indirect wholly owned subsidiary of Red Ventures (“Merger Sub”).

The Merger Agreement provides, among other things and subject to the terms and conditions set forth therein, that Merger Sub will be merged with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and as a wholly owned subsidiary of Red Ventures. The Merger Agreement provides that each share of common stock, par value $0.01 per share, of the Company (“Common Stock”) outstanding immediately prior to the effective time of the Merger (the “Effective Time”) (other than shares of Common Stock owned by the Company, Red Ventures, Merger Sub or any wholly owned subsidiary of the Company and shares of Common Stock owned by stockholders of the Company who properly demand and do not withdraw a demand for, or lose their right to, appraisal rights pursuant to Section 262 of the General Corporation Law of the State of Delaware) will at the Effective Time automatically be cancelled and converted into the right to receive $14.00 in cash, without interest (the “Merger Consideration”).

The Company’s Board of Directors has unanimously approved and declared advisable the Merger Agreement and the transactions contemplated thereby, including the Merger. The obligation of the parties to complete the Merger is subject to customary closing conditions, including, among others, (i) the adoption of the Merger Agreement by a majority of outstanding shares of Common Stock entitled to vote thereon (the “Company Stockholder Approval”), (ii) the expiration or earlier termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) the absence of any law, order or injunction of a court or governmental entity of competent jurisdiction prohibiting the consummation of the Merger, (iv) the accuracy of the representations and warranties contained in the Merger Agreement (subject to certain qualifications), (v) the performance by the parties of their respective obligations under the Merger Agreement in all material respects and (vi) the absence of a Company Material Adverse Effect (as defined in the Merger Agreement) after the date of the Merger Agreement.

Red Ventures has obtained debt financing commitments for the purpose of financing the transactions contemplated by the Merger Agreement and paying related fees and expenses. The obligations of the lenders to provide debt financing under the debt commitment letter are subject to customary conditions.

The Merger Agreement contains certain termination rights, including the right of either party to terminate the Merger Agreement if the Merger is not consummated on or before December 21, 2017 or if the Company Stockholder Approval is not obtained at a meeting of the Company’s stockholders at which a vote on the adoption of the Merger Agreement is taken, the right of the Company to terminate the Merger Agreement if Red Ventures fails to consummate the Merger following satisfaction or waiver of the conditions to Red Ventures’ obligation to consummate the Merger and completion of a specified marketing period for Red Ventures’ debt financing, and the right of Red Ventures to terminate the Merger Agreement if the Company’s Board of Directors effects a Change of Recommendation (as defined in the Merger Agreement). The Merger Agreement provides that, upon termination of the Merger Agreement under specified circumstances, the Company will be required to pay Red Ventures a termination fee of approximately $37.7 million. The Merger Agreement further provides that Red Ventures will be required to pay the Company a termination fee of approximately $87.9 million if the Merger Agreement is terminated under specified circumstances.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of such agreement, which is attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2017.

In connection with the execution of the Merger Agreement, Red Ventures entered into a voting agreement (the “Voting Agreement”) with Ben Holding S.à r.l., a stockholder of the Company. Subject to the terms and conditions set forth therein, Ben Holding S.à r.l. has agreed, among other things, to vote the shares of Common Stock over which it has voting power in favor of the adoption of the Merger Agreement and the transactions contemplated thereby, including the Merger, against alternative acquisition proposals, and against any other action or agreement that would reasonably be expected to result in a material breach of the Merger Agreement by the Company or prevent, materially impair or materially delay the consummation of the Merger. The aggregate number of shares covered by the voting obligations set forth in the Voting Agreement shall automatically be reduced (on a pro rata basis with each other stockholder of the Company who executes a similar voting agreement with Red Ventures in connection with the Merger Agreement and the transactions contemplated thereby, if any) to the extent necessary in order that the aggregate number of shares subject to the Voting Agreement, together with all other shares of Common Stock subject to such other voting agreements, if any, represents no more than 39.9% of the shares of Common Stock outstanding and entitled to vote. The Voting Agreement also contains certain restrictions on the transfer of shares of Common Stock by Ben Holding S.à r.l. The Voting Agreement will terminate upon the earlier of the consummation of the Merger, the termination of the Merger Agreement in accordance with its terms or a Change of Recommendation by the Company’s Board of Directors in connection with a Superior Proposal (as defined in the Merger Agreement) pursuant to the Merger Agreement.

The foregoing description of the Voting Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of such agreement, which is attached as Exhibit A to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2017.

Approximately $2.0 million in deal costs have been accrued to date in the third quarter 2017 in connection with the pending Merger.

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

Our sources of revenue include performance-based advertising, lead generation, display advertising, distribution arrangements and traditional media avenues, such as the syndication of editorial content and subscriptions.

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

•	Other – includes unallocated corporate overhead, the elimination of transactions between segments and the wind down of our China operations.

Executive Summary

During 2017:

•	Revenues increased 17.9% to $115.9 million in the second quarter and 22.3% to $234.6 million year-to-date from the same periods in 2016
•

Net loss from continuing operations decreased by $18.0 million to $23.3 million and decreased $12.1 million to $28.5 million in the second quarter and year-to-date, respectively, from the same periods in 2016

•	Adjusted EBITDA increased $4.7 million to $27.3 million and $11.8 million to $57.8 million in the second quarter and year-to-date, respectively, from the same periods in 2016

On July 2, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Red Ventures Holdco, LP, a North Carolina limited partnership, and Baton Merger Corp., a Delaware corporation and an indirect wholly owned subsidiary of Red Ventures (see Note 14 – Subsequent Events of the Notes to the Condensed Consolidated Financial Statements). The following discussion excludes any impact that may result from the Merger Agreement or the transactions contemplated thereby.

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

Critical Accounting Policies

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenue and expenses during the period. We base our judgments, estimates and assumptions on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. There have been no significant changes in our critical accounting policies or estimates during the six months ended June 30, 2017 as compared to the critical accounting policies and estimates disclosed in management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K dated March 22, 2017 and filed with the SEC, except as updated in Note 1 in Notes to the Condensed Consolidated Financial Statements.

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

As described in our 2016 Annual Report, in the third quarter 2016, management revised the strategy of our Quizzle reporting unit to focus its technology resources primarily on enhancing the user experience of the products and services provided by the Banking segment through greater personalization, and realigned its management reporting structure by integrating the Quizzle operations into the Banking segment from Other.  All segment results reported for the three and six months ended June 30, 2016 have been revised to reflect such change.

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

The following table displays our results for the respective periods expressed as a percentage of total revenue.

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
Statement of Operations Data:	2017	2016	2017	2016
Revenue	100%	100%	100%	100%

Costs and expenses:
Cost of revenue	56%	54%	54%	52%
Sales and marketing	5%	4%	4%	4%
Product development and technology	8%	8%	7%	7%
General and administrative	21%	20%	20%	19%
Legal settlements	0%	20%	0%	10%
Acquisition, disposition and related expenses	0%	1%	0%	1%
Restructuring-related expenses	1%	0%	0%	0%
Changes in fair value of contingent acquisition consideration	24%	0%	17%	0%
Impairment charge	0%	25%	0%	13%
Depreciation and amortization	9%	11%	9%	11%
Total costs and expenses	122%	145%	112%	118%
Loss from operations	(22%)	(45%)	(12%)	(18%)

Interest expense	5%	5%	5%	6%
Interest (income) and other, net	0%	0%	0%	(1%)

Loss before taxes	(27%)	(50%)	(17%)	(23%)
Income tax benefit	(7%)	(8%)	(5%)	(2%)
Net loss from continuing operations	(20%)	(42%)	(12%)	(21%)

Net income (loss) from discontinued operation	0%	0%	0%	0%
Net loss	(20%)	(42%)	(12%)	(21%)

Three months ended June 30, 2017 compared to June 30, 2016

Revenue

Total revenue was $115.9 million and $98.3 for the three months ended June 30, 2017 and 2016, respectively, representing an increase of $17.6 million or 17.9%. Credit Cards segment revenue increased $9.2 million, Banking segment revenue increased $10.9 million and Senior Care segment revenue increased $775,000, while revenue in Other decreased $3.3 million. See our Segment results of operations discussion for further information.

Cost of Revenue

Cost of revenue for the three months ended June 30, 2017 of $64.4 million was $11.6 million higher than the same period in 2016, primarily attributed to the inclusion of NextAdvisor for the full three month period, with higher paid marketing expense of $15.6 million, higher employee compensation,  benefits and incentive compensation expense of $1.7 million, higher stock based compensation of $289,000 and other costs, partially offset by lower distribution payments to our online partners of $6.1 million as a result of lower affiliate revenue and $111,000 lower information technology spend.

Sales and Marketing

Sales and marketing expenses for the three months ended June 30, 2017 of $5.3 million increased $1.3 million from prior year, primarily due to $691,000 increased professional and consulting fees, and other costs, and $623,000 increased salaries, benefits, commissions and other employee costs.

Product Development and Technology

Product development and technology costs for the three months ended June 30, 2017 of $8.9 million were approximately $1.4 million higher than the comparable period in 2016, primarily due to $1.5 million of higher total employee costs, including compensation, benefits and incentive compensation and $291,000 increased stock compensation expense, partially offset by a $251,000 decrease in consulting and professional fees and a $101,000 decrease in technology spend.

General and Administrative

General and administrative expenses for the three months ended June 30, 2017 of $23.9 million were $3.9 million higher than the same period in 2016, due primarily to $3.4 million of higher compensation and benefit costs, which includes $2.8 million increased contingent compensation expense due to NextAdvisor employees, $2.1 million higher stock compensation expense, $413,000 in higher expenses related to the Restatement and related internal review, the SEC and DOJ investigations and related litigation and indemnification obligations, partially offset by $1.4 million lower consulting and professional fees and temporary staff costs primarily related to accounting and legal and  $573,000 decreased information technology costs.

Legal Settlements

During the three months ended June 30, 2016, we recorded a $20.0 million expense for a proposed settlement of the private securities class action lawsuit. Approximately $13.8 million of the settlement was funded from insurance proceeds during the third quarter 2016.

Acquisition, disposition and related expenses

Acquisition, disposition and related expenses for the three months ended June 30, 2017 were $240,000, related to the previously announced July 2, 2017 merger agreement with Red Ventures, and for the three months ended June 30, 2016 were $1.3 million, primarily related to our acquisition of the Next Advisor business.

Changes in Fair Value of Contingent Acquisition Consideration

Changes in fair value of contingent acquisition consideration for the three months ended June 30, 2017 was an expense of $27.3 million related to an increase of $26.5 million for a change in estimate related to current results, revised forecasted results and the probability of achievement, and an increase of $806,000 for the passage of time.

Changes in fair value of contingent acquisition consideration for the three months ended June 30, 2016 was $263,000 due to the passage of time.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2017 of $10.9 million was $192,000 lower than the same period in 2016 primarily as a result of accelerated depreciation of capitalized internally developed software in 2016, partially offset by additional amortization expense in connection with our acquisition.

Restructuring

During the second quarter 2017, management implemented a restructuring initiative to exit our print business and drive increased efficiencies by better aligning resources with strategic objectives. The initiative will reduce headcount and consolidate functions and locations. During the three months ended June 30, 2017, we incurred $669,000 related to severance, retention and other personnel related expenses.

Impairment

During the three months ended June 30, 2016, we recorded $25.0 million for the impairment of goodwill in our Banking segment as management noted that the operating results of this segment had begun to track below plan, primarily due to macro trends impacting its deposit and display advertising businesses which resulted in a triggering event for impairment testing.

Interest expense

Interest expense for the three months ended June 30, 2017 and 2016 was $5.4 million, respectively.

Interest income and other, net

Interest income and other, net for the three months ended June 30, 2017 was an expense of $265,000, a  decrease of  $691,000 from income of $426,000 for the same period in 2016, due primarily to foreign exchanges loss realized in the quarter.

Income Tax Expense

Our effective tax rate was a benefit of 25.8% during the three months ended June 30, 2017 compared to a benefit of 15.3% in the same period in 2016. The change in our effective tax rate during the three months ended June 30, 2017 is primarily attributed to a higher discrete tax charge related to share-based awards and the tax non-deductibility of the GAAP goodwill impairment charge over a loss before tax in 2016.

	Revenues		Adjusted EBITDA
	Three months ended		Three months ended
(In thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Credit Cards (A)	$78,887	$69,650	$25,111	$24,690
Banking (B)	34,756	23,851	8,924	4,744
Senior Care	6,797	6,022	(732)	464
Other	(4,516)	(1,221)	(5,966)	(7,282)
Total Company	$115,924	$98,302	27,337	22,616

Less:
Interest expense			5,414	5,400
Interest income and other, net			265	(426)
Depreciation and amortization			10,887	11,079
Changes in fair value of contingent acquisition consideration			27,292	263
Stock-based compensation expense			7,360	4,754
Legal settlements (C)			-	20,000
Acquisition, disposition and related expenses			240	1,335
Restructuring charge (D)			669	-
Impairment charge (E)			-	25,000
Restatement-related expenses (F)			2,407	1,995
NextAdvisor contingent deferred compensation(G)			4,143	1,371
China operations (H)			45	598
Loss before income taxes			$(31,385)	$(48,753)

__________

(A)

Results for the three months ended June  30, 2017 include NextAdvisor for the full period, while results for the three months ended June 30, 2016 include the results of NextAdvisor since the acquisition on June 17, 2016.

(B)

During the third quarter 2016, management realigned its management reporting structure by integrating the Quizzle operations into the Banking segment. All segment results reported for 2016 have been revised to reflect such change.

(C)

During the three months ended June 30, 2016, $20.0 million was recorded for a proposed settlement of the private securities class action lawsuit pending against the Company. Approximately $13.8 million of the settlement was funded from insurance proceeds during the third quarter 2016.

(D)

During the second quarter 2017, we initiated a restructuring plan in our Banking segment to exit our print business and drive increased efficiencies by better aligning resources with its strategic objectives.

(E)	During the second quarter 2016, we recorded $25.0 million for the impairment of goodwill in our Banking segment.
(F)	Restatement-related expenses include expenses related to the Restatement and related internal review, the SEC and DOJ investigations and related litigation and indemnification obligations.
(G)	Represents contingent deferred compensation expense related to the NextAdvisor acquisition.
(H)

Represents the loss from the operations in China, and includes legal and other costs incurred to wind down those operations. Prior to June 30, 2016, the results of China were presented as a discontinued operation when it was actively marketed for sale. After the negotiations with the potential buyer did not result in a sale of the business, we initiated the process to wind down the operations.

Credit Cards

Revenue increased $9.2 million (13.3%) for the three months ended June 30, 2017 compared with 2016, and was attributable to the results of the NextAdvisor business acquired during the second quarter of 2016. Excluding the impact of NextAdvisor, Credit Cards consumer inquiry volume declined 2.0% year-over-year, while revenue per consumer inquiry declined 13.6%. The decline in revenue per consumer inquiry reflects lower conversion of consumer inquiries into approved credit cards.

Adjusted EBITDA increased $421,000 (1.7%) for the three months ended June 30, 2017 compared with 2016. Expenses included in Adjusted EBITDA increased $8.8 million from the prior year period, primarily due to inclusion of NextAdvisor’s expenses for the full period in the current year. Cost of revenue increased  $5.4 million, mainly related to increased paid marketing expense and investment in social media spend, partially offset by lower affiliate revenue share payments resulting from lower affiliate revenue. Sales and marketing expense increased $1.4 million, primarily due to consulting and professional fees, employee compensation, benefits and corporate marketing costs. Product development and technology cost increased by $1.0 million primarily due to increased development spend related to website redesign. General and administrative expenses were $1.1 million higher, mainly attributed to the increase in expenses for the addition of NextAdvisor.

Banking

Revenue increased $10.9 million  (45.7%) for the three months ended June 30, 2017 compared with 2016. Of the total revenue increase, consumer inquiry revenues generated through our rate tables increased by $6.9 million (43.1%) due primarily to advertiser demand in our deposit and mortgage verticals compared to the prior year. Consumer inquiry volume increased 58.6%  primarily due to growth in our deposit and mortgage verticals while overall unit pricing was 9.8% lower due to our efforts to align the price of each click with the value received by advertisers. Other revenue increased by $4.0 million primarily driven by an increase in Credit Card revenue earned on Bankrate.com.

Adjusted EBITDA increased $4.2 million (88.1%) due primarily to revenue growth. Expenses included in Adjusted EBITDA increased $6.7 million from the prior year period primarily due to cost of revenue which increased by $7.1 million primarily due to investing in marketing to drive growth. Sales and marketing expense decreased by $90,000. Product development costs increased by approximately $311,000 primarily due to additional compensation expense for data science and engineering headcount. General and administrative expenses decreased $623,000 primarily due to lower compensation and benefits expense.

Senior Care

Revenue increased $775,000  (12.9%) for the three months ended June 30, 2017 compared with 2016. This was primarily due to an increase of $607,000 in revenue from senior housing referrals which is largely attributable to increased capacity in our call center and higher spending for lead acquisition which resulted in more referrals to senior living communities and more move-ins. Revenue from the sale of home care leads increased $437,000, as we continued to shift home care customers from subscription contracts to cost-per-lead agreements, which also accounts for a $219,000 decrease in home care subscription revenue. Advertising revenue was down $90,000 due to running fewer large advertising campaigns.

Adjusted EBITDA decreased $1.2 million. Expenses included in Adjusted EBITDA increased approximately $2.0 million from the prior year period. Cost of revenue increased by $1.9 million primarily due to lead acquisition costs. Sales and marketing expense was $151,000 higher. Product development and technology cost decreased by $95,000, and general and administrative expenses increased $13,000.

Other

The Other segment includes general corporate expenses and intercompany eliminations. Revenue for the three months ended June 30, 2017 compared with 2016 decreased $3.3 million, a decrease of $3.0 million excluding China, while Adjusted EBITDA excluding the China operations which are being wound down, increased $1.3 million. The revenue decrease is attributed to increased intersegment revenue eliminations. The increase in Adjusted EBITDA was primarily due to lower professional fees.

Six months ended June 30, 2017 compared to June 30, 2016

Revenue

Total revenue was $234.6 million and $191.8 million for the six months ended June 30, 2017 and 2016, respectively, representing an increase of $42.8 million or 22.3%. Credit Cards segment revenue increased $31.6 million, Banking segment revenue increased $15.4 million and Senior Care segment revenue decreased $417,000, while revenue in Other decreased $4.6 million. See our Segment results of operations discussion for further information.

Cost of Revenue

Cost of revenue for the six months ended June 30, 2017 of $127.6 million was $27.2 million higher than the same period in 2016, primarily due to the inclusion of NextAdvisor for the full six month period. The increase was primarily attributed to higher paid marketing expense of $37.2 million, higher employee compensation, benefits and incentive compensation expense of $3.5 million, higher stock based compensation of $441,000 and other costs, partially offset by lower distribution payments to our online partners of $14.4 million resulting from lower affiliate revenue.

Sales and Marketing

Sales and marketing expenses for the six months ended June 30, 2017 of $10.5 million increased $2.0 million from prior year, primarily due to $1.0 million increased consulting and professional fees, and $1.1 million higher employee compensation and benefits, including commissions and incentive compensation expense, partially offset by $183,000 lower stock compensation expense.

Product Development and Technology

Product development and technology costs for the six months ended June 30, 2017 of $17.5 million were approximately $3.4 million higher than the comparable period in 2016, primarily due to $3.2 million of higher total employee costs, including salary, wages, benefits and incentive compensation, and $748,000 increased stock compensation expense partly offset by $671,000 of decreased consulting and professional fees.

General and Administrative

General and administrative expenses for the six months ended June 30, 2017 of $45.8 million were $8.7 million higher than the same period in 2016, due primarily to $8.1 million of higher compensation and benefit costs, which includes contingent compensation expense due to NextAdvisor employees, $4.1 million higher stock compensation expense, $1.2 million higher facility and other expenses primarily related to the addition of NextAdvisor’s office space and our new headquarters location, and $207,000 in higher expenses related to the Restatement and related internal review, the SEC and DOJ investigations and related litigation and indemnification obligations, partially offset by $3.4 million lower consulting and professional fees primarily related to accounting and legal and $1.2 million decreased information technology costs.

Legal Settlements

During the six months ended June 30, 2016, we recorded a $20.0 million expense for a proposed settlement of the private securities class action lawsuit, of which approximately $13.8 million was funded from insurance proceeds during the third quarter 2016. This expense was partially offset by the recognition of insurance proceeds of $851,000 for reimbursement of previously incurred legal expenses in connection with this lawsuit.

Acquisition, disposition and related expenses

Acquisition, disposition and related expenses for the six months ended June 30, 2017 were $240,000, related to the previously announced July 2, 2017 merger agreement with Red Ventures, and for the six months ended June 30, 2016 were $1.3 million, primarily related to our acquisition of the Next Advisor business.

Changes in Fair Value of Contingent Acquisition Consideration

Changes in fair value of contingent acquisition consideration for the six months ended June 30, 2017 was an expense of $40.1 million related to an increase of approximately $38.9 million for a change in estimate related to current results, revised forecasted results and the probability of achievement, and an increase of approximately $1.3 million for the passage of time.

Changes in fair value of contingent acquisition consideration for the six months ended June 30, 2016 was $101,000 due to the passage of time.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended June 30, 2017 of $21.4 million was $723,000 higher than the same period in 2016 primarily as a result of amortization expense in connection with our acquisition and higher depreciation expense associated with higher capitalized internally developed software as compared to 2016.

Restructuring

During the second quarter 2017, management implemented a restructuring initiative to exit our print business and drive increased efficiencies by better aligning resources with strategic objectives. The initiative will reduce headcount and consolidate functions and locations. During the six months ended June 30, 2017, we incurred $669,000 related to severance, retention and other personnel related expenses.

Impairment

During the six months ended June 30, 2016, we recorded $25.0 million for the impairment of goodwill in our Banking segment as management noted that the operating results of this segment had begun to track below plan, primarily due to macro trends impacting its deposit and display advertising businesses which resulted in a triggering event for impairment testing.

Interest expense

Interest expense for the six months ended June 30, 2017 and 2016 was $10.9 million, respectively.

Interest income and other, net

Interest income and other, net for the six months ended June 30, 2017 of $244,000 decreased $814,000 from the same period in 2016 primarily due to a realized foreign exchange loss in the second quarter.

Income Tax Expense

Our effective tax rate was a benefit of 28.5% during the six months ended June 30, 2017 compared to a benefit of 8.5% in the same period in 2016. The change in our effective tax rate during the six months ended June 30, 2017 is primarily attributed to a higher discrete tax charge related to share-based awards and the tax non-deductibility of the GAAP goodwill impairment charge over a loss before tax in 2016.

Following is a discussion of the results of each of our reportable segments:

	Revenues		Adjusted EBITDA
	Six months ended		Six months ended
(In thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Credit Cards (A)	$164,411	$132,793	$54,133	$50,488
Banking (B)	64,593	49,189	17,868	10,011
Senior Care	12,626	12,209	(1,916)	12
Other	(7,047)	(2,411)	(12,331)	(14,586)
Total Company	$234,583	$191,780	57,754	45,925

Less:
Interest expense			10,876	10,880
Interest income and other, net			(244)	(1,058)
Depreciation and amortization			21,429	20,706
Changes in fair value of contingent acquisition consideration			40,140	101
Stock-based compensation expense			13,720	8,659
Legal settlements (C)			-	19,149
Acquisition, disposition and related expenses			240	1,335
Restructuring charge (D)			669	(34)
Impairment charge (E)			-	25,000
Restatement-related expenses (F)			3,629	3,422
NextAdvisor contingent deferred compensation (G)			7,119	1,371
China operations (H)			83	770
Loss before income taxes			$(39,907)	$(44,376)

__________

(A)	Results for 2017 include the results of NextAdvisor for the full period, while results for the six months ended June 30, 2016 include the results of NextAdvisor since the acquisition on June 17, 2016.
(B)

During the third quarter 2016, management realigned its management reporting structure by integrating the Quizzle operations into the Banking segment. All segment results reported for 2016 have been revised to reflect such change.

(C)

During the six months ended June 30, 2016, $20.0 million was recorded for a proposed settlement of the private securities class action lawsuit pending against the Company. Approximately $13.8 million of the settlement was funded from insurance proceeds during the third quarter 2016.

(D)

During the second quarter 2017, we initiated a restructuring plan in our Banking segment to exit our print business and drive increased efficiencies by better aligning resources with its strategic objectives.

(E)	During the second quarter 2016, we recorded $25.0 million for the impairment of goodwill in our Banking segment.
(F)	Restatement charges include costs related to the Restatement and related internal review, the SEC and DOJ investigations and related litigation and indemnification obligations.
(G)	Represents contingent deferred compensation expense related to the NextAdvisor acquisition.
(H)

Represents the loss from the operations in China, and includes legal and other costs incurred to wind down those operations. Prior to June 30, 2016, the results of China were presented as a discontinued operation when it was actively marketed for sale. After the negotiations with the potential buyer did not result in a sale of the business, we initiated the process to wind down the operations.

Credit Cards

Revenue increased $31.6 million  (23.8%) for the six months ended June 30, 2017 compared with 2016,  which is greatly attributable to the results of the NextAdvisor business acquired during the second quarter of 2016. Excluding the impact of NextAdvisor, Credit Cards consumer inquiry volume increased 7.1% year-over-year, while revenue per consumer inquiry declined 9.9%. The decline in revenue per consumer inquiry reflects lower conversion of consumer inquiries into approved credit cards.

Adjusted EBITDA increased $3.6 million (7.2%) for the six months ended June 30, 2017 compared with 2016. Expenses included in Adjusted EBITDA increased $28.0 million from the prior year period, primarily due to the inclusion of the results of NextAdvisor for the full year-to-date period in 2017. Cost of revenue increased $19.8 million, mainly related to increased paid marketing expense and employee costs, partially offset by lower affiliate revenue share payments resulting from lower affiliate revenue. Sales and marketing expense increased $2.0 million, primarily due the inclusion of NextAdvisor for the whole six months period and consulting fees related to brand marketing. Product development and technology cost increased by $2.8 million primarily due to higher employee expenses with the inclusion of NextAdvisor for the entire six month period. General and administrative expenses were $3.3 million higher, mainly attributed to the addition of NextAdvisor.

Banking

Revenue increased $15.4 million (31.3%) for the six months ended June 30, 2017 compared with 2016. Of the total revenue increase, consumer inquiry revenues generated through our rate tables increased by $9.5 million (28.7%) due to advertiser demand in our deposit and mortgage verticals compared to the prior year. Volume increased 46.4% due to growth in our deposit and mortgage verticals while overall unit pricing was 12.0% lower due to our efforts to align the price of each click with the value received by advertisers. Other revenue increased by $5.9 million primarily driven by an increase in Credit Card revenue earned on Bankrate.com.

Adjusted EBITDA increased $7.9 million (78.5%) due primarily to increased revenue. Expenses included in Adjusted EBITDA increased $7.5 million from the prior year period. Cost of revenue increased by $9.2 million primarily due to increases in marketing expense to drive growth. Sales and marketing expense decreased by $49,000. Product development costs increased by approximately $102,000. General and administrative expenses decreased $1.7 million primarily due to lower compensation and decreased information technology expenses.

Senior Care

Revenue increased $417,000 (3.4%) for the six months ended June 30, 2017 compared with 2016. This was primarily due to an increase of $104,000 in revenue from senior housing referrals which is partly attributable to increased capacity in our call center in the second quarter of 2017 and a corresponding increase in spending for lead acquisition which resulted in more referrals to senior living communities and more move-ins, partly aided by a slightly higher average referral fee generated per move-in. Revenue from the sale of home care leads increased $784,000, as we continued to shift customers from subscription contracts to cost-per-lead agreements, which also accounts for a $380,000 decrease in home care subscription revenue. Advertising revenue was down $137,000 due to running fewer large advertising campaigns.

Adjusted EBITDA decreased $1.9 million primarily due to cost of revenue. Expenses included in Adjusted EBITDA increased $2.3 million from the prior year period. Cost of revenue increased by $2.1 million primarily due to increased lead acquisition costs, higher travel expenses related to training for new Family Advisors, and increased contractor costs in support of our call center. Sales and marketing expense was $424,000 higher, primarily attributed to employee compensation, benefits and commissions and contractor expenses. Product development and technology cost decreased by $203,000, and general and administrative expenses increased $22,000.

Other

The Other segment includes general corporate expenses and intercompany eliminations. Revenue for the six months ended June 30, 2017 compared with 2016 decreased $4.6 million, a decrease of $4.1 million excluding China, while Adjusted EBITDA excluding the China operations which are being wound down, increased $2.2 million. The revenue decrease is attributed to increased intersegment revenue eliminations. The increase in Adjusted EBITDA was primarily due to lower professional fees.

Liquidity and Capital Resources

(In thousands)	June 30, 2017	December 31, 2016	Change
Cash and cash equivalents	$188,624	$176,680	$11,944
Working capital	$170,607	$217,087	$(46,480)
Stockholders' equity	$671,976	$689,378	$(17,402)

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

As of June 30, 2017, we had working capital of $170.6 million and our primary commitments were normal working capital requirements and $6.9 million in accrued interest for the Senior Notes. In addition, we have accrued $74.9 million for contingent liabilities related to a past acquisition due within the next twelve months.

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

Debt Financing

Senior Notes

As of June 30, 2017, we had $300.0 million in Senior Notes outstanding for which interest is accrued daily on the outstanding principal amount at 6.125% and is payable semi-annually, in arrears, on February 15th and August 15th. The Senior Notes are due August 15, 2018. Accrued interest on the Senior Notes as of June 30, 2017 is approximately $6.9 million. Refer to Note 10 in the Notes to Condensed Consolidated Financial Statements for a further description of the Senior Notes.

Revolving Credit Facility

We have a Revolving Credit Facility in an aggregate amount of $70.0 million which matures on May 17, 2018 ("Revolving Credit Facility"). All obligations under the Revolving Credit Facility are guaranteed by the Guarantors and are secured, subject to certain exceptions, by first priority liens and security interests in the assets of the Company and the Guarantors.

As of June 30, 2017, we had approximately $593,000 in letters of credit outstanding under the Revolving Credit Facility and we were in compliance with all required covenants.

Cash Flows

Operating Activities

During the six months ended June 30, 2017, operating activities provided cash of $26.8 million compared to $14.0 million during the six months ended June 30, 2016. This increase is mainly due to:

•

a year-over-year increase of $18.9 million in net income excluding non-cash charges (primarily depreciation and amortization, stock-based compensation, and changes in fair value of contingent acquisition consideration), primarily attributable to the current year’s improved operating results

•	partially offset by a decrease related to changes in operating assets and liabilities of $5.9 million, primarily related to an increase in accounts receivable, and
•	a $1.2 million year-over-year increase in taxes paid

Investing Activities

For the six months ended June 30, 2017, cash used in investing activities was $5.6 million and primarily consisted of $5.6 million for purchases of furniture, fixtures, leasehold improvements, equipment and capitalized website development costs

For the six months ended June 30, 2016, cash used in investing activities was $66 million and primarily consisted of:

•	$63.4 million for the acquisition of Next Advisor
•	$2.6 million for purchases of furniture, fixtures, equipment and capitalized website development costs

Financing Activities

For the six months ended June 30, 2017, cash used in financing activities was $9.4 million due to:

•	$3.3 million of payments of guaranteed deferred acquisition payments
•	the repurchase of $6.1 million of Company stock for withholdings and remittances of employee taxes on vesting of 40 employee stock-based compensation awards

For the six months ended June 30, 2016, cash used by financing activities was $63.1 million primarily due to:

•

the repurchase of Company stock of $54.4 million (which includes purchases under the stock purchase program completed in the second quarter as well as withholdings for taxes on vesting of employee stock-based compensation awards)

•	$5.2 million of payments of contingent acquisition consideration
•	$3.5 million of payments of guaranteed deferred acquisition payments

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

None of our outstanding debt as of June 30, 2017 was subject to variable interest rates as we did not have an outstanding balance for borrowed money under our Revolving Credit Facility as of June 30, 2017. Interest under our Revolving Credit Facility accrues at variable rates based, at our option, on the alternate base rate (as defined in the Revolving Credit Facility) plus a margin of 3.00% or at the adjusted LIBO rate (as defined in the Revolving Credit Facility) plus a margin of 2.00%. Our fixed interest rate debt includes $300.0 million of our Senior Notes in aggregate principal amount.

Exchange Rate Sensitivity

Our exposure to exchange rate risk is primarily that of a net receiver of currencies other than the U.S. dollar, primarily British Pound Sterling. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, can affect the Company's net sales and income from operations as expressed in U.S. dollars. Additionally, we have not engaged in any derivative or hedging transactions to date. During the six months ended June 30, 2017, non-U.S. revenues were less than 1% of our total revenue. We estimate that a hypothetical 10% change (increase or decrease) in exchange rates would not have a material impact to our condensed consolidated financial statements.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act, as amended (the “Exchange Act”), management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, due to the identification of a material weakness in our internal control over financial reporting as described in Item 9A of the 2016 Annual Report, our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2017. For a description of the material weakness, see Part II, Item 9A in the 2016 Annual Report.

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

Changes in Internal Control over Financial Reporting

Other than the changes described above under “Remediation” that occurred during the quarter ended June 30, 2017, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The information with respect to legal proceedings is incorporated by reference from Note 9 of our Condensed Consolidated Financial

Statements included herein.

Item 1A.  Risk Factors

The announcement and pendency of the Merger with Red Ventures could adversely affect our business, financial results and/or operations.

The announcement and pendency of the Merger could cause disruptions and create uncertainty surrounding our business. These uncertainties may impair our ability to attract, retain and motivate key personnel until the transaction is completed, and could cause customers, providers, advertisers, partners and other third parties to change existing business relationships. Changes to existing business relationships, including termination or modification, could negatively affect our revenues, earnings and cash flow, as well as the market price of our common stock.

We are also subject to restrictions on the conduct of our business prior to the completion of the transaction as provided in the Merger Agreement, including, among other things, restrictions on our ability to acquire other businesses and assets, sell, transfer or license our businesses and assets, make investments, enter into certain contracts, repurchase or issue securities, pay dividends, make capital expenditures, amend our organizational documents and incur indebtedness. These restrictions could prevent or delay the pursuit of strategic corporate or business opportunities, result in our inability to respond effectively and/or timely to competitive pressures, industry developments, developments relating to our customers, providers, advertisers, partners and other third parties, and future opportunities, and may as a result or otherwise have a significant negative impact on our business, results of operations and financial condition.

In addition, management and financial resources have been diverted and will continue to be diverted towards the completion of the Merger. The Company has incurred, and expects to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the transaction. These costs could adversely affect the financial condition and results of operation of the Company prior to the completion of the transaction.

We may not complete the Merger with Red Ventures within the time frame we anticipate or at all, which could have an adverse effect on our business, financial results and/or operations.

There can be no assurance that the Merger with Red Ventures will occur. Completion of the Merger is subject to a number of closing conditions, including Bankrate stockholder approval and receipt of required regulatory approvals. We can provide no assurance that all required approvals will be obtained or that all closing conditions will be satisfied, and, if all required approvals are obtained and the closing conditions are satisfied, we can provide no assurance as to the terms, conditions and timing of such approvals or the timing of the completion of the Merger. In addition, the Merger Agreement may be terminated under certain specified circumstances.

If the transaction is not completed within the expected time frame or at all, we may be subject to a number of material risks. The price of our common stock may decline to the extent that current market prices reflect a market assumption that the Merger will be completed. In addition, some costs related to the Merger must be paid whether or not the Merger is completed, and we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Merger, as well as the direction of management resources towards the Merger, for which we will have received little or no benefit if the closing of the Merger does not occur. We may also experience negative reactions from our stockholders and other investors, employees, customers, providers, advertisers, partners and other third parties. In addition, in specified circumstances, we could be required to pay Red Ventures a termination fee of approximately $37.7 million. If the Merger Agreement is not adopted by our stockholders, or if the Merger is not completed for any other reason, there can be no assurance that any other transaction acceptable to us will be offered or that our business, prospects or results of operations will not be adversely affected.

In addition, if the Merger is not completed, our Board of Directors may review and consider various alternatives available to us, including, among others, continuing as a public company with no material changes to our business or capital structure, seeking an acquisition or attempting to implement another transaction that is similar to the Merger. These alternative transactions may involve various additional risks to our business, including, among others, distraction of our management team and associated expenses as described above in connection with the proposed Merger, and risks and uncertainties related to our ability to consummate any such alternative transaction and other variables which may adversely affect our operations. During the pendency of the Merger, however, the Merger Agreement contains provisions that restrict our ability to entertain alternative transactions, which could discourage or make it difficult for a third party to propose or complete any such alternative transaction with us.

* * *

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Company Purchase of Equity Securities

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value)
			Shares Purchased as	of Shares That May
			Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans or
Period	Shares Purchased	Paid Per Share	or Programs	Programs
April 1, 2017 through April 30, 2017	58,324	$9.86	-	$-
May 1, 2017 through May 31, 2017	18,060	$10.60	-	$-
June 1, 2017 through June 30, 2017	45,896	$11.18	-	$-

Item 3.   Default Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not Applicable

Item 5.    Other Information

Not Applicable

Item 6.     Exhibits

Exhibit No.	Description

2.1

Agreement and Plan of Merger, dated as of July 2, 2017, by and among Red Ventures Holdco, LP, Baton Merger Corp. and Bankrate, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2017)

10.1

Amended and Restated Executive Employment Agreement, dated as of July 2, 2017, by and between Bankrate, Inc. and Kenneth S. Esterow (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2017)

10.2

Amended and Restated Executive Employment Agreement, dated as of July 2, 2017, by and between Bankrate, Inc. and Steven D. Barnhart (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2017)

10.3

Amended and Restated Executive Employment Agreement, dated as of July 2, 2017, by and between Bankrate, Inc. and James R. Gilmartin (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2017)

10.4

Amended and Restated Executive Employment Agreement, dated as of July 2, 2017, by and between Bankrate, Inc. and K. Scott Kim (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2017)

10.5

Amended and Restated Executive Employment Agreement, dated as of July 2, 2017, by and between Bankrate, Inc. and Christopher J. Speltz (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2017)

10.6	Form of Director 2017 Restricted Stock Unit Agreement

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*   Filed herewith.

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

     Bankrate, Inc.

Date: August 8, 2017	By:	/s/ Steven D. Barnhart
Steven D. Barnhart
Senior Vice President, Chief Financial Officer (Mr. Barnhart is the Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant)